Form 10-Q
period 2020-09-30
Vaxcyte, Inc.
filed 2020-11-12
CIK 1649094

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 11, 2020, the registrant had 50,949,711 shares of common stock, $0.001 par value per share, outstanding.

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

Summary of Risks Affecting Our Business

Our business is subject to numerous risks and uncertainties, including those highlighted in the section titled “Risk Factors” later in this Quarterly Report on Form 10-Q. These risks include, but are not limited to, the following:

•

We are in the early stages of vaccine development and have a very limited operating history and no products approved for commercial sale, which may make it difficult for you to evaluate the success of our business to date and to assess our future viability;

•

We have incurred significant net losses since inception and anticipate that we will continue to incur substantial net losses for the foreseeable future. We currently have no source of product revenue and may never achieve profitability. Our stock is a highly speculative investment;

•

We will require substantial additional funding to finance our operations, which may not be available to us on acceptable terms, or at all. If we are unable to raise additional capital when needed, we could be forced to delay, reduce or terminate certain of our development programs or other operations;

•

Our approach to the discovery and development of our vaccine candidates is based on novel technologies that are unproven, which may expose us to unforeseen risks and makes it difficult to predict the time and cost of vaccine candidate development and obtain regulatory approval;

•

Our vaccine candidates have never been tested in human subjects and are in early, preclinical stages of development and may fail in development or suffer delays that materially and adversely affect their commercial viability. If we are unable to complete development of or commercialize our vaccine candidates or experience significant delays in doing so, our business would be materially harmed;

•	The U.S. Food and Drug Administration (“FDA”) may disagree with our regulatory plan, and we may fail to obtain regulatory approval of our vaccine candidates;
•

Our business is highly dependent on the success of VAX-24, which is in the early stages of development. If we are unable to obtain approval for VAX-24 and effectively commercialize VAX-24, our business would be significantly harmed;

•

Our primary competitors have significantly greater resources and experience than we do, which may make it difficult for us to successfully develop our vaccine candidates, or may result in others discovering, developing or commercializing products before or more successfully than us;

•	We may not be successful in our efforts to use our cell-free protein synthesis platform to expand our pipeline of vaccine candidates and develop marketable products;
•

We currently rely on third-party manufacturing and supply partners, including Lonza Ltd. and Sutro Biopharma, Inc., to supply raw materials and components for, and manufacture of, our preclinical and clinical supplies as well as our vaccine candidates. Our inability to procure necessary raw materials or to have sufficient quantities of preclinical and clinical supplies or our vaccine candidates manufactured, or our failure to comply with applicable regulatory requirements or to supply sufficient quantities at acceptable quality levels or prices, or at all, would materially and adversely affect our business;

•

Our business could be adversely affected by the effects of health epidemics, including the ongoing effects of the COVID-19 pandemic, in regions where we or third parties on which we rely have significant manufacturing facilities, concentrations of potential clinical trial sites or other business operations. The COVID-19 pandemic could materially affect our operations, including at our headquarters in the San Francisco Bay Area, as well as the business or operations of our contract manufacturers or other third parties with whom we conduct business;

•	The FDA regulatory approval process is lengthy and time-consuming, and we may experience significant delays in the clinical development and regulatory approval of our vaccine candidates; and
•

If we are unable to obtain and maintain patent protection for our technology and products, or if the scope of the patent protection obtained is not sufficiently broad, we may not be able to compete effectively in our markets.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

VAXCYTE, INC.

Condensed Balance Sheets

(in thousands, except share and per share data)

(unaudited)

	September 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$397,048	$58,976
Prepaid expenses and other current assets	3,787	2,747
Total current assets	400,835	61,723
Property and equipment, net	2,539	3,391
Other assets	442	584
Total assets	$403,816	$65,698

Liabilities, Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable	$10,685	$3,376
Accrued compensation	1,490	414
Accrued manufacturing expenses	24,540	5,777
Accrued expenses (including related party accrual of $134 and $15 as of September 30, 2020 and December 31, 2019, respectively)	2,870	1,305
Deferred rent — current portion	27	19
Lease liability — current portion	—	161
Total current liabilities	39,612	11,052
Deferred rent — long-term portion	1	17
Redeemable convertible preferred stock warrant liability	—	450
Other liabilities	128	242
Total liabilities	39,741	11,761

Commitments and contingencies (Note 5)
Redeemable Convertible Preferred Stock
Series A redeemable convertible preferred stock, $0.001 par value; 10,502,804 shares authorized at September 30, 2020 and December 31, 2019; no and 6,225,719 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively; liquidation value of $0 and $26,887 at September 30, 2020 and December 31, 2019, respectively	—	24,967
Series B redeemable convertible preferred stock, $0.001 par value; 11,449,515 shares authorized at September 30, 2020 and December 31, 2019; no and 6,786,896 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively; liquidation value of $0 and $60,150 at September 30, 2020 and December 31, 2019, respectively	—	55,151
Series C redeemable convertible preferred stock, $0.001 par value; 12,545,824 and 14,010,043 shares authorized at September 30, 2020 and December 31, 2019, respectively; no and 7,377,480 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively; liquidation value of $0 and $85,000 at September 30, 2020 and December 31, 2019, respectively	—	80,192
Stockholders' Equity (Deficit)
Preferred stock, $0.001 par value — 10,000,000 and no shares authorized at September 30, 2020 and December 31, 2019, respectively; no shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	—	—
Common stock, $0.001 par value — 500,000,000 and 52,000,000 shares authorized at September 30, 2020 and December 31, 2019, respectively; 50,949,490 and 4,059,909 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	54	7
Additional paid-in capital	541,848	2,967
Accumulated deficit	(177,827)	(109,347)
Total stockholders' equity (deficit)	364,075	(106,373)
Total liabilities, redeemable convertible preferred stock and stockholders' equity (deficit)	$403,816	$65,698

The accompanying notes are an integral part of these unaudited condensed financial statements.

VAXCYTE, INC.

Condensed Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating expenses:
Research and development (including related party expenses of $143 and $1,011 for the three months ended September 30, 2020 and 2019, respectively, and $458 and $1,123 for the nine months ended September 30, 2020 and 2019, respectively)	$16,410	$9,630	$58,903	$32,225
General and administrative	4,898	2,510	11,225	6,089
Total operating expenses	21,308	12,140	70,128	38,314
Loss from operations	(21,308)	(12,140)	(70,128)	(38,314)
Other income (expense), net:
Interest expense	—	(9)	(7)	(33)
Interest income	33	120	212	537
Grant income	787	54	2,152	54
Foreign currency transaction losses	(530)	(186)	(709)	(417)
Change in fair value of the redeemable convertible preferred stock tranche liability	—	844	—	2,520
Total other income (expense), net	290	823	1,648	2,661
Net loss and comprehensive loss	$(21,018)	$(11,317)	$(68,480)	$(35,653)
Net loss per share, basic and diluted	$(0.41)	$(2.93)	$(3.06)	$(9.54)
Weighted-average shares outstanding, basic and diluted	50,895,358	3,857,298	22,354,212	3,737,779

The accompanying notes are an integral part of these unaudited condensed financial statements.

VAXCYTE, INC.

Condensed Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share data)

(unaudited)

	Series A		Series B		Series C		Series D						Total
	Redeemable Convertible		Redeemable Convertible		Redeemable Convertible		Redeemable Convertible				Additional		Stockholders’
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance — December 31, 2019	6,225,719	$24,967	6,786,896	$55,151	7,377,480	$80,192	—	$—	4,059,909	$7	$2,967	$(109,347)	$(106,373)
Exercise of stock options	—	—	—	—	—	—	—	—	28,837	—	49	—	49
Issuance of common stock related to early exercised stock options	—	—	—	—	—	—	—	—	14,819	—	—	—	—
Vesting of early exercised stock options	—	—	—	—	—	—	—	—	—	—	128	—	128
Issuance of Series D redeemable convertible preferred stock, net of issuance cost of $125	—	—	—	—	—	—	8,220,242	109,875	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	372	—	372
Net loss	—	—	—	—	—	—	—	—	—	—	—	(27,142)	(27,142)
Balance — March 31, 2020	6,225,719	24,967	6,786,896	55,151	7,377,480	80,192	8,220,242	109,875	4,103,565	7	3,516	(136,489)	(132,966)
Conversion of preferred stock	(6,225,719)	(24,967)	(6,786,896)	(55,151)	(7,377,480)	(80,192)	(8,220,242)	(109,879)	28,610,337	29	270,161	—	270,190
Conversion of common stock warrant	—	—	—	—	—	—	—	—	30,278	—	—	—	—
Conversion of preferred stock warrant	—	—	—	—	—	—	—	—	16,591	—	—	—	—
Warrant liability write-off	—	—	—	—	—	—	—	—	—	—	629	—	629
Issuance of common stock upon initial public offering, net of issuance costs of $3,296	—	—	—	—	—	—	—	—	17,968,750	18	264,061	—	264,079
Exercise of stock options	—	—	—	—	—	—	—	—	152,177	—	297	—	297
Vesting of early exercised stock options	—	—	—	—	—	—	—	—	—	—	12	—	12
Issuance of preferred stock	—	—	—	—	—	—	—	4	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	1,289	—	1,289
Net loss	—	—	—	—	—	—	—	—	—	—	—	(20,320)	(20,320)
Balance — June 30, 2020	—	$—	—	$—	—	$—	—	$—	50,881,698	$54	$539,965	$(156,809)	$383,210
Exercise of stock options	—	—	—	—	—	—	—	—	67,792	—	$108		108
Vesting of early exercised stock options	—	—	—	—	—	—	—	—	—	—	9	—	9
Issuance costs for initial public offering	—	—	—	—	—	—	—	—			(72)		(72)
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	1,838	—	1,838
Net loss	—	—	—	—	—	—	—	—	—	—	—	(21,018)	(21,018)
Balance — September 30, 2020	—	$—	—	$—	—	$—	—	$—	50,949,490	$54	$541,848	$(177,827)	$364,075

The accompanying notes are an integral part of these unaudited condensed financial statements.

VAXCYTE, INC.

Condensed Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share data)

(unaudited)

	Series A		Series B		Series C
	Redeemable Convertible		Redeemable Convertible		Redeemable Convertible				Additional		Total
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — December 31, 2018	6,225,719	$24,967	6,786,896	$55,151	3,688,740	$37,692	3,757,403	$6	$1,339	$(59,073)	$(57,728)
Vesting of early exercised stock options	—	—	—	—	—	—	—	—	20	—	20
Stock-based compensation expense	—	—	—	—	—	—	—	—	266	—	266
Net loss	—	—	—	—	—	—	—	—	—	(13,671)	(13,671)
Balance — March 31, 2019	6,225,719	24,967	6,786,896	55,151	3,688,740	37,692	3,757,403	6	1,625	(72,744)	(71,113)
Exercise of common stock options	—	—	—	—	—	—	889	—	2	—	2
Vesting of early exercised stock options	—	—	—	—	—	—	—	—	20	—	20
Stock-based compensation expense	—	—	—	—	—	—	—	—	278	—	278
Net loss	—	—	—	—	—	—	—	—	—	(10,665)	(10,665)
Balance — June 30, 2019	6,225,719	$24,967	6,786,896	$55,151	3,688,740	$37,692	3,758,292	$6	$1,925	$(83,409)	$(81,478)
Exercise of common stock options	—	—	—	—	—	—	220,671	1	313	—	314
Issuance of common stock related to early exercised stock options							59,276				—
Vesting of early exercised stock options	—	—	—	—	—	—	—	—	55	—	55
Stock-based compensation expense	—	—	—	—	—	—	—	—	266	—	266
Net loss	—	—	—	—	—	—	—	—	—	(11,317)	(11,317)
Balance — September 30, 2019	6,225,719	$24,967	6,786,896	$55,151	3,688,740	$37,692	4,038,239	$7	$2,559	$(94,726)	$(92,160)

The accompanying notes are an integral part of these unaudited condensed financial statements.

VAXCYTE, INC.

Condensed Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(68,480)	$(35,653)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,073	900
Stock-based compensation expense	3,499	810
Change in fair value of redeemable convertible preferred stock warrant	179	(12)
Change in fair value of redeemable convertible preferred stock tranche liabilities	—	(2,520)
Loss on disposal of assets	32	1
Asset impairment charges	267	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,040)	(1,071)
Other assets	33	10
Accounts payable	7,330	(1,190)
Accrued compensation	1,076	(283)
Accrued manufacturing expenses	18,763	4,585
Accrued expenses	1,416	1,605
Deferred rent and other long-term liabilities	(8)	79
Net cash used in operating activities	(35,860)	(32,739)
Cash flows from investing activities:
Purchases of property and equipment	(433)	(242)
Proceeds from sale of property and equipment	50	—
Net cash used in investing activities	(383)	(242)
Cash flows from financing activities:
Payments of capital lease obligations	(61)	(220)
Proceeds from initial public offering, net of underwriters' commissions and discounts	267,375	—
Payment of issuance costs for initial public offering	(3,368)	—
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	109,879	—
Proceeds from exercise of common stock options	454	315
Proceeds from issuance of common stock related to early exercised stock options	36	120
Net cash provided by (used in) financing activities	374,315	215
Net increase (decrease) in cash and cash equivalents	338,072	(32,766)
Cash and cash equivalents, beginning of period	58,976	66,090
Cash and cash equivalents, end of period	$397,048	$33,324
Supplemental disclosure of cash flow information:
Cash paid for interest	$7	$33
Supplemental disclosures of non-cash investing and financing activities:
Purchases of property and equipment recorded in accounts payable and accrued expenses	$149	$197
Conversion of convertible preferred stock into common stock	$270,190	$—
Issuance costs for initial public offering included in accounts payable and accrued expenses	$17	$602

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

Initial Public Offering

In June 2020, we completed an initial public offering (“IPO”) in which we issued and sold 17,968,750 shares of common stock, including shares issued upon the exercise in full of the underwriters’ option to purchase 2,343,750 additional shares of common stock, at a public offering price of $16.00 per share. We received $264.0 million in net proceeds, after deducting underwriting discounts and commissions of $20.1 million and offering expenses of $3.4 million.

Immediately prior to the completion of our IPO, all outstanding shares of redeemable convertible preferred stock were converted into 28,610,337 shares of common stock. Subsequent to the completion of the IPO, there were no shares of redeemable convertible preferred stock outstanding.

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

These condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted in accordance with such rules and regulations. Certain changes in presentation were made in the condensed balance sheet as of December 31, 2019 to conform to the presentation of the condensed balance sheet as of September 30, 2020.

Unaudited Interim Condensed Financial Statements

The condensed balance sheet as of September 30, 2020, the condensed statements of operations and comprehensive loss, redeemable convertible preferred stock and stockholders’ equity (deficit) for the three and nine months ended September 30, 2020 and 2019, and the condensed statements of cash flows for the nine months ended September 30, 2020 and 2019, are unaudited. The unaudited interim condensed financial statements have been prepared on the same basis as the audited annual financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair statement of our financial information. The financial data disclosed in the footnotes to the condensed financial statements related to the three and nine months ended September 30, 2020 and 2019 are also unaudited. The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any other future annual or interim period. These interim condensed financial statements should be read in conjunction with our audited annual financial statements included in the prospectus dated June 11, 2020 that forms a part of our Registration Statements on Form S-1 (File Nos. 333-238630 and 333-239110) as filed with the SEC pursuant to Rule 424(b)(4) and Rule 462(b) promulgated under the Securities Act of 1933, as amended.

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

Deferred Offering Costs

Deferred offering costs consist of fees and expenses incurred in connection with the sale of our common stock in the IPO, including legal, accounting, printing and other IPO-related costs. Prior to the completion of our IPO, deferred offering costs were included in Other assets on the condensed balance sheet. In connection with and as of the closing of our IPO, these costs were reclassified to Additional paid-in capital, representing a reduction to the IPO proceeds. As of September 30, 2020, $3.4 million of these IPO-related costs are included in the Additional paid-in capital line item on the condensed balance sheet. As of December 31, 2019, $1.1 million of deferred offering costs were included in Other assets on the balance sheet.

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

Level 1 securities consist of highly liquid money market funds for which the carrying amounts approximate their fair values due to their short maturities. Level 3 liabilities that are measured at fair value on a recurring basis include the redeemable convertible preferred stock warrant. The redeemable convertible preferred stock warrant was measured using an option pricing method by estimating the value using the Black-Scholes model. The inputs used in the Black-Scholes model included the value of the redeemable convertible preferred stock, the risk-free interest rate, the expected term of the instrument and the expected volatility. There was no outstanding redeemable convertible preferred stock warrant as of September 30, 2020. Below are inputs used for the Level 3 liability as of December 31, 2019:

December 31, 2019
Redeemable Convertible Preferred Stock Warrant
Value of Series C Redeemable Preferred Stock Per Share	$6.82
Risk-Free Rate	1.90%
Volatility	73.5%
Term in Years	8.42

During the periods presented, we have not changed the manner in which we value liabilities that are measured at estimated fair value using Level 3 inputs. There were no transfers within the hierarchy during the three or nine months ended September 30, 2020 or the year ended December 31, 2019.

The following tables set forth our financial instruments measured at fair value on a recurring basis by level within the fair value hierarchy at September 30, 2020 and December 31, 2019:

	September 30, 2020
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Money market funds (1)	$392,272	$392,272	$—	$—

	December 31, 2019
	Total Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Money market funds (1)	$48,168	$48,168	$—	$—
Liabilities:
Redeemable convertible preferred stock warrant liability	$450	$—	$—	$450

(1)	Included within cash and cash equivalents on the condensed balance sheet.

The following table provides a summary of changes in the estimated fair value of our Level 3 financial instrument, which was written off upon our IPO in June 2020. No new warrant liabilities were issued during the three months ended September 30, 2020:

Warrant Liability
(in thousands)
Balance — December 31, 2019	$450
Change in fair value	179
Balance — March 31, 2020	629
Warrant liability write-off upon IPO	(629)
Balance — June 30, 2020	$—

4. Balance Sheet Details

Property and Equipment, Net

Property and equipment, net as of September 30, 2020 and December 31, 2019 consisted of the following:

	September 30,	December 31,
	2020	2019
	(in thousands)
Furniture and equipment	$397	$397
Computers and computer software	169	146
Lab equipment	3,887	3,260
Leasehold improvements	1,903	1,884
Capital leases — lab equipment	—	686
Construction in Progress	14	—
Total property and equipment	6,370	6,373
Less: accumulated depreciation and amortization	(3,831)	(2,982)
Property and equipment, net	$2,539	$3,391

Depreciation and amortization expense for the three months ended September 30, 2020 and 2019 was $0.3 million and $0.3 million, respectively, of which $0 and $0.1 million related to capital lease amortization expense for the three months ended September 30, 2020 and 2019, respectively. Depreciation and amortization expense for the nine months ended September 30, 2020 and 2019 was $1.1 million and $0.9 million, respectively, of which less than $0.1 million and $0.2 million related to capital lease amortization expense for the nine months ended September 30, 2020 and 2019, respectively.

Accrued Expenses

Accrued expenses as of September 30, 2020 and December 31, 2019 consisted of the following:

	September 30,	December 31,
	2020	2019
	(in thousands)
Preclinical studies	$1,969	$844
Professional fees	486	397
Other accrued expenses	415	64
Total	$2,870	$1,305

5. Commitments and Contingencies

Capital Leases

We entered into several capital lease obligations for lab equipment during 2016 and 2017. The terms of the leases were 36 months with interest rates ranging from 6.9% to 15.0%. Interest expense for the three and nine months ended September 30, 2020 and 2019 was immaterial.

The present value of the annual rental payments, including guaranteed residual value, was equal to 90% of the fair market value of the assets at the lease inception dates. The underlying assets and related amortization were included in the appropriate fixed asset category and related depreciation account, respectively.

In October 2019 and March 2020, we entered into lease buyout agreements for two pieces of lab equipment. The remaining balances of the capital lease assets for these two pieces of equipment were transferred from Capital leases — lab equipment to Lab equipment at the time of the lease buyouts (See Note 4, “Property and Equipment, Net”). The remaining capital leases had bargain purchase options and we purchased the equipment related to these leases in June 2019 and March 2020 when the leases ended. As of September 30, 2020, there was no remaining balance of lease liability on the balance sheet and there were no future minimum payments required under capital leases.

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

Future minimum payments required under operating leases as of September 30, 2020 are as follows:

(in thousands)
Remainder of 2020	$183
2021	531
Total future minimum payments	$714

Rent expense recognized under the leases was $0.2 million and $0.2 million for the three months ended September 30, 2020 and 2019, respectively, and $0.5 million and $0.4 million for the nine months ended September 30, 2020 and 2019, respectively.

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

Guarantees and Indemnifications

In the normal course of business, we enter into agreements that contain a variety of representations and provide for general indemnification. Our exposure under these agreements is unknown because it involves claims that may be made against us in the future. To date, we have not paid any claims or been required to defend any action related to our indemnification obligations. As of September 30, 2020, we did not have any material indemnification claims that were probable or reasonably possible and consequently have not recorded related liabilities.

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

In June 2018, we and Lonza agreed to certain terms for potential future equity payments as partial satisfaction of future obligations to Lonza. This agreement states that the initial pre-IND cash payments will be subject to a specified dollar cap (the “Initial Cash Cap”). After the Initial Cash Cap has been reached, we have the option to make any further pre-IND payments due to Lonza in cash, equity, or a combination of both, at our election, provided that Lonza may elect to receive up to 25% of pre-IND payments in equity, up to a maximum of $2.5 million and provided that no more than $10 million of pre-IND payments shall be made equity. The Initial Cash Cap had not been reached as of September 30, 2020. As such, no amount has been recorded with respect to the potential future payments above the Initial Cash Cap at September 30, 2020 and December 31, 2019.

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

There were no shares of redeemable convertible preferred stock outstanding as of September 30, 2020.

7. Common Stock

At September 30, 2020 and December 31, 2019, our certificate of incorporation authorized us to issue up to 500,000,000 and 52,000,000 shares of common stock with $0.001 par value per share, respectively, of which 50,949,490 and 4,059,909 shares were issued and outstanding, respectively. The holders of our common stock are also entitled to receive dividends whenever funds are legally available, when and if declared by our board of directors. As of September 30, 2020 and December 31, 2019, no dividends have been declared. Each share of common stock is entitled to one vote.

At September 30, 2020 and December 31, 2019, we had reserved common stock for future issuances under the 2020 Equity Incentive Plan (the “2020 Plan”) and the 2014 Equity Incentive Plan (the “2014 Plan”), and had issued 66,982 shares outside of the 2014 Plan and 2020 Plan as follows:

	September 30,	December 31,
	2020	2019
Options issued and outstanding	5,094,669	3,364,568
Shares available for future stock option grants	4,839,649	835,941
Conversion of redeemable convertible preferred stock	—	20,390,095
Common stock warrant	—	31,857
Redeemable convertible preferred stock warrant	—	59,276
Total	9,934,318	24,681,737

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

9. Equity Incentive Plans

2020 and 2014 Equity Incentive Plans

In June 2020, our board of directors adopted, and our stockholders approved, the 2020 Plan, which became effective on June 11, 2020. Under the 2020 Plan, we may grant incentive stock options, non-statutory stock options, appreciation rights, restricted stock and restricted stock units to employees, consultants and directors. A total of 10,150,000 shares of common stock were approved to be initially reserved for issuance under the 2020 Plan. The number of shares that remained available for issuance under the 2014 Plan as of the effective date of the 2020 Plan and shares subject to outstanding awards under the 2014 Plan as of the effective date of the 2020 Plan that are subsequently canceled, forfeited or repurchased by us will be added to the shares reserved under the 2020 Plan. In addition, the number of shares of common stock available for issuance under the 2020 Plan will be automatically increased on the first day of each calendar year during the ten-year term of the 2020 Plan, beginning with January 1, 2021 and ending with January 1, 2030, by an amount equal to 5% of the outstanding number of shares of our common stock on December 31st of the preceding calendar year or such lesser amount as determined by our board of directors. As of September 30, 2020, an aggregate of 4,839,649 shares of common stock were available for issuance under the 2020 Plan.

Our 2014 Plan permitted the granting of incentive stock options, non-statutory stock options, restricted stock and other stock-based awards. Subsequent to the adoption of the 2020 Plan, no additional equity awards can be made under the 2014 Plan. Shares reserved and remaining available for issuance under the 2014 Plan were added to the 2020 Plan reserve upon its effectiveness. As of September 30, 2020, 4,809,187 shares and 218,500 shares of common stock were subject to outstanding options under the 2014 Plan and 2020 Plan, respectively.

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

At September 30, 2020 and December 31, 2019, 22,700 and 86,409 shares, respectively, remained subject to our right of repurchase as a result of the early exercised stock options. The remaining liabilities related to early exercised shares as of September 30, 2020 and December 31, 2019 were less than $0.1 million and $0.2 million, respectively, and were recorded in other liabilities.

Activity under our 2020 Plan and 2014 Plan, which excludes options to purchase 66,982 shares granted outside of the 2020 Plan and 2014 Plan, was as follows:

		Options Outstanding
Stock Option Activity	Options Available for Grant	Number of Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balances — December 31, 2019	835,941	3,297,586	$1.93
Additional shares authorized	5,997,435	—
Options granted	(2,065,590)	2,065,590	$6.57
Options exercised	—	(263,626)	$1.86
Options forfeited	71,863	(71,863)	$2.47
Balances — September 30, 2020	4,839,649	5,027,687	$3.83	8.22	$228,992
Vested and expected to vest — September 30, 2020		5,027,687	$3.83	8.22	$228,992
Exercisable at September 30, 2020		1,782,595	$1.85	6.70	$84,725

During the three months ended September 30, 2020 and 2019, 67,792 and 279,947 shares of stock options, respectively, were exercised for cash at a weighted-average price per share of $1.60 and $1.55, respectively. The weighted-average grant date fair value of options granted for the three months ended September 30, 2020 and 2019 was $29.83 and $2.31, respectively. The intrinsic value of the stock options exercised was $2.5 million and $0.2 million for the three months ended September 30, 2020 and 2019, respectively.

During the nine months ended September 30, 2020 and 2019, 263,626 and 280,836 shares of stock options, respectively, were exercised for cash at a weighted-average price per share of $1.86 and $1.55, respectively. The weighted-average grant date fair value of options granted for the nine months ended September 30, 2020 and 2019 was $8.17 and $1.51, respectively. The intrinsic value of the stock options exercised was $5.1 million and $0.2 million for the nine months ended September 30, 2020 and 2019, respectively.

2020 Employee Stock Purchase Plan

In June 2020, our board of directors adopted, and our stockholders approved, the 2020 Employee Stock Purchase Plan (the “2020 ESPP”), which became effective on June 11, 2020. The 2020 ESPP permits participants to purchase common stock through payroll deductions of up to 15% of their eligible compensation. A total of 650,000 shares of common stock were approved to be initially reserved for issuance under the 2020 ESPP. In addition, the number of shares of common stock available for issuance under the 2020 ESPP will be automatically increased on the first day of each calendar year during the ten-year term of the 2020 Plan, beginning with January 1, 2021 and ending with January 1, 2030, by an amount of 1% of the outstanding number of shares of our common stock on December 31st of the preceding calendar year or such lesser amount as determined by our board of directors. As of September 30, 2020, 650,000 shares of common stock were available for issuance under the 2020 ESPP.

Stock-based Compensation

We estimated the fair value of employee stock options using the Black-Scholes option-pricing model for the three and nine months ended September 30, 2020 and 2019 using the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Fair Value Assumptions
Expected volatility	93.0% - 93.5%	80.2% - 80.4%	81.2% - 93.5%	78.4% - 80.4%
Expected dividend yield	0%	0%	0%	0%
Expected term (in years)	5.6 - 5.6	6.0 - 6.1	5.6 - 6.1	5.9 - 6.1
Risk-free interest rate	0.3%	1.6% - 1.8%	0.3% - 1.4%	1.6% - 2.4%

We estimated the fair value of shares under the 2020 ESPP using the Black-Scholes option-pricing model for the three and nine months ended September 30, 2020 and 2019 using the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Fair Value Assumptions
Expected volatility	109.7% - 158.2%	N/A	107.0% - 158.2%	N/A
Expected dividend yield	0%	N/A	0%	N/A
Expected term (in years)	0.4 - 1.9	N/A	0.4 - 1.9	N/A
Risk-free interest rate	0.2%	N/A	0.2%	N/A

We recorded total stock-based compensation expense for the three and nine months ended September 30, 2020 and 2019 related to the 2014 Plan, the 2020 Plan and the 2020 ESPP in the condensed statements of operations and allocated the amounts as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)		(In thousands)
Research and development	$558	$88	$1,081	$262
General and administrative	1,280	178	2,418	548
Total	$1,838	$266	$3,499	$810

Upon our IPO, 362,935 performance-based awards vested and, as a result, we recognized $0.3 million of stock-based compensation expense during the three months ended June 30, 2020, which amount is included in the above table for the nine months ended September 30, 2020.

10. Funding Arrangement

In July 2019, we received a cost-reimbursement research award from Combating Antibiotic Resistant Bacteria Biopharmaceutical Accelerator (“CARB-X”), a public-private partnership funded under a Cooperative Agreement from Assistant Secretary for Preparedness and Response/Biomedical Advanced Research and Development Authority (“BARDA”) and by awards from Wellcome Trust, Germany’s Federal Ministry of Education and Research, the United Kingdom Global Antimicrobial Resistance Innovation Fund and the Bill & Melinda Gates Foundation. In connection with this funding, we entered into a cost-reimbursement sub-award agreement with the Trustees of Boston University, the administrator of the program. The initial award provided the potential for funding up to four years to develop a universal vaccine to prevent infections caused by Group A Strep bacteria, which include pharyngitis, impetigo and necrotizing fasciitis, at an amount equal to 50% of reimbursable expenses up to specified amounts. The initial award committed initial funding of up to $1.6 million and, subject to a CARB-X decision to extend the options, up to $15.1 million in total funding available upon achievement of development milestones over the next four years. Specified research expenditures are reimbursable expenses associated with agreed-upon activities needed to advance the research project supported by the grant. These expenditures can include labor, laboratory supplies, travel, consulting and third-party vendor research and development support costs.

Income from grants is recognized in the period during which the related specified expenses are incurred, provided that the conditions under which the grants were provided have been met. We recognized $0.8 million and $0.1 million of grant income under this award and recorded the amounts in Other income (expense), net in the statement of operations and comprehensive loss during the three months ended September 30, 2020 and 2019, respectively. We recognized $2.2 million and $0.1 million of grant income for the nine months ended September 30, 2020 and 2019, respectively. A grant receivable of $0.8 million and $0.2 million representing unreimbursed, eligible costs incurred under the CARB-X agreement was recorded and included in prepaid expenses and other current assets in the balance sheet as of September 30, 2020 and December 31, 2019, respectively.

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

11. Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share and excludes shares which are legally outstanding, but subject to repurchase by us:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net loss (in thousands)	$(21,018)	$(11,317)	$(68,480)	$(35,653)
Weighted-average shares outstanding used in computing net loss per share, basic and diluted	50,895,358	3,857,298	22,354,212	3,737,779
Net loss per share, basic and diluted	$(0.41)	$(2.93)	$(3.06)	$(9.54)

The following potentially dilutive securities were excluded from the computation of diluted net loss per share for the period presented because including them would have been antidilutive:

	Nine Months Ended September 30,
	2020	2019
Stock options	5,094,669	3,071,058
Redeemable convertible preferred stock:
Series A	—	6,225,719
Series B	—	6,786,896
Series C	—	3,688,740
Common stock warrant	—	31,857
Redeemable convertible preferred stock warrant	—	59,276
Total	5,094,669	19,863,546

12. Income Taxes

In determining quarterly provisions for income taxes, we use the annual estimated effective tax rate applied to the actual year-to-date profit or loss, adjusted for discrete items arising in that period. Our annual estimated effective tax rate differs from the U.S. federal statutory rate primarily as a result of state taxes and changes in our valuation allowance against our deferred tax assets. For all periods presented, we have incurred net pre-tax losses in the United States. During the three and nine months ended September 30, 2020, there were no material changes to our unrecognized tax benefits, and we do not expect to have any significant changes to unrecognized tax benefits through the end of the fiscal year. For the three and nine months ended September 30, 2020, we reported zero tax provision. We do not have any tax audits or other tax matters pending.

On March 27, 2020, the President of the United States signed into law the Coronavirus Aid, Relief, and Economic Security Act (CARES Act). The CARES Act, among other things, includes certain income tax provisions for individuals and corporations; however, these benefits do not impact our current tax provision.

13. Related Party Transactions

We have an ongoing relationship with Sutro Biopharma. In 2013, Sutro Biopharma provided support to facilitate the establishment of our Company. As of September 30, 2020 and December 31, 2019, Sutro Biopharma owned approximately 1.6 million shares of our common stock. As of December 31, 2019, Sutro Biopharma also owned warrants to purchase 31,857 shares of our common stock (the “Common Stock Warrant”) at an exercise price of $0.79289 per share and 59,276 shares of our Series C redeemable convertible stock (the “Preferred Stock Warrant”) at an exercise price of $11.5215 per share. The Common Stock Warrant and the Preferred Stock Warrant were automatically net exercised pursuant to their terms for 30,278 shares and 16,591 shares, respectively, of our common stock in connection with the IPO. In the agreements and amendments identified herein, we licensed certain intellectual property and acquired certain supply rights from Sutro Biopharma, including the right to use the XpressCF platform to discover and develop vaccine candidates for the treatment or prophylaxis of infectious diseases. On October 12, 2015, we and Sutro Biopharma (“the Parties”) entered into the Sutro Biopharma License Agreement, which amended and restated an agreement dated August 1, 2014. The Sutro Biopharma License Agreement was subsequently amended on May 9, 2018 (“License Amendment A1”) and May 29, 2018 (“License Amendment A2”). In consideration for the License Amendment A2, we issued to Sutro Biopharma the Preferred Stock Warrant to purchase 59,276 shares of Series C redeemable convertible preferred stock at a purchase price of $11.5215 per share. We also entered into a separate supply agreement with Sutro Biopharma on May 29, 2018 (the “Sutro Biopharma Supply Agreement”).

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

We recognized expense related to the Supply Agreement of $0.1 million and $1.0 million for the three months ended September 30, 2020 and 2019, respectively. We recognized expense of $0.3 million and $1.1 million for the nine months ended September 30, 2020 and 2019, respectively. In addition, we recorded $0 and less than $0.1 million in changes in the fair value of the Preferred Stock Warrant for the three months ended September 30, 2020 and 2019, respectively, and $0.2 million and less than $0.1 million for the nine months ended September 30, 2020 and 2019, respectively. The expense related to the changes in the fair value of the warrant is included in research and development expenses in the condensed statements of operations and comprehensive loss. Accrued expenses payable to Sutro Biopharma were $0.1 million and less than $0.1 million as of September 30, 2020 and December 31, 2019, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed financial statements and related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and our final prospectus for our initial public offering, or IPO, filed with the Securities and Exchange Commission, or the SEC, pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, on June 11, 2020. This discussion and analysis contains forward-looking statements based upon our current plans and expectations that involve risks, uncertainties and assumptions, such as statements regarding our plans, objectives, expectations, intentions and beliefs. Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the section entitled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. You should carefully read the “Risk Factors” section of this Quarterly Report on Form 10-Q to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements. Please also see the section entitled “Special Note Regarding Forward-Looking Statements.”

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

Since June 30, 2020, key developments affecting our business include the following:

•

We continued to progress several manufacturing initiatives for VAX-24, including for the good manufacturing practices, or GMP batches of the 24 polysaccharide antigens and the GMP batches of the 24 conjugate drug substances.

•	In November 2020, we appointed Romulo Colindres, MD, MPH as Chief Medical Officer.
•	In October 2020, we appointed Suzanna Fekete, MSc as Vice President, Regulatory Affairs.

Since our inception in November 2013, we have devoted substantially all of our resources to performing research and development, undertaking preclinical studies and enabling manufacturing activities in support of our product development efforts, acquiring and developing our technology and vaccine candidates, organizing and staffing our company, performing business planning, establishing our intellectual property portfolio and raising capital to support and expand such activities. We do not have any products approved for sale and have not generated any revenue from product sales. To date, we have financed our operations primarily with proceeds from the sales of our redeemable convertible preferred stock and our IPO. Through September 30, 2020, we have raised approximately $569.5 million in gross proceeds from the sale of our capital stock. We will continue to require additional capital to develop our vaccine candidates and fund operations for the foreseeable future. Accordingly, until such time as we can generate significant revenue from sales of our vaccine candidates, if ever, we expect to finance our cash needs through public or private equity or debt financings, third-party (including government) funding and marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches.

We have incurred net losses in each year since inception and expect to continue to incur net losses in the foreseeable future. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending in large part on the timing of our preclinical studies, clinical trials and manufacturing activities, and our expenditures on other research and development activities. Our net losses were $21.0 million and $68.5 million for the three and nine months ended September 30, 2020, respectively. As of September 30, 2020, we had an accumulated deficit of $177.8 million. As of September 30, 2020, we had cash and cash equivalents of $397.0 million, which we believe will be sufficient to fund our operating expenses and capital expenditure requirements through at least the completion and announcement of the topline data from our Phase 1/2 clinical proof-of-concept study of VAX-24 in adults, which we expect in 2022, and to continue to advance our pipeline of other vaccine candidates.

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

Impact of COVID-19

We are continuing to closely monitor the impact of the global COVID-19 pandemic on our business and are taking proactive efforts designed to protect the health and safety of our employees and to maintain business continuity. We believe that the measures we have implemented and continue to implement are appropriate, and we will continue to monitor and seek to comply with guidance from governmental authorities and adjust our activities as appropriate. Based on guidance issued by federal, state and local authorities, we transitioned to a remote work model for our non-lab based employees in March 2020, while maintaining essential in-person laboratory functions in order to advance key research and development initiatives, supported by the implementation of updated onsite safety procedures, including routine testing of employees.

While the COVID-19 pandemic has not resulted in a significant impact to our development timelines to date, as the pandemic continues, we could see an impact on our ability to advance our programs, obtain supplies from our contract manufacturer or interact with regulators, ethics committees or other important agencies due to limitations in regulatory authority, employee resources or otherwise. In any event, if the COVID-19 pandemic continues and persists for an extended period of time, we could experience significant disruptions to our development timelines, which would adversely affect our business, financial condition, results of operations and growth prospects.

In addition, while the potential economic impact brought by, and the duration of, the COVID-19 pandemic may be difficult to assess or predict, the pandemic could result in significant and prolonged disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity. In addition, a recession or market correction resulting from the continued spread of COVID-19 could materially affect our business and the potential value of our common stock.

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

We accrue for costs related to research and development activities based on our estimates of the services received and efforts expended pursuant to quotes and contracts with vendors, including CMOs, that conduct research and development on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. There may be instances in which payments made to our vendors exceed the level of services provided and result in a prepayment of the research and development expense. Advance payments for goods and services to be used in future research and development activities are expensed when the activity has been performed or when the goods have been received. We make significant judgments and estimates in determining accrued research and development liabilities as of each reporting period based on the estimated time period over which services will be performed and the level of effort to be expended. If the actual timing of the performance of services or the level of effort varies from our estimate, we adjust the accrual or prepaid expense accordingly.

Although we do not expect our estimates to be materially different from amounts actually incurred, if our estimates of the status and timing of services performed differ from the actual status and timing of services performed, it could result in us reporting amounts that are too high or too low in any particular period.

Our clinical development costs may vary significantly based on factors such as:

•	the costs and timing of our CMC activities, including fulfilling GMP-related standards and compliance, and identifying and qualifying a second supplier;
•	the costs related to raw materials estimates from our third-party manufacturing and supply partners;
•	the cost of clinical trials of our vaccine candidates being greater than we anticipate;
•	changes in the standard of care on which a clinical development plan was based, which may require new or additional trials;
•	the number of sites included in the trials;
•	the countries in which the trials are conducted;
•	delays in adding a sufficient number of trial sites and recruiting suitable volunteers to participate in our clinical trials;
•	the number of subjects that participate in the trials;
•	the number of doses that subjects receive;
•	subjects dropping out of a study or lost in follow-up;
•	potential additional safety monitoring requested by regulatory agencies;
•	the duration of subject participation in the trials and follow-up;
•	the cost and timing of manufacturing our vaccine candidates;
•	the phase of development of our vaccine candidates; and
•	the efficacy and safety profile of our vaccine candidates.

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

Grant Income

In July 2019, CARB-X awarded us up to $1.6 million in initial funding to advance the development of a universal vaccine to prevent infections caused by Group A Strep Bacteria. In July 2020, the CARB-X agreement was amended to increase the funding percentage for reimbursable expenses during the initial funding period from 50% to 90%. As a result, the initial funding amount increased from $1.6 million to $2.7 million. Income is recognized as we incur and pay qualifying expenses over a period that ends on December 31, 2020. Qualifying expenses under this funding arrangement are recorded as a receivable when we have both incurred and paid the expenses. We recognized $0.8 million and $0.1 million in grant income for funding research and development under this award during the three months ended September 30, 2020 and 2019, respectively, and $2.2 million and $0.1 million in grant income for the nine months ended September 30, 2020 and 2019, respectively. Grant income is included as a component of Other income (expense), net in the condensed statements of operations and comprehensive loss.

Results of Operations

Comparison of the Three Months Ended September 30, 2020 and 2019

The following table summarizes our results of operations for the periods presented:

	Three Months Ended September 30,		Change
	2020	2019	$	%
Operating expenses:
Research and development	$16,410	$9,630	$6,780	70.4%
General and administrative	4,898	2,510	2,388	95.1%
Total operating expenses	21,308	12,140	9,168	75.5%
Loss from operations	(21,308)	(12,140)	(9,168)	75.5%
Other income (expense), net:
Interest expense	—	(9)	9	(100.0)%
Interest income	33	120	(87)	(72.5)%
Grant income	787	54	733	*
Foreign currency transaction losses	(530)	(186)	(344)	184.9%
Change in fair value of the redeemable convertible preferred stock tranche liability	—	844	(844)	(100.0)%
Total other income (expense), net	290	823	(533)	(64.8)%
Net loss and comprehensive loss	$(21,018)	$(11,317)	$(9,701)	85.7%

*	not meaningful

Operating Expenses

Research and Development Expenses

The following table summarizes our research and development expenses for the periods presented:

	Three Months Ended September 30,		Change
	2020	2019	$	%
Product and clinical development (1)	$10,711	$4,351	$6,360	146.2%
Personnel-related	2,620	1,515	1,105	72.9%
Professional and consulting services	1,085	1,198	(113)	(9.4)%
Research and development consumables	475	1,561	(1,086)	(69.6)%
Facility related and other allocated	413	638	(225)	(35.3)%
Laboratory supplies and equipment	732	197	535	271.6%
Other (2)	374	170	204	120.0%
Total research and development expenses	$16,410	$9,630	$6,780	70.4%

(1)	Includes expenses for third-party manufacturing and outsourced contract services, including preclinical studies and outsourced assays.
(2)	Includes travel-related expenses, warrant expense and other miscellaneous office expenses.
*	not meaningful

Research and development expenses increased by $6.8 million, or 70.4%, during the three months ended September 30, 2020 compared to the corresponding period in 2019. The increase was primarily attributable to an increase of $6.4 million in product and clinical development expenses mainly related to our lead vaccine candidate, VAX-24, driven by increases of $4.4 million in outsourced manufacturing activities and $2.2 million in outsourced research services due to the ramp-up of the eCRM and polysaccharide GMP campaigns and conjugation and drug product activities in preparation for our anticipated IND filing and Phase 1/2 clinical study initiation in the second half of 2021. The increase in personnel-related expenses of $1.1 million was primarily related to the increase in the number of employees to support the expanded activities in research and development. The decrease of $1.1 million in research and development consumables was primarily due to $1.0 million expenses related to extracts and reagents incurred during Q3 2019 for our VAX-24 program.

General and Administrative Expenses

General and administrative expenses increased by $2.4 million, or 95.1%, during the three months ended September 30, 2020 compared to the corresponding period in 2019. The increase was mainly due to increases of $1.6 million in personnel-related costs related to higher stock-based compensation expense resulting from increases in the fair value of our common stock and the number of options granted, as well as growth in the number of employees in our general and administrative functions, $0.4 million in facility costs resulting from the growth in headcount, and $0.5 million in other expenses primarily due to an increase in directors and officers insurance expense as a public company.

Other Income (Expense), Net

Other income (expense), net decreased by $0.5 million, or 64.8%, during the three months ended September 30, 2020 compared to the corresponding period in 2019. During the three months ended September 30, 2019, we recognized a $0.8 million gain resulting from a change in the fair value of the redeemable convertible preferred stock tranche liability, which was settled in December 2019, and there was no such gain recognized in the three months ended September 30, 2020. Other income (expense), net also decreased due to an increase in foreign currency losses of $0.3 million resulting from the depreciation of the U.S. Dollar against the Swiss Franc. These decreases were partially offset by an increase of $0.7 million in grant income for the CARB-X program, which commenced in July 2019.

Comparison of the Nine Months Ended September 30, 2020 and 2019

The following table summarizes our results of operations for the periods presented:

	Nine Months Ended September 30,		Change
	2020	2019	$	%
Operating expenses:
Research and development	$58,903	$32,225	$26,678	82.8%
General and administrative	11,225	6,089	5,136	84.3%
Total operating expenses	70,128	38,314	31,814	83.0%
Loss from operations	(70,128)	(38,314)	(31,814)	83.0%
Other income (expense), net:
Interest expense	(7)	(33)	26	(78.8)%
Interest income	212	537	(325)	(60.5)%
Grant income	2,152	54	2,098	*
Foreign currency transaction losses	(709)	(417)	(292)	70.0%
Change in fair value of the redeemable convertible preferred stock tranche liability	—	2,520	(2,520)	*
Total other income (expense), net	1,648	2,661	(1,013)	(38.1)%
Net loss and comprehensive loss	$(68,480)	$(35,653)	$(32,827)	92.1%

*	not meaningful

Research and Development Expenses

The following table summarizes our research and development expenses for the periods presented:

	Nine Months Ended September 30,		Change
	2020	2019	$	%
Product and clinical development (1)	$43,278	$19,312	$23,966	124.1%
Personnel-related	6,718	4,330	2,388	55.2%
Professional and consulting services	3,117	3,419	(302)	(8.8)%
Research and development consumables	1,173	1,954	(781)	(40.0)%
Facility related and other allocated	2,153	1,710	443	25.9%
Laboratory supplies and equipment	1,542	811	731	90.1%
Other (2)	922	689	233	33.8%
Total research and development expenses	$58,903	$32,225	$26,678	82.8%

(1)	Includes expenses for third-party manufacturing and outsourced contract services, including preclinical studies and outsourced assays.
(2)	Includes travel-related expenses, warrant expense and other miscellaneous office expenses.

Research and development expenses increased by $26.7 million, or 82.8%, during the nine months ended September 30, 2020 compared to the corresponding period in 2019. The increase was primarily attributable to an increase of $24.0 million in product and clinical development expenses mainly related to our lead vaccine candidate, VAX-24, which was driven by increases of $19.2 million in outsourced manufacturing activities and $5.8 million in outsourced research services as a result of the ramp-up of eCRM and polysaccharide GMP campaigns and conjugation and drug product activities in preparation for our anticipated IND filing and Phase 1/2 clinical study initiation in the second half of 2021. The increase in personnel-related expenses of $2.4 million was primarily related to the increase in the number of employees to support the expanded activities in research and development.

General and Administrative Expenses

General and administrative expenses increased by $5.1 million, or 84.3%, during the nine months ended September 30, 2020 compared to the corresponding period in 2019. The increase was primarily attributable to increases of $2.6 million in personnel-related costs due to higher stock-based compensation expense resulting from increases in the fair value of our common stock and the number of options granted, as well as growth in the number of employees in our general and administrative functions, $0.9 million in legal fees related primarily to patent filings, $0.6 million in consulting fees and $1.0 million in other expenses primarily due to an increase in directors and officers insurance expense as a public company.

Other Income (Expense), Net

Other income (expense), net decreased by $1.0 million, or 38.1%, during the nine months ended September 30, 2020 compared to the corresponding period in 2019. During the nine months ended September 30, 2019, we recognized a $2.5 million gain resulting from a change in the fair value of the redeemable convertible preferred stock tranche liability, which was settled in 2019, and there was no such gain recognized in the nine months ended September 30, 2020. Other income (expense) also decreased due to a $0.3 million decrease in interest income resulting primarily from a drop in average yield and a $0.3 million increase in foreign currency losses resulting from the depreciation of the U.S. Dollar against the Swiss Franc. These decreases were partially offset by $2.1 million in grant income for the CARB-X program, which commenced in July 2019.

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operations from inception through September 30, 2020. We have funded our operations to date primarily through equity financings totaling approximately $569.5 million in aggregate gross proceeds and $545.2 million net of underwriting discounts, commissions and offering expenses, including our IPO that was completed in June 2020. As of September 30, 2020, we had $397.0 million of cash and cash equivalents and an accumulated deficit of $177.8 million.

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

We believe that our existing cash and cash equivalents as of the date of this Quarterly Report on Form 10-Q will be sufficient to fund our operating expenses and capital expenditure requirements through at least the completion and announcement of the topline data from our Phase 1/2 clinical proof-of-concept study of VAX-24 in adults, which we expect in 2022, and to continue to advance our pipeline of other vaccine candidates. However, we will need to raise additional capital prior to commencing pivotal trials for any of our vaccine candidates. Until we can generate a sufficient amount of revenue from the commercialization of our vaccine candidates or from collaboration agreements with third parties, if ever, we expect to finance our future cash needs through public or private equity or debt financings, third-party (including government) funding and marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches. The sale of equity or convertible debt securities may result in dilution to our stockholders and, in the case of preferred equity securities or convertible debt, those securities could provide for rights, preferences or privileges senior to those of our common stock. Debt financings may subject us to covenant limitations or restrictions on our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Our ability to raise additional funds may be adversely impacted by deteriorating global economic conditions and the recent disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic. There can be no assurance that we will be successful in acquiring additional funding at levels sufficient to fund our operations or on terms favorable or acceptable to us. If we are unable to obtain adequate financing when needed or on terms favorable or acceptable to us, we may be forced to delay, reduce the scope of or eliminate one or more of our research and development programs.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2020	2019
	(in thousands)
Net cash used in operating activities	$(35,860)	$(32,739)
Net cash used in investing activities	(383)	(242)
Net cash provided by financing activities	374,315	215
Net increase (decrease) in cash and cash equivalents	$338,072	$(32,766)

Cash Flows from Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2020 was $35.9 million, which primarily resulted from a net loss of $68.5 million, partially offset by a net change in our operating assets and liabilities of $27.6 million and non-cash charges of $5.1 million. The net change in operating assets and liabilities of $27.6 million was primarily due to increases in accrued manufacturing expenses of $18.8 million related to outsourced manufacturing activities, accounts payable of $7.3 million resulting from the deferral of completion payments until April 2021 in accordance with our contract with Lonza, accrued expenses of $1.4 million related primarily to increases in contract research services related to the VAX-24 program and accrued compensation of $1.1 million resulting primarily from a partial bonus payout in December 2019. Non-cash charges primarily consisted of $3.5 million in stock-based compensation expense and $1.1 million in depreciation and amortization.

Net cash used in operating activities for the nine months ended September 30, 2019 was $32.7 million, which primarily resulted from a net loss of $35.7 million and non-cash charges of $0.8 million, partially offset by a net change in operating assets and liabilities of $3.7 million. The net change in operating assets and liabilities of $3.7 million was primarily due to increases in accrued manufacturing expenses of $4.6 million related to outsourced manufacturing activities and accrued expenses of $1.6 million related primarily to increases in purchases of extracts and reagents and legal and consulting fees, partially offset by a decrease of $1.2 million in accounts payable resulting from timing of payments and an increase of $1.1 million in prepaid expenses and other current assets resulting primarily from increases in deferred financing costs, prepaid software licenses, equipment maintenance and consulting costs. Non-cash charges primarily consisted of a $2.5 million decrease in the fair value of our Series C redeemable convertible preferred stock tranche liability, partially offset by $0.9 million in depreciation and amortization expense and $0.8 million in stock-based compensation expense.

Cash Flows from Investing Activities

Cash used in investing activities for the nine months ended September 30, 2020 and 2019 was $0.4 million and $0.2 million, respectively, which related primarily to purchases of lab equipment.

Cash Flows from Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2020 was $374.3 million, which primarily consisted of net proceeds of $264.0 million from our IPO and $109.9 million from the issuance of our Series D redeemable convertible preferred stock.

Cash provided by financing activities for the nine months ended September 30, 2019 was $0.2 million, which primarily consisted of proceeds from exercise of common stock options of $0.3 million, partially offset by payments for capital lease obligations of $0.2 million.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commitments at September 30, 2020:

	Payments Due by Period
	Less			More
	than	1 - 3	3 - 5	than
	1 Year	Years	Years	5 Years	Total
	(in thousands)
Operating lease obligations(1)	$691	$23	$—	$—	$714
Total	$691	$23	$—	$—	$714

(1)

Consists of our corporate headquarters lease in Foster City, California that expires in August 2021, our second lease in Foster City, California that expires in October 2021 and a small office lease in San Diego, California that expires in March 2021.

We have certain payment obligations under various license agreements. Under these agreements, we are required to make milestone payments upon successful completion and achievement of certain intellectual property, clinical, regulatory and sales milestones. The payment obligations under the license agreements are contingent upon future events such as our achievement of specified development, clinical, regulatory and commercial milestones, and we will be required to make development milestone payments and royalty payments in connection with the sale of products developed under these agreements. As the achievement and timing of these future milestone payments are not probable or estimable, such amounts have not been included in our balance sheets as of September 30, 2020 and December 31, 2019, or in the contractual obligations table above. See Note 13, “Related Party Transactions,” to our condensed financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Our cash and cash equivalents as of September 30, 2020 and December 31, 2019 consisted of readily available checking and money market funds. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the nature of the instruments in our portfolio, a sudden change in market interest rates would not be expected to have a material impact on our financial condition or results of operations. We believe that our exposure to interest rate risks is not significant and that a hypothetical 10% movement in market interest rates would not have a significant impact on the total value of our portfolio or our interest income. In addition, we do not believe that our cash and cash equivalents have significant risk of default or illiquidity.

Foreign Currency Risk

We are exposed to market risk related to changes in foreign currency exchange rates, mainly relating to our contract with Lonza, our contract manufacturing organization in Switzerland. We have also entered into a limited number of contracts with other parties with payments denominated in foreign currencies. Payments under these contracts are made in foreign currencies and are subject to fluctuations in foreign currency rates. We do not currently have a formal program in place to hedge foreign currency risks. However, from time to time, we buy Swiss Francs, or CHF, which is the majority of our foreign currency exposure, at market and are holding CHF in our bank accounts. As of September 30, 2020, we had approximately $4.3 million held at one financial institution and, as of December 31, 2019, a total of $10.3 million of CHF held at two financial institutions. As of September 30, 2020 and December 31, 2019, we had foreign currency denominated accounts payable and accrued expenses of $33.5 million and $7.1 million, respectively. To date, foreign currency transaction gains and losses have not been material to our financial statements. The following table shows the impact of a hypothetical 10% increase or decrease in current exchange rates on our net assets as of September 30, 2020 and our net loss for the three months ended September 30, 2020:

	Impact on Net Assets as of September 30, 2020	Impact on Net Loss for the Three Months Ended September 30, 2020
Hypothetical Change in Currency Exchange Rates	(in thousands)
10% increase	$(2,123)	$(3,418)
10% decrease	$2,123	$1,796

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

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of September 30, 2020. Based on such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2020.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are a preclinical-stage biotechnology vaccine company that was incorporated in November 2013. Investment in preclinical-stage companies and vaccine development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential vaccine candidate will not gain regulatory approval or become commercially viable. We do not have any products approved for sale and have not generated any revenue from product sales. As a result, we are not profitable and have incurred losses in each year since inception. Our net losses were $50.3 million and $29.5 million for the years ended December 31, 2019 and 2018, respectively, and $68.5 million and $35.7 million for the nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020, we had an accumulated deficit of $177.8 million.

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

As of September 30, 2020, we had cash and cash equivalents of $397.0 million. We believe our existing cash and cash equivalents will fund our current operating plans through at least the next 12 months from the date of this Quarterly Report on Form 10-Q. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned. We will need to raise additional capital before we can progress any of our vaccine candidates into a pivotal clinical trial. We expect to finance our cash needs through public or private equity or debt financings, third-party (including government) funding and marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements or any combination of these approaches. Our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to and volatility in the credit and financial markets in the United States and worldwide, including the trading price of common stock, resulting from the ongoing COVID-19 pandemic. Our future capital requirements will depend on many factors, including:

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

While we are designing and developing a manufacturing process that we believe can scale to address clinical and commercial vaccine supply, we do not own or operate any manufacturing facilities. We rely on contract manufacturing organizations, or CMOs, including our strategic partnership with our contract manufacturer, Lonza Ltd., or Lonza, to access resources to facilitate the development and, if approved, commercialization of VAX-24 and our other vaccine candidates. Advancing our vaccine candidates may create significant challenges, including:

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

Our business could be adversely affected by the effects of health epidemics, including the ongoing effects of the COVID-19 pandemic, in regions where we or third parties on which we rely have significant manufacturing facilities, concentrations of potential clinical trial sites or other business operations. The COVID-19 pandemic could materially affect our operations, including at our headquarters in the San Francisco Bay Area, as well as the business or operations of our contract manufacturer or other third parties with whom we conduct business.

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

In addition, our planned clinical trials may be affected by the COVID-19 pandemic. Site initiation and subject enrollment may be delayed due to prioritization of hospital resources toward the COVID-19 pandemic. Some subjects may not be able to comply with clinical trial protocols if quarantines impede their movement or interrupt healthcare services. Similarly, our ability to recruit and retain subjects and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19, may adversely impact our planned clinical trial operations.

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
•

the U.S. Physician Payments Sunshine Act and its implementing regulations, which require certain manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare & Medicaid Services, or CMS, information related to certain payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by the physicians described above and their immediate family members. Beginning in 2022, applicable manufacturers also will be required to report such information regarding its relationships with physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists and certified nurse midwives during the previous year;

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

There remain executive, judicial and Congressional challenges to the ACA, as well as efforts by the current U.S. President’s administration to repeal or replace certain aspects of the ACA. For example, the Tax Act includes a provision that repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year, which is commonly referred to as the “individual mandate.” The 2020 federal spending package eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax. Further, the Bipartisan Budget Act of 2018, or the BBA, among other things, amended the ACA, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” In December 2018, the CMS, published a new final rule permitting further collections and payments to and from certain ACA-qualified health plans and health insurance issuers under the ACA adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas ruled that the individual mandate is a critical and inseverable feature of the ACA, and therefore, because it was repealed as part of the Tax Act, the remaining provisions of the ACA are invalid as well. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. It is unclear how this decision, future decisions, subsequent appeals and other efforts to repeal and replace the ACA will impact the ACA. On March 2, 2020, the United States Supreme Court granted the petitions for writs of certiorari to review this case. It is unclear how such litigation and other efforts to repeal and replace the ACA will impact the ACA.

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

We expect that additional U.S. federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. federal government will pay for healthcare products and services, which could result in reduced demand for our current or any future vaccine candidates or additional pricing pressures. Further, it is possible that additional governmental action is taken in response to the ongoing COVID-19 pandemic. For example, on August 6, 2020, the current U.S. President’s administration issued another executive order instructing the federal government to develop a list of “essential” medicines and purchase them and other medical supplies from U.S. manufacturers instead of foreign companies, in an effort to reduce regulatory barriers to domestic pharmaceutical manufacturing and catalyze manufacturing technologies needed to keep drug prices low and the production of drug products in the United States. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action in the United States or any other jurisdiction. If we or any third parties we may engage are slow or unable to adapt to changes in existing or new requirements or policies, or if we or such third parties are not able to maintain regulatory compliance, our current or any future vaccine candidates we may develop may lose any regulatory approval that may have been obtained and we may not achieve or sustain profitability.

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

Our executive officers, directors and 5% stockholders beneficially own approximately 66.0% of our common stock as of September 30, 2020. Accordingly, these stockholders have the ability to influence us through this ownership position and significantly affect the outcome of all matters requiring stockholder approval. For example, these stockholders may be able to significantly affect the outcome of elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

We are also subject to more stringent state law requirements. For example, on September 30, 2018, California Governor Jerry Brown signed into law Senator Bill 826, or SB 826, which generally requires public companies with principal executive offices in California to have a minimum number of females on the company’s board of directors. As of December 31, 2019, each public company with principal executive offices in California is required to have at least one female on its board of directors. By December 31, 2021, each public company will be required to have at least two females on its board of directors if the company has at least five directors, and at least three females on its board of directors if the company has at least six directors. SB 826 does not provide a transition period for newly listed companies.

Additionally, on September 30, 2020, California Governor Gavin Newsom signed into law Assembly Bill 979, or AB 979, which generally requires public companies with principal executive offices in California to include specified numbers of directors from “underrepresented communities.”  A director from an “underrepresented community” means a director who self-identifies as Black, African American, Hispanic, Latino, Asian, Pacific Islander, Native American, Native Hawaiian, Alaska Native, gay, lesbian, bisexual, or transgender.  By December 31, 2021, each public company with principal executive offices in California is required to have at least one director from an underrepresented community. By December 31, 2022, a public company with more than four but fewer than nine directors will be required to have a minimum of two directors from underrepresented communities, and a public company with nine or more directors will need to have a minimum of three directors from underrepresented communities.  Similar to SB 826, AB 979 does not provide a transition period for newly listed companies.

If we fail to comply with either SB 826 or AB 979, we could be fined by the California Secretary of State, with a $100,000 fine for the first violation and a $300,000 fine for each subsequent violation of either law, and our reputation may be adversely affected.

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

Future sales of a substantial number of shares of our common stock, or the perception that such sales could occur, could cause our stock price to fall.

As of September 30, 2020, we had outstanding 50,949,490 shares of common stock. Our executive officers, directors and the holders of substantially all of our capital stock and securities convertible into or exchangeable for our capital stock have entered into market standoff agreements with us or lock-up agreements with the underwriters in connection with our IPO under which they have agreed, subject to specific exceptions, not to sell any of our capital stock until December 9, 2020.

However, after the market standoff agreements and lock-up agreements referred to above expire, substantially all of such shares will be eligible for sale in the public market. In addition, upon issuance, shares of common stock subject to outstanding options under our stock option plans will become eligible for sale in the public market in the future, subject to certain legal and contractual limitations. Moreover, 180 days after the closing of the IPO, holders of up to an aggregate of 28,610,337 shares of our common stock will have the right to require us to register these shares under the Securities Act pursuant to an investors’ rights agreement. Sales of a substantial number of shares of our common stock in the public market, or the public’s perception that such sales could occur, could have an adverse effect on the market price of our common stock. In addition, for the three months ended September 30, 2020, the average daily trading volume for our common stock on the Nasdaq Global Select Market was 227,908 shares.  As a result of the low trading volume of our common stock, the trading of relatively small quantities of shares by our stockholders could disproportionately influence the market price of our common stock in either direction.  The price for our shares could, for example, decline significantly in the event that a large number of shares of our common stock are sold on the market without commensurate demand, as compared to an issuer with a higher trading volume that could better absorb those sales without an adverse impact on its stock price.

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

Not applicable.

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

The net proceeds to us after deducting underwriting discounts and commissions of $20.1 million and net offering expenses of $3.4 million were $264.0 million. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates. There has been no material change in the planned use of proceeds from our IPO from those disclosed in the final prospectus for our IPO dated as of June 11, 2020 and filed with the SEC pursuant to Rule 424(b)(4) on June 15, 2020.

At September 30, 2020, less than $0.1 million of expenses incurred in connection with our IPO had not yet been paid.

(c)	Issuer Purchases of Equity Securities

Not applicable.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Description	Schedule Form	File Number	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Vaxcyte, Inc., as amended	8-K	001-39323	3.1	June 16, 2020

3.2	Amended and Restated Bylaws of Vaxcyte, Inc.	8-K	001-39323	3.2	June 16, 2020

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
†

The certifications attached as Exhibit 32.1 and Exhibit 32.2 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vaxcyte, Inc.

Date: November 12, 2020	By:	/s/ Grant E. Pickering
Grant E. Pickering
President and Chief Executive Officer

Date: November 12, 2020	By:	/s/ Andrew Guggenhime
Andrew Guggenhime
Chief Financial Officer and Chief Business Officer