Form 10-K
period 2020-12-31
Vaxcyte, Inc.
filed 2021-03-29
CIK 1649094

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _________ to ___________

Commission File Number 001-39323

VAXCYTE, INC.

(Exact name of Registrant as specified in its Charter)

Delaware	46-4233385
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
353 Hatch Drive Foster City, California	94404
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (650) 837-0111

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	PCVX	The Nasdaq Stock Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐ No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of its Common Stock on the Nasdaq Global Select Market on June 30, 2020, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $949.5 million. Shares of the Registrant’s common stock held by each executive officer, director and holder of 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose.

The number of shares of Registrant’s Common Stock outstanding as of March 25, 2021 was 51,327,638.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference from the Registrant’s definitive proxy statement to be filed with the U.S. Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, in connection with the Registrant’s 2021 annual meeting of stockholders.

Unless the context otherwise requires, all references in this Annual Report on Form 10-K to “we,” “us,” “our,” “our company” and “Vaxcyte” refer to Vaxcyte, Inc.

“Vaxcyte,” “eCRM,” and other trademarks of ours appearing in this report are our property. This report contains additional trade names and trademarks of other companies. We do not intend our use or display of other companies’ trade names or trademarks to imply an endorsement or sponsorship of us by such companies, or any relationship with any of these companies.

i

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this report, including statements regarding our future results of operations or financial condition, business strategy and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” or “would,” or the negative of these words or other similar terms or expressions. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:

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

•	the timing of the initiation, progress and potential results of our preclinical studies, clinical trials and our research and development programs;
•	our ability to advance vaccine candidates into, and successfully complete, preclinical studies and clinical trials;
•	the commercialization of our vaccine candidates, if approved;
•	estimates of our future revenue, expenses, capital requirements and our needs for additional financing;
•	our ability to compete effectively with existing competitors and new market entrants;
•	our ability to establish and maintain intellectual property protection for our products or avoid claims of infringement;
•	our and our third-party manufacturers’ manufacturing capabilities and the scalable nature of our manufacturing process;
•	potential effects of extensive government regulation;
•	the pricing, coverage and reimbursement of our vaccine candidates, if approved;
•	our ability and the ability of our third-party contract manufacturers to operate and continue operations in light of the COVID-19 pandemic;
•	our ability to hire and retain key personnel;
•	our ability to obtain additional financing;
•	the volatility of the trading price of our common stock; and
•	our expectation regarding the time during which we will be an emerging growth company under the Jumpstart Our Business Startups Act.

Actual events or results may differ from those expressed in forward-looking statements. You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Annual Report on Form 10-K primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition and operating results. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in the section titled “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Annual Report on Form 10-K. The results, events and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Annual Report on Form 10-K. While we believe that information provides a reasonable basis for these statements, that information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements.

The forward-looking statements made in this Annual Report on Form 10-K relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Annual Report on Form 10-K to reflect events or circumstances after the date of this Annual Report on Form 10-K or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments.

Summary of Risks Affecting Our Business

Our business is subject to numerous risks and uncertainties, including those discussed more fully in the section titled “Risk Factors” in this Annual Report on Form 10-K. These risks include, but are not limited to, the following:

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

•

Our approach to the discovery and development of our vaccine candidates is based on novel technologies that are unproven, which may expose us to unforeseen risks, require us to modify processes, and make it difficult to predict the time and cost of vaccine candidate development and the timing to apply for and obtain regulatory approvals.

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
•	The U.S. Food and Drug Administration, or FDA, may disagree with our regulatory plan, and we may fail to obtain regulatory approval of our vaccine candidates.
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
•

We currently rely on third-party manufacturing and supply partners, including Lonza Ltd., or Lonza, and Sutro Biopharma, Inc., or Sutro Biopharma, to supply raw materials and components for, and manufacture of, our preclinical and clinical supplies as well as our vaccine candidates. Our inability to procure necessary raw materials or to have sufficient quantities of preclinical and clinical supplies or the inability to have our vaccine candidates manufactured, including delays or interruptions at our third-party manufacturers, or our failure to comply with applicable regulatory requirements or to supply sufficient quantities at acceptable quality levels or prices, or at all, would materially and adversely affect our business.

•

Our business could be adversely affected by the effects of health epidemics, including the ongoing effects of the COVID-19 pandemic, in regions where we or third parties on which we rely have significant manufacturing facilities, concentrations of potential clinical trial sites or other business operations. The COVID-19 pandemic could materially affect our operations, including at our headquarters in the San Francisco Bay Area, as well as the business or operations of our contract manufacturers or other third parties with whom we conduct business.

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

PART I

Item 1. Business.

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

Vaccines are one of the most successful and cost-effective global health interventions and prevent millions of deaths worldwide each year. Routine pediatric vaccinations are estimated to prevent 20 million cases of disease each year, saving over $180 billion in direct and societal costs in the United States alone. Adult vaccination rates are lower than pediatric vaccination rates, but new technologies are driving adult vaccine development, which in turn is fueling the growth of the overall vaccine market. Given the critical role vaccines play in preventing disease from childhood to adulthood, the global vaccine market is large, durable and growing. Nonetheless, there are areas of unmet medical need, including vaccines that can provide broader protection than currently marketed vaccines and novel vaccines that target pathogens for which there are no currently approved vaccines.

We carefully select our target disease areas and vaccine candidates to address areas of significant unmet medical need based on the following criteria: well-defined commercial landscape and efficient market adoption, low biological risk and established clinical pathways. We are leveraging our scalable cell-free protein synthesis platform to develop potentially superior and novel conjugate and protein vaccine candidates for adult and pediatric indications using these criteria.

Our pipeline includes:

•	Pneumococcal conjugate vaccine, or PCV, candidates that we believe are the most broad-spectrum PCV candidates currently in development, targeting the $7 billion global pneumococcal vaccine market.
o

Our lead vaccine candidate, VAX-24, is a 24-valent investigational PCV. We anticipate submitting our initial investigational new drug, or IND, application to the U.S. Food and Drug Administration, or FDA, for VAX-24 between January and June 2022 and initiating our Phase 1/2 clinical proof-of-concept study in adults thereafter. We expect to announce topline data from this study between late 2022 and early 2023.

o

Our second PCV candidate, VAX-XP, leverages our scalable and modular platform and builds on the technical proof of concept established by VAX-24 and is designed to expand the breadth of coverage to at least 30 strains without compromising immunogenicity due to carrier suppression.

•

VAX-A1, a novel conjugate vaccine candidate designed to treat Group A Strep, a preeminent human pathogen causing 700 million cases of disease annually, including pharyngitis, or strep throat, and certain severe invasive infections such as sepsis, necrotizing fasciitis and toxic shock syndrome. There is currently no vaccine against Group A Strep. We believe we have demonstrated preclinical proof of concept for VAX-A1, the data for which were published in December 2020. We nominated the final vaccine candidate for VAX-A1 in the first quarter of 2021 and anticipate initiating IND-enabling activities in the second half of 2021.

•

VAX-PG, a novel protein vaccine candidate targeting the keystone pathogen responsible for periodontitis, a chronic oral inflammatory disease affecting an estimated 65 million adults in the United States. We believe we have demonstrated preclinical proof of concept, the data for which was published in February 2019. Our initial goal is to develop a therapeutic vaccine to slow or stop disease progression; however, the results from clinical trials may inform the potential adoption of prophylactic immunization. We anticipate nominating the final vaccine candidate for VAX-PG in the second half of 2021.

We have other discovery-stage programs that leverage our cell-free protein synthesis platform, which, if proven successful in preclinical studies, could also be advanced into IND-enabling activities and clinical studies.

Our cell-free protein synthesis platform, which is comprised of the XpressCF platform exclusively licensed from Sutro Biopharma, and our proprietary know-how, offers several advantages over conventional cell-based protein expression methods, which we believe enable us to generate superior, novel, more broad-spectrum and/or more immunogenic vaccines. In the context of conjugate vaccines, we believe we can add more antigenic strains without compromising the overall immune response. In particular, our ability to specify the attachment point of antigens, including polysaccharides, on protein carriers represents a significant improvement over the random conjugation that occurs with conventional technologies. This site-specific conjugation is designed to ensure that B-cell and/or T-cell epitopes are optimally exposed, maximizing the immune response, whereas random conjugation blocks these critical immunogenic epitopes, which dampens the immune response and may lead to a phenomenon known as carrier suppression. We believe this precise control of conjugation chemistry enables us to design broader-spectrum conjugate vaccine candidates using carrier-sparing conjugates that use less protein carrier without sacrificing immunogenicity. We are also able to design novel conjugate vaccine candidates using standard amounts of protein carrier to generate heightened immunogenicity. Beyond conjugate vaccines, we believe we can also design novel protein vaccine candidates based on well-appreciated but highly complex antigens that currently cannot be made with conventional technologies to address diseases for which there are no available vaccines. In addition, our platform enables us to rapidly screen vaccine candidates and produce conjugates, thereby dramatically accelerating the development cycle of designing, producing and testing vaccine candidates.

Our Approach

To address areas of significant unmet medical need, we carefully select the disease areas we target and are developing vaccine candidates based on the following criteria:

•

Well-defined commercial landscape and efficient market adoption: We select vaccine targets that are characterized by an established patient population and significant unmet medical need. Our lead vaccine candidate, VAX-24, is a PCV aimed at significantly improving the current standard of care by expanding coverage to address the strains that cause the majority of disease today without sacrificing immunogenicity. We believe that by providing the broadest strain coverage for PCVs, as well as providing novel vaccines for diseases for which there are no currently approved vaccines, we can leverage the U.S. Centers for Disease Control, or CDC, its Advisory Committee on Immunization Practices, or ACIP, and similar international advisory body recommendations to drive rapid and significant market adoption.

•

Low biological risk: We choose vaccine targets with well-understood mechanisms of action and strong precedents for positive preclinical study results that we believe will translate to positive clinical trial results. For example, conjugate vaccines have demonstrated effectiveness in both preclinical and clinical trials against a range of bacteria, including pneumococcus, meningococcus and Haemophilus influenza B (Hib). There is consistent evidence that antibodies directed against these bacteria are protective against their respective diseases.

•

Established clinical pathways: We pursue vaccine targets that we believe have clear and established clinical development pathways in order to accelerate the potential time to market. For example, we believe that our PCVs could receive regulatory approval based on successful completion of clinical studies utilizing well-defined surrogate immune endpoints, consistent with how other PCVs have obtained regulatory approval in the past, rather than requiring clinical field efficacy studies. However, while there have been approvals granted for both pneumococcal conjugate vaccines and meningococcal conjugate vaccines based on surrogate immune endpoints rather than field efficacy studies, we will not be able to confirm this approach’s applicability for our PCVs until we complete our Phase 2 clinical development program. For our novel vaccine candidates, where we believe clinical field efficacy studies will be necessary, we select disease areas with high attack rates, such as Group A Strep, which may allow for more manageable study sizes. For novel protein-based therapeutic vaccine candidates, such as our periodontitis vaccine candidate, we select disease areas where we believe clinical efficacy may be evaluated based on disease progression rather than prevention, which could allow for smaller and faster trials relative to preventative vaccines.

Our Platform

We are leveraging our scalable cell-free protein synthesis platform to develop potentially superior and novel conjugate and protein vaccine candidates for adult and pediatric indications using the above criteria by taking advantage of the following:

•

Site-Specific Conjugation. We are able to specify the attachment point of antigens, including polysaccharides, on protein carriers to ensure optimal exposure of B-cell and/or T-cell epitopes, thereby creating protein carriers designed to have enhanced potency. We believe this precise control of conjugation chemistry enables us to create broader-spectrum conjugate vaccine candidates using carrier-sparing conjugates that use less protein carrier without sacrificing immunogenicity. We are also able to design novel conjugate vaccine candidates using standard amounts of protein carrier to generate heightened immunogenicity.

•

Production of Novel Protein Vaccines. We can design novel protein vaccine candidates based on well-appreciated but highly complex antigens that currently cannot be made with conventional technologies to address diseases for which there are no available vaccines, and we believe we may be able to leverage our platform to rapidly respond to new or emerging pathogens. We can design and produce these “tough-to-make” antigens that conform to the target pathogens, thereby increasing the likelihood that the vaccine will elicit a protective immune response.

•

Speed, Flexibility and Scalability of the Discovery Engine. We are able to rapidly screen vaccine candidates and produce conjugates, thereby accelerating the process of making and testing vaccine candidates. Because cell viability is not required for cell-free protein synthesis, we can utilize a broader range of reaction conditions as we seek to optimize proteins. This flexibility enables us to develop novel vaccine candidates unachievable with current technologies. Furthermore, we believe our platform can scale linearly from discovery to commercial scale.

Our Strategy

Our goal is to become a leader in the vaccines industry by using our cell-free protein synthesis platform to develop superior, novel vaccines to prevent and treat serious infectious diseases. Key elements of our strategy include:

•

Advance VAX-24 through IND-enabling activities, clinical development and regulatory approval. Our lead vaccine candidate, VAX-24, targets the pneumococcal vaccine market. We expect to advance VAX-24 along a well-understood clinical development pathway in an effort to obtain regulatory approval in adults and infants based on successful completion of clinical studies using previously established surrogate immune endpoints, potentially without the need to conduct a clinical field efficacy study, consistent with how other conjugate vaccines have obtained approval. We anticipate submitting our initial IND application to the FDA to evaluate VAX-24 between January and June 2022 and initiating our Phase 1/2 clinical proof-of-concept study in adults thereafter. We expect to announce topline data from this study between late 2022 and early 2023. We expect to initiate our pediatric development program in toddlers upon receipt of the Phase 1 safety data in adults and, after completing such a toddler study, we would expect to commence clinical development in the infant population.

•

Establish scalable production of VAX-24 and VAX-XP. We believe high-quality and scalable manufacturing is critical to our long-term success. We have designed and developed a proprietary, scalable and portable manufacturing process that we believe can scale to supply clinical and commercial volumes of VAX-24 needed to serve both adult and pediatric populations. We have made significant progress towards completing the production of Phase 1/2 clinical trial material for VAX-24 and are preparing for Phase 3 optimization and commercial scale-up activities. We have access to substantial manufacturing resources through our contract manufacturer, Lonza, that we believe can facilitate an independent path to market. Moreover, our next-generation VAX-XP program will use the components and core manufacturing processes established for VAX-24.

•

Create a long-lasting PCV franchise by offering the broadest-spectrum PCV available. The two leading pneumococcal vaccine franchises, Pneumovax and Prevnar, have generated over $100 billion in combined sales, have been on the market for over 40 years and 20 years, respectively, and can attribute their success to being the broadest-spectrum vaccines on the market. If approved, we believe VAX-24 may obtain an ACIP preferred recommendation and potentially replace both incumbents for pneumococcal disease prevention in both adult and pediatric populations because of its broader coverage. We designed VAX-24 to address the 13 pneumococcal strains covered by Prevnar 13 plus the incremental 11 strains that drive most pneumococcal disease today with the durable, boostable immune response of a conjugate vaccine. Further, we have designed VAX-XP to address these 24 strains plus additional epidemiologically significant emerging strains expected to cause increasing pneumococcal disease and antibiotic resistance in the future. With these broad-spectrum vaccine candidates, we believe we are well-positioned to obtain an ACIP preferred recommendation and potentially replace the current standard of care, which involves the administration of both Prevnar 13 and Pneumovax, for pneumococcal disease prevention in both adult and pediatric populations, thereby creating a long-lasting PCV franchise.

•	Advance our novel vaccine candidates and leverage our platform to expand our pipeline.
o

Advance VAX-A1 into IND-enabling activities, clinical development and regulatory approval. VAX-A1 is designed to treat Group A Strep, a disease for which no commercially available vaccine exists. Group A Strep is one of the leading causes of bacterial infections worldwide, with 700 million cases of disease annually, including strep throat and certain severe invasive infections such as sepsis, necrotizing fasciitis and toxic shock syndrome. Strep throat is particularly common in school-age children and a significant source of antibiotic prescriptions globally. The Group A Strep pathogen is also a leading cause of mortality in emerging countries by eliciting immune-mediated diseases such as rheumatic fever and rheumatic heart disease. VAX-A1 is a conjugate vaccine candidate designed to confer broad protective immune responses against all subtypes of Group A Strep and be boostable to offer long-lasting protection from infection. We believe our data published in December 2020 demonstrated preclinical proof of concept for VAX-A1. We nominated the final vaccine candidate for VAX-A1 in the first quarter of 2021 and anticipate initiating IND-enabling activities in the second half of 2021.

o

Advance VAX-PG to final vaccine candidate nomination and IND-enabling activities, clinical development and regulatory approval. VAX-PG is our novel protein vaccine candidate which targets the keystone pathogen responsible for periodontitis, a chronic oral inflammatory disease affecting an estimated 65 million adults in the United States. Our initial goal is to develop a therapeutic vaccine to slow or stop disease progression; however, the results from clinical trials may inform the potential adoption of prophylactic immunization. We have established preclinical proof of concept for VAX-PG, and we anticipate nominating the final vaccine candidate in the second half of 2021.

o

Leverage our platform for other discovery stage programs. We are also able to leverage our platform as a discovery engine given our ability to uniquely create building blocks to construct potential novel conjugate and protein vaccine candidates, and we have other discovery-stage programs which leverage this platform.

•

Continue to build a robust intellectual property portfolio. We have developed and are continuing to develop a comprehensive intellectual property portfolio related to vaccine applications, including manufacturing, formulation and process applications as well as protection for our specific vaccine candidates. We have rights to a robust portfolio of patents and patent applications related to the XpressCF platform through our exclusive license from Sutro Biopharma. We currently have an issued U.S. patent and multiple pending patent applications in the United States and internationally that cover vaccine formulations, protein-antigen conjugates, methods of making conjugate vaccines with various protein-antigen conjugates and other processes, enhancements of immunogenicity and methods of use.

Our Pipeline

We have utilized our cell-free protein synthesis platform to generate a pipeline of vaccine candidates that we believe, if approved, may offer important advantages over existing vaccines or for which there are no vaccines available today. The following table summarizes our current pipeline:

(1)	For the polysaccharide/alum comparator, we used 23 polysaccharides in Pneumovax 23 and 8 additional polysaccharides with alum for comparison.

Global Vaccine Market

The global vaccine market was approximately $36 billion in 2018 and is expected to grow at an 8% CAGR to approximately $58 billion by 2025. The World Health Organization, or WHO, has reported that vaccine revenues have grown at nearly twice the rate of therapeutic products over the last two decades. Conjugate vaccines, including PCVs, represent the largest segment (approximately 39% in 2018) of the global vaccine market. Prevnar 13, currently the broadest-spectrum PCV, is the highest selling vaccine product in the world, accounting for approximately 16% of global vaccine sales in 2018.

The pediatric vaccine market is large and well-established in the United States and European Union and growing in emerging countries. The annual new birth cohort, which in the United States and Europe approached nine million in 2017, drives ongoing sales year after year. In the United States, once a new vaccine is approved by the FDA, the ACIP considers whether to recommend the use of the vaccine. New pediatric vaccines that receive a preferred recommendation from ACIP are nearly universally adopted by pediatricians and parents and are required by many schools, contributing to a national immunization rate for the diseases targeted by such vaccines of approximately 90%.

In addition, the adult vaccine market is currently undergoing rapid growth. Vaccination rates among adults have historically been lower and vary by disease, though strong initiatives are underway to increase awareness and utilization. Studies estimate that 40,000 to 80,000 adults in the United States die annually of vaccine-preventable diseases, and hundreds of thousands more are hospitalized. In recent years, manufacturers have started developing more vaccines for the adult market, with Pfizer’s Prevnar 13 and GlaxoSmithKline’s Shingrix each representing most successful examples. Prevnar 13 generated annual sales of $1.2 billion in the adult indication in the United States, and Shingrix, a vaccine for shingles (herpes zoster) debuted with over $1 billion in sales in 2018 as it replaced Merck’s incumbent vaccine, Zostavax, after receiving an ACIP preferred recommendation, and generated over $2.5 billion in sales in 2020.

The complex development and production processes of vaccines create a high barrier to entry and long product lifecycles. Four multinational companies—GlaxoSmithKline, Merck, Pfizer and Sanofi—currently comprise approximately 75% of the global vaccine market. GlaxoSmithKline, Merck and Sanofi have broad vaccine portfolios, while Pfizer offers a narrower range of vaccines. Refer to Figure 1 below for an overview of the top vaccines companies globally based on 2020 sales, with their pneumococcal vaccines highlighted.

Figure 1.

Pneumococcal Disease

Pneumococcal Disease Background

Pneumococcal disease is caused by Streptococcus pneumoniae (S. pneumoniae or pneumococcus) bacteria and can result in a variety of illnesses. There are more than 90 circulating strains of pneumococcus, of which approximately one-third are pathogenic. Pneumococcal disease can be characterized as invasive or non-invasive. Invasive pneumococcal disease includes bacteremic pneumonia, bacteremia, sepsis, meningitis and osteomyelitis. Non-invasive pneumococcal disease includes non-bacteremic pneumonia, acute otitis media, commonly known as middle ear infections, bronchitis and sinusitis. Pneumococcal infection is most serious for infants, young children, older adults and those with immune deficiencies or certain chronic health conditions. Despite nearly universal vaccination in infants and widespread vaccination in older adults with Prevnar 13, there are approximately 900,000 people who get pneumococcal pneumonia in the United States each year, including as many as 400,000 requiring hospitalization and approximately 28,000 deaths. Bacteremia is less common, with 5,000 annual cases but has a 20% fatality rate overall and a 60% fatality rate among older adults. There are over 2,000 annual cases of meningitis, with an 8% fatality rate in children and 22% fatality rate in adults. There are approximately 3.6 million cases of acute otitis media annually in U.S. children attributable to pneumococcal infection. Antibiotics are used to treat pneumococcal disease, but some strains of the bacteria have developed resistance to treatments. The morbidity and mortality due to pneumococcal disease are highly significant, particularly for young children and older adults, which underscores the need for a more broad-spectrum vaccine.

Evolution of Pneumococcal Vaccines

There are currently two types of vaccines targeting pneumococcal disease—polysaccharide-only vaccines and polysaccharide-conjugate vaccines. Polysaccharide vaccines contain polysaccharide antigens, which induce antibodies (B-cell responses) that bind to a bacteria’s outer coating of polysaccharides and clear the bacteria. PCVs improve on polysaccharide vaccines by attaching, or conjugating, the polysaccharide antigen to a non-disease specific protein carrier. PCVs induce both an improved B-cell response and a T-cell response, resulting in a stronger and more durable immune response and longer-lasting protection, as compared to polysaccharide vaccines, which only induce a B-cell response.

Pneumococcal Polysaccharide-Only Vaccines (Pneumovax)

Pneumovax, manufactured and marketed by Merck & Co., Inc., is the only pneumococcal polysaccharide vaccine widely available. Pneumovax is indicated for the prevention of pneumococcal disease in adults and was first approved in the United States in 1977, at which time it contained 14 different strains of pneumococcal bacteria. In 1983, it was replaced by the current version containing 23 different strains. Pneumovax 23 is routinely administered to adults to provide protection against bacteremia and generates sales of over $900 million per year.

Polysaccharide vaccines induce a B-cell response only and do not induce a T-cell dependent immune response. In the absence of immunological memory responses, the resulting antibody responses are transient and cannot be boosted. Without the ability to provide long-lasting durable immunity, polysaccharide vaccines are not effective in children below two years of age. In addition, the antibody responses primarily consist of immunoglobulin M, or IgM, antibodies that, due to their size, are restricted to blood and are unable to penetrate into lung tissue to protect against pneumonia. Therefore, polysaccharide vaccines such as Pneumovax are only thought to protect against blood-borne infections, such as bacteremia. Figure 2 below illustrates polysaccharide-induced T-cell independent antibody responses.

Figure 2.

Polysaccharide vaccines also interfere with optimal use of PCVs, as they create a hyporesponsive immune effect. In particular, absent T-cell inducement, polysaccharide vaccines actually clear the memory B-cells that are formed following primary immunization with a PCV, thereby eliminating the ability to boost with subsequent vaccination. This is a significant drawback of the current standard of care in older adults, which consists of the administration of a limited spectrum PCV followed by the administration of a polysaccharide vaccine. Despite these shortcomings, Pneumovax 23 continues to be widely used primarily to provide protection against circulating strains not contained in the currently available PCV.

Pneumococcal Conjugate Vaccine (Prevnar)

PCVs overcome the limitations of polysaccharide vaccines by conjugating the polysaccharide to a more immunogenic protein carrier containing T-cell epitopes. These T-cell epitopes provide CD4+ help, which is critical to the conversion of a traditional B-cell dependent immune response to a more robust combined B-cell and T-cell dependent immune response. The T-cell response causes immediate class switching of the B-cells from more rudimentary IgM antibodies prevalent with polysaccharide vaccines to more refined IgG antibodies. IgG antibodies are refined enough to penetrate into lung tissues to prevent pneumonia. Furthermore, as polysaccharide strands attach to multiple copies of the protein carrier, they create an inter-strand cross-linked matrix structure, which the immune system easily recognizes as foreign. The T-cell dependent immune response also generates memory B-cells that can be re-stimulated, creating a prime-boost immune response and enabling a more robust and durable immune response, enabling the use of PCVs in young children. Figure 3 below illustrates this immune response:

Figure 3.

The first PCV, Prevnar, was a 7-valent vaccine that was launched in the United States in 2000. It included purified capsular polysaccharides of seven serotypes of S. pneumoniae (4, 6B, 9V, 14, 18C, 19F and 23F), each of which was individually conjugated to a T-cell-epitope-containing, nontoxic variant of diphtheria toxin known as CRM197 to produce seven monovalent conjugates. To obtain approval, a large field efficacy study was conducted that demonstrated the vaccine’s efficacy in infants. Efficacy correlated with serological immune endpoints, as measured by IgG titers (a measurement of concentration) and a seroconversion threshold (or reference antibody concentration) of protection was defined. Prevnar is credited with tremendous medical and commercial success, having dramatically reduced circulating disease in children. However, after a number of years of widespread use, IPD incidence caused by strains not contained in the vaccine started to opportunistically rise, a phenomenon called serotype replacement, which led to the need for a broader-spectrum version of the vaccine.

In the race to develop a broader-spectrum PCV than Prevnar, two vaccines were successfully developed: Synflorix, a 10-valent PCV from GlaxoSmithKline, and Prevnar 13, a 13-valent PCV from Wyeth (subsequently acquired by Pfizer). Based on its broader coverage of then-emerging strains, Prevnar 13 was adopted as the standard of care in the United States and Europe. Synflorix continues to be used primarily in emerging countries.

Prevnar 13 contains the seven serotypes originally included in Prevnar plus six more serotypes of S. pneumoniae (1, 3, 5, 6A, 7F and 19A) and was developed and launched in the United States in 2010. Each polysaccharide is conjugated to CRM197 to produce 13 monovalent conjugates, which are mixed into a final vaccine formulation and then adsorbed to alum. In 2010, Prevnar 13 obtained FDA approval for the prevention of IPD in infants based on non-inferior IgG antibody responses relative to Prevnar, using the surrogate immune endpoints established by the prior Prevnar field efficacy study. While Prevnar 13 failed to achieve non-inferiority on two of the common seven strains relative to Prevnar, it was granted approval across all 13 strains. Upon receipt of the ACIP preferred recommendation, Prevnar 13 replaced Prevnar in the infant market as the standard of care. This also created a “catch-up” population for those children previously vaccinated with Prevnar to provide protection against the incremental serotypes covered by Prevnar 13.

Prevnar 13 has also received accelerated approval for the prevention of IPD and pneumonia in adults in the United States based on non-inferior OPA responses as compared to Pneumovax 23. To fulfill a post-marketing commitment, a large-scale field efficacy study of adults in the Netherlands was completed in 2013, which showed protection against community-acquired pneumonia and concordance between OPA and protection from community-acquired pneumonia. Thus, OPA was established as a validated surrogate immune endpoint in adults to support future regulatory approvals. Prevnar 13 subsequently received an ACIP preferred recommendation for adults 65 years and older, and the standard of care was amended to first vaccinate with Prevnar 13, and then after a waiting period, Pneumovax 23. This dual vaccine regimen provides some protection against the circulating strains over and above Prevnar 13 but we believe creates coverage gaps and patient compliance and convenience challenges.

Prevnar 13 quickly became the highest selling product in the global vaccine market. However, at the time of ACIP’s recommendation in 2014, it was determined that the recommendation would be revisited in four years to evaluate the impact of Prevnar 13 on pneumococcal disease burden in older adults. In June 2019, the ACIP downgraded its recommendation of Prevnar 13 for older adults, given the lack of disease caused by the incorporated strains, and instead began directing physicians and patients to decide whether to vaccinate on a case-by-case basis while still recommending universal vaccination with Pneumovax 23 due to its broader coverage.

Drawbacks for Current PCVs

Routine immunization with PCVs has been effective in dramatically lowering the incidence of invasive pneumococcal disease, or IPD, in both adults and children in the United States and other industrialized nations. However, due to a phenomenon called serotype replacement, strains that are not covered by existing vaccines are increasing in prevalence. In 2017, over 71% of IPD incidence in both children and adults was caused by strains beyond the 13 strains covered by Prevnar 13. Efforts to improve upon current standard of care vaccines center around expanding the valency of PCVs to address the strains driving residual pneumococcal disease. However, limitations due to conventional conjugation chemistry and carrier suppression have complicated those efforts, and there remains a growing need for broader-spectrum PCVs, as evidenced by the fact that despite Prevnar 13’s superior immunogenicity profile, Pneumovax 23 remains universally recommended in adults, given its broader-spectrum coverage.

While vaccination with current PCVs has been effective in dramatically lowering the incidence of IPD in both adults and children in the United States and other industrialized nations, current PCVs suffer from the following drawbacks.

Serotype Replacement

Current PCVs do not address circulating strains causing the majority of pneumococcal disease. Since its introduction, there has been a decrease in the incidence of disease attributable to the serotypes covered by Prevnar 13 but an increase in incidence attributable to the incremental 11 strains that now cause most residual disease. Such change is driven by the void created when serotypes are taken out of circulation after widespread vaccination, which is a phenomenon known as serotype replacement. As a result of such change, broader-spectrum PCVs are required to maintain protection against historically pathogenic strains while expanding coverage to address current circulating and emerging strains.

To date, the most comprehensive pneumococcal disease surveillance has been conducted by the CDC in the United States and by the National Institute of Health and Care Excellence, in the United Kingdom. As shown in Figure 4, IPD cases in adults in the United States initially declined after the introduction of Prevnar 13 but have since plateaued. In 2017, non-covered serotypes were responsible for over 71% of IPD incidence in both children and adults. The rate of serotype replacement has been more pronounced in the United Kingdom. Figure 5 shows the approximate IPD incidence rates in the United Kingdom caused by the incremental 11 strains over and above those in Prevnar 13, which have increased over the past three years.

Figure 4.	Figure 5.
US IPD Incidence in Adults > 65[1]	UK IPD Incidence in Adults > 65[2]

[1] US CDC Active Bacterial Core Surveillance Annual Reports	[2] Ladhani et al, Lancet Infectious Disease, 2018 Apr.; 18(4) inclusive of unpublished raw data

While these 11 strains are covered by Pneumovax 23, that vaccine only protects against blood-borne infections and not pneumonia, leaving patients vulnerable to infection. We believe the need for both strong efficacy and broad coverage creates an opportunity for new, improved vaccines.

Carrier Suppression

Technical constraints inherent to conventional conjugation chemistry limit the coverage of current PCVs due to a phenomenon known as carrier suppression. In particular, traditional conjugation methods cannot control where conjugation of the polysaccharide occurs on the protein carrier. The protein carrier used in Prevnar and Prevnar 13 is CRM197, a diphtheria toxin with a single point mutation rendering it non-toxic. The CRM197 protein contains 39 lysines, approximately 20% of which border relevant T-cell epitopes. Conventional conjugation chemistry randomly attaches the polysaccharide to any of the numerous lysines located on the protein carrier. When a polysaccharide is covalently bound to a protein carrier at a lysine residue that is co-resident with a T-cell epitope, it blocks the presentation of the T-cell epitope to the immune system, thus preventing the induction of a T-cell response. The masking of these critical epitopes prevents the conversion to a T-cell dependent immune response and negates the benefit of the protein carrier.

Meanwhile, the B-cell epitopes of both the protein carrier and the antigen are presented to the immune system, causing B-cells to the respective immunogens to compete with one another for the T-cell help engendered by unblocked T-cell epitopes. This competition for T-cell help diminishes the immune response to the polysaccharide antigen of interest, resulting in carrier suppression.

The result of carrier suppression is a decrease in the targeted immune response to the disease-specific polysaccharides, which intensifies with higher cumulative amounts of protein carrier. This phenomenon impedes the ability to expand coverage of current PCVs and has been shown consistently when broader-spectrum versions of conventional PCVs have been compared to lesser-valent versions. When Prevnar 13 was compared to Prevnar (Pfizer’s first generation 7-valent PCV) in a well-controlled Phase 3 study in infants, the IgG antibody responses directed against the polysaccharides of interest for all seven of the common strains in each vaccine were lower for Prevnar 13. In 2020, Pfizer presented results of a well-controlled Phase 3 study in adults, aged 60 and over, where they compared a 20-valent PCV development candidate to Prevnar 13. In that study, the OPA responses directed against the polysaccharides of interest for all thirteen of the common strains in each vaccine were lower for the 20-valent development candidate.

Figure 6.

[1]	Yeh et al, Pediatrics. 126:e493 (2010).

Conventional Chemistry

The problem of carrier suppression is compounded by conventional conjugation chemistry used to make current PCVs, including Prevnar 13, which requires a higher amount of CRM197 protein carrier than polysaccharide antigen to complete the conjugation reaction, as well as long reaction times and harsh conditions that can damage the critical epitopes on the polysaccharide antigens. This results in a higher ratio of protein carrier to polysaccharide antigen in their monovalent conjugates (approximately 1.1 on average), as well as a much higher amount of cumulative protein carrier in the final formulation compared to the amount of any given polysaccharide antigen. For example, in the marketed Prevnar 13 formulation, there are 34 micrograms of the protein carrier, CRM197, relative to 2.2 micrograms of each polysaccharide (except serotype 6B at 4.4 micrograms). With substantially more protein carrier in the vaccine than polysaccharide antigen, the carrier suppression effect discussed above is exacerbated.

Our Solution

We are leveraging our cell-free protein synthesis platform to develop potentially superior conjugate vaccines for adult and pediatric indications. Our solution to the drawbacks with conventional conjugate vaccine techniques represents the first of three main applications of our platform.

Platform Application One: Creating Superior Conjugate Vaccines

Using our cell-free protein synthesis platform, we are developing superior, novel PCVs designed to have broader-spectrum coverage in an effort to address current and future residual disease in ways that conventional technologies cannot. We are able to design our investigational PCVs using site-specific conjugation in an effort to ensure optimal exposure of targeted immunogenic T-cell epitopes on protein carriers. This enables us to create broader-spectrum conjugate vaccine candidates using carrier-sparing conjugates designed to avoid carrier suppression while maintaining protective immunogenicity.

Synthesizing proteins outside of a living host cell provides us greater freedom to design and produce specific proteins of interest under optimized conditions. We separate the precise cellular machinery required for transcription, translation and energy production—the critical components for protein production—into an Escherichia coli (E. coli)-derived extract. We can then optimally express a single protein carrier by adding the plasmid-DNA encoding that protein into the extract mixture.

Site-Specific Conjugation

Within a protein carrier, we can substitute non-native amino acids, or nnAAs, for native amino acids at specific sites. These inserted nnAAs serve as conjugation anchors that permit the attachment of antigens, including polysaccharides, at a specific site on a protein carrier to ensure optimal exposure of B-cell and/or T-cell epitopes to induce the desired immune response. This precise site-specific linkage is not possible using conventional conjugation chemistry with conventional carrier proteins and affords an advantage to our conjugate vaccine candidates. Figure 7 below depicts our method of inserting nnAAs into a protein carrier, where the DNA sequence has been modified to permit nnAA incorporation into the protein at pre-selected sites using a nnAA-RNA permitting transcription and translation of the protein in the ribosome to yield the protein carrier with nnAAs site-specifically incorporated, facilitating site-specific conjugation.

Figure 7.

Input
(DNA)
nnAA
NNN
nnAA-RNA
tRna
mRNA
STOP
Ribosome
(Catalyst)
Protein
Cell-free extract (E.coli)

Most conjugate vaccines available today use a non-disease-specific protein carrier, CRM197, in order to leverage T-cell epitopes to induce a T-cell dependent immune response. This traditional method produces a heterogeneous mixture of conjugates with blocked and unblocked T-cell epitopes in a large immunogenic cross-linked matrix structure. In contrast, the precision and flexibility of cell-free protein expression, together with our ability to insert nnAAs, allow us to construct our proprietary enhanced protein carrier, or eCRM, with pre-determined conjugation sites. Our method produces homogenous conjugates that provide for the consistent exposure of T-cell epitopes and likewise form a large, immunogenic cross-linked matrix structure. By precisely conjugating polysaccharides to eCRM in a way that provides for optimal exposure of T-cell epitopes to the immune system, we can heighten immunogenicity attainable with conjugate vaccines.

The figures below illustrate the site-specific conjugation process. Figure 8 shows site-specific conjugation of the polysaccharide to the protein carrier, avoiding the T-cell epitopes. Figure 9 shows the inter-strand cross-linked matrix, which is the structure of each monovalent conjugate included in the final vaccine.

Figure 8.	Figure 9.
Precise, Consistent & Optimal Conjugation Sites	Final Product: Conjugates in Customary Matrix Formation

We believe consistent exposure of T-cell epitopes should translate to higher potency of the protein carrier on a weight-to-weight basis. To harness this potential potency advantage, we have elected to construct conjugates with a lower ratio of protein carrier to polysaccharide than Prevnar 13. We have observed in animal models that despite having approximately half as much protein on average in each monovalent conjugate, VAX-24 had comparable immunogenicity relative to Prevnar 13 on a strain-by-strain basis. As a result, we believe we can incorporate more monovalent conjugates to create an even more broad-spectrum vaccine with less protein carrier per conjugate in order to minimize carrier suppression.

Better Chemistry

We also employ a rapid and less harsh chemistry method called copper-free click chemistry to site-specifically conjugate the polysaccharides to eCRM. We believe this distinctive technique is a better controlled, more efficient and faster method of conjugation relative to conventional chemistry used to make traditional PCVs. The click chemistry conjugation reaction is designed to cause less damage to the critical immunogenic epitopes on the protein carrier or the target antigen.

Our PCV Franchise

We are developing broad-spectrum investigational PCVs designed to minimize carrier suppression.

VAX-24

Our lead vaccine candidate, VAX-24, is designed to improve upon the standard of care by covering the additional strains that are responsible for the majority of residual pneumococcal disease currently in circulation. We achieved preclinical proof of concept for VAX-24 in 2017 by demonstrating that VAX-24 has the potential to protect against the pneumococcal strains collectively covered by Prevnar 13 and Pneumovax 23 and showed the durable, boostable immune response of a conjugate vaccine. The incremental 11 strains covered by VAX-24 and not covered by Prevnar 13 are responsible for the majority of circulating invasive pneumococcal disease in both the United States and European Union and are associated with high case-fatality rates, antibiotic resistance and/or meningitis.

VAX-24 includes 24 purified capsular polysaccharides of S. pneumoniae (1, 2, 3, 4, 5, 6A, 6B, 7F, 8, 9N, 9V, 10A, 11A, 12F, 14, 15B, 17F, 18C, 19A, 19F, 20, 22F, 23F and 33F), each of which is conjugated to eCRM to produce 24 monovalent conjugates. These conjugates are mixed into a final vaccine formulation and then adsorbed to alum.

As shown in Figure 10 below, there are critical differences between VAX-24 and other currently available PCVs relating to the protein carrier, particularly the use of site-specific conjugation and the milder reaction conditions. We achieve site-specific conjugation through the insertion of multiple nnAAs, which is not possible with the conventional chemistry used for making other PCVs. The click chemistry we use for site-specific conjugation may also minimize damage to the critical immunogenic epitopes on the protein carrier and the polysaccharides through milder and shorter reactions, while other PCVs use conventional chemistries that involve harsher and longer reaction conditions.

Figure 10.

Furthermore, VAX-24, as tested in preclinical studies, nearly doubles the serotype spectrum of coverage of Prevnar 13, yet contains a similar amount of protein carrier. We believe the resulting decreased carrier burden per conjugate of VAX-24 is critical for avoiding carrier suppression and producing broader-spectrum pneumococcal vaccines without sacrificing immunogenicity.

Where appropriate, we capitalize on the efficiencies of well-established clinical, manufacturing and regulatory precedents by leveraging conventional methods for the development of VAX-24. For example, our polysaccharide antigens are primarily made using conventional fermentation and purification techniques and activated through conventional methods. They are also labeled through conventional amination methods prior to being conjugated to eCRM. In addition, we use the same critical quality attribute assays for molecular weight and free polysaccharide that have served as the physicochemical measures of conjugates and also serve as predictors of their immunogenicity in vivo. We also use conventional IgG and OPA serological assays to gauge the immunogenicity of our conjugates, which have served as surrogate immunological endpoints in clinical studies that enabled the approval of Prevnar 13 and other conjugate vaccines.

We have also leveraged the same animal models that were utilized in the development of approved PCVs. In particular, our preclinical studies utilized a recognized rabbit model that Pfizer used in its development of Prevnar and Prevnar 13, and that GlaxoSmithKline used in its development of Synflorix. To date, the rabbit model has shown consistent immunological responsiveness across all strains for which we have tested our conjugates and has differentiated conjugated versus unconjugated polysaccharide responses (i.e., T-cell dependent versus T-cell independent responses). We believe the demonstration of conjugate-like immune responses in rabbits that resulted in killing of bacteria via opsonophagocytosis, or OPA, and induction of IgG antibody responses are key development milestones and are critical readouts for the development of PCVs. The rabbit model has also provided evidence regarding VAX-24’s potential to generate a booster response.

We expect to pursue a well-characterized clinical development path for VAX-24, consistent with other PCV developers. We anticipate that we will be able to conduct smaller and shorter clinical trials that target immune endpoints (e.g., OPA and IgG responses) previously recognized by regulatory authorities. Pfizer previously applied this approach to the development of Prevnar 13 and is currently implementing the same approach to development of its 20-valent PCV vaccine candidate. Merck is also following this path for development of its 15-valent PCV vaccine candidate.

We conducted a pre-IND meeting with the FDA in December 2019 to obtain feedback on our VAX-24 chemistry, manufacturing and controls plan, or CMC plan, as well as our non-clinical and clinical design plans to support our IND application. We expect to submit an IND application to the FDA to evaluate VAX-24 between January and June 2022 and initiate our Phase 1/2 clinical proof-of-concept study in adults thereafter. We expect to announce topline data from this study between late 2022 and early 2023.

Preclinical Data

As a prerequisite for regulatory approval, we believe that any investigational PCV will have to be compared to the current standard of care, which is currently Prevnar 13 in infants, and the combination of Prevnar 13 and Pneumovax 23 in adults. In the case of VAX-24, we believe a successful comparison would be based on demonstrating the clinical non-inferiority of the immune response to the thirteen common serotypes in Prevnar 13, and the incremental eleven common strains in Pneumovax 23. To obtain pre-clinical proof of concept on our way to the clinic, we assessed the comparative immune responses of VAX-24 using the same rabbit model utilized by other PCV developers. We dosed rabbits in our pre-clinical studies with 0.11µg, as measured by the amount of polysaccharide in each conjugate, for each of the 24 conjugates in VAX-24, as well as 0.11µg for the thirteen conjugates in Prevnar 13 (except serotype 6B at 0.22µg) and compared both PCVs immunogenically to each other and to Pneumovax 23, where each of the 23 polysaccharides were dosed at 1.1µg. The doses are representative of body weight differences in humans versus rabbits and roughly correspond to the dose differential between PCVs and polysaccharide-only vaccines. In humans, Prevnar 13 is dosed at 2.2µg per conjugate (except serotype 6B at 4.4µg) or approximately one-tenth the dose of Pneumovax, where each polysaccharide is dosed at 25µg. The species of rabbits used were approximately five percent of the average weight of humans in North America, thus 0.11µg approximates to the 2.2µg dose for PCVs and the 1.1µg dose approximates to the 25µg dose for Pneumovax 23.

We have completed multiple pre-clinical proof-of-concept studies of VAX-24 compared to Prevnar 13 and Pneumovax 23 in rabbits. The endpoints of the studies were to measure, on a serotype-specific basis, IgG antibody responses, the surrogate endpoint for pediatrics, and OPA responses, the surrogate endpoint for adults. Initial proof of concept was obtained with research-grade raw materials and conjugates made at Vaxcyte prior to initiating technology transfer to Lonza and production scale-up. In mid-2019, conjugates were made at Vaxcyte at small-scale using optimized processes and procedures using Lonza-produced raw materials, including our proprietary eCRM carrier and all 24 polysaccharides that had already been tech transferred and scaled up. All 24 of the conjugates in VAX-24 met the critical quality attributes and the combination vaccine was administered in the rabbit model per Figures 11, 12, and 13. The chart in Figure 12 reflects the strains covered by each of VAX-24, Prevnar 13 and Pneumovax 23 in these experiments.

Figure 11.

As reflected in Figure 12 below, VAX-24 showed superior OPA responses at 1/10th the dose of Pneumovax 23 and comparable OPA responses to an equivalent dose of Prevnar 13 on a serotype-by-serotype basis:

Figure 12.

+/-95% confidence interval

Similarly, as reflected in Figure 13 below, VAX-24 showed superior IgG antibody responses at 1/10th the dose of Pneumovax 23 and comparable IgG responses to an equivalent dose of Prevnar 13 on a serotype-by-serotype basis:

Figure 13.

+/-95% confidence interval

A critical milestone in product development is the scale-up of manufacturing to provide sufficient material for clinical evaluation and potential commercial launch. After having completed the technology transfer of the optimized processes and procedures for the production of each of the 24 conjugates in VAX-24, the conjugates were produced at Lonza at an over fifteen-fold scale increase to the prior scale at Vaxcyte. Each of the conjugates in VAX-24 made at Lonza met the critical quality attributes and the combination vaccine was administered in the rabbit model. The chart in Figure 14 reflects the strains covered by each of VAX-24 and Prevnar 13 in this experiment.

Figure 14.

The data shown below in Figure 15 confirms that the eCRM and polysaccharide raw materials and the conjugation processes for each of the conjugates in VAX-24 all were transferred to and scaled at Lonza, and the immunogenicity remained comparable to Prevnar 13 and was consistent with prior lots of VAX-24.

Figure 15.

0.11ug VAX-24
0.11ug Prevnar 13
IgG Titer
1×10^5
1×10^4
1×10^3
1×10^2
1×10^1
1×10^0
1
3
4
5
6A
6B
7F
9V
14
18C
19A
19F
23F
2
8
9N
10A
11A
12F
15B
17F
20
22F
33F
Serotype

+/-95% confidence interval

VAX-24 Clinical Development Plan

To accelerate our time to market, we intend to first pursue clinical proof of concept in the United States for adults and then pursue clinical development in the pediatric population. We believe the most expedient path to clinical proof of concept will be in the adult population where the standard of care involves the administration of a single dose and where an initial clinical trial could begin in the target population. We expect to initiate our pediatric development program in toddlers upon receipt of the Phase 1 safety data in adults. After completing such a toddler study, we would expect to commence clinical development in the infant population.

Adult Indication

We expect our first-in-human trial to be a randomized, double-blind, controlled Phase 1/2 trial designed to evaluate the safety, tolerability and immunogenicity of VAX-24 in healthy adults over the age of 50. After the completion of a standard, single-injection safety cohort in normal healthy adults aged 18 to 49 years, we intend to compare a single injection of VAX-24 at three different dose levels to the control regimen of Prevnar 13, followed by Pneumovax 23, administered four weeks apart. The trial is expected to be conducted in healthy adults over the age of 50 and is designed to evaluate VAX-24 dose levels for safety as well as for an immunogenicity comparison to each of the pneumococcal serotypes contained in Prevnar 13 and the 11 additional serotypes included in Pneumovax 23. To date, our preclinical immunogenicity data suggest that VAX-24 will contain a lower overall polysaccharide to protein ratio of conjugated drug substance as compared to Prevnar 13 and depending on the dose-ranging study, the dose may contain lower cumulative protein as well. We intend to initiate the Phase 1/2 study after we submit an IND application to the FDA, which we anticipate between January and June 2022, and expect to present topline safety and immunogenicity data between late 2022 and early 2023.

We expect to use OPA titers as the primary immunogenicity endpoint for the VAX-24 program in adults. OPA is believed to be the primary protective mechanism against pneumococcal disease. In addition, we expect to measure IgG responses as a secondary endpoint, as such responses may serve as supportive evidence of immunogenicity for comparison. We also expect to use OPA titers and IgG concentrations as endpoints in our other planned adult studies of VAX-24. We currently believe that these endpoints, if met, will be sufficient to obtain regulatory approval of VAX-24 and do not anticipate the need for a clinical efficacy trial. However, we have not yet obtained feedback from the FDA regarding our pivotal Phase 3 clinical development plans or the acceptability of our approach.

The FDA has previously approved pneumococcal vaccines upon the establishment of non-inferiority based on a head-to-head comparison using established surrogate immune endpoints in the target population. For adults, Prevnar 13 was approved based on the establishment of non-inferiority of OPA responses relative to Pneumovax 23, on a strain-by-strain basis, where non-inferiority was defined as greater than or equal to 0.50 of the lower limit of the two-sided 95% confidence interval of the OPA geometric mean titer ratio. We have designed our Phase 1/2 study to have greater than or equal to 80% power based on the strain with the highest variability in order to show a two-fold difference between treatment groups.

Figure 16 is a schematic of the overall study design of our planned Phase 1/2 study:

Figure 16.

PCVs, as well as all other polysaccharide-conjugate vaccines, have historically had an excellent safety profile, especially in comparison to other vaccines such as rotavirus and diphtheria-tetanus-pertussis or DTP.

If our Phase 2 trial is completed successfully, we expect to conduct an End-of-Phase 2 meeting with the FDA and subsequently conduct pivotal Phase 3 trials in the adult population for the purposes of evaluating non-

inferiority to Prevnar 13 and Pneumovax 23 for immunogenicity, generating a sufficient safety database in adults and establishing consistency of manufacturing through a lot-to-lot consistency study. The Phase 3 non-inferiority results would then be used to seek approval of VAX-24 in the adult population. This approach is similar to the approach utilized by Merck to develop V114 and Pfizer to develop 20vPnC, where the immunogenicity of the investigational PCVs was compared to the 13-valent Prevnar product (current standard of care).

Based on Pfizer’s experience with Prevnar 13, we believe that VAX-24, if approved, would have the potential to serve as a “catch-up” or booster for those who have previously received Pneumovax 23 or a lower-valent PCV. We believe a study exploring serial vaccination with Prevnar 13 and/or Pneumovax 23 followed by VAX-24 at different intervals could generate valuable data supporting a recommendation for VAX-24 vaccination in previously vaccinated adults.

Pediatric Indication

We are also developing VAX-24 as a pediatric vaccine. If successful, we expect the data from the adult Phase 1 trial will inform the VAX-24 dose(s) to be evaluated in pediatric populations. We plan to initially evaluate VAX-24 in an age de-escalation study. The adult Phase 1 trial will provide the safety data required to initiate a Phase 1 clinical study in toddlers which will examine the safety, tolerability and immunogenicity of VAX-24 in one age group of healthy children, those aged 12 to 15 months. A single dose, at the highest dose level planned for infants, would be administered to the 12 to 15-month age group as a replacement for the Prevnar 13 booster. For trials in the United States, toddlers would be expected to have been primed with a 3-dose primary infant series of Prevnar 13. Immune response data would reveal whether the boost achieved with VAX-24 is comparable to Prevnar 13 for the common serotypes, with the remaining 11 serotypes to be assessed for a single-dose primary immune response in the toddler age group.

If our Phase 1 trial in toddlers is completed successfully, we would expect to initiate a Phase 2 study to evaluate the safety and immunogenicity of VAX-24 administered as a three-dose primary series to infants at 2, 4 and 6 months of age. We would also expect to give these infants a booster dose at 12 to 15 months for a complete four-dose series. The decision to incorporate dose-finding as part of this trial would be made based on data from ongoing or completed adult trials and the preliminary immunogenicity data generated in children.

We plan to collect both IgG and OPA data to evaluate whether the immune responses observed in infants following vaccination with VAX-24 are similar to those seen with other PCVs. If dose-finding is performed in infants, the data would inform on the dose levels for each of the conjugates in the final VAX-24 infant formulation. Consistent with the approval process for Prevnar 13 in infants, we do not anticipate that a clinical field efficacy trial will be required for VAX-24 in the pediatric population. We expect the clinical development of VAX-24 to follow the same approach utilized for Prevnar 13, where vaccine effectiveness against IPD was inferred from immunologic correlates. In contrast to the adult population, VAX-24 approval in the pediatric population is expected to be based on a non-inferiority comparison of IgG responses to Prevnar 13. However, we have not yet obtained feedback from the FDA regarding our clinical development plans or the acceptability of our approach.

If our Phase 2 trials are completed successfully, we expect to conduct pivotal Phase 3 trials in the pediatric population that focus on evaluating non-inferiority to Prevnar 13 for immunogenicity and seroconversion or antibody concentration threshold; assessing U.S. routine vaccination responses following concomitant administration with VAX-24; and generating a sufficient safety database in infants. The Phase 3 non-inferiority results would then be used to seek approval of VAX-24 in the pediatric population. This approach is similar to the approach utilized to develop Prevnar 13, where the immunogenicity of Prevnar 13 was compared to the original 7-valent Prevnar product (standard of care at the time).

VAX-XP

VAX-XP is a franchise extension of VAX-24 that, if approved, would expand strain coverage to at least 30 strains and demonstrate the scalable and modular nature of conjugate vaccines we can develop. VAX-XP includes all of the strains contained in VAX-24 plus incremental strains that were selected based on the epidemiological evidence demonstrating their role in circulating IPD and is designed to protect against these emerging strains and to help address antibiotic resistance. The serotypes in VAX-XP cover over 90% of the circulating pneumococcal disease in the United States, although we are not disclosing the specific incremental strains at this time.

We have completed multiple preclinical proof-of-concept studies for VAX-XP in rabbit models compared to Prevnar 13, as well as more than 30 polysaccharides adsorbed onto alum. IgG responses in rabbits were superior to polysaccharide alone plus alum and comparable with Prevnar 13 in the common 13 strains. We recently completed the process of transferring and scaling the conjugation processes at Lonza for each of the incremental conjugates contained in VAX-XP over and above those contained in VAX-24. The data shown below in Figure 17 was generated using those conjugates produced at larger scale at Lonza and confirm that the eCRM and polysaccharide raw materials and the conjugation processes for each of the conjugates in VAX-XP demonstrate immunogenicity comparable to Prevnar 13 and superior to polysaccharide alone, consistent with prior lots of VAX-XP.

Figure 17.

+/-95% confidence interval

Note: Serotypes A-G potential additional serotypes to be targeted by Vaxcyte under the VAX-XP program. We are not disclosing the identity of the specific incremental pneumococcal serotypes at this time.

Platform Application Two: Novel Conjugate Vaccine Opportunities

We are also developing novel conjugate vaccine candidates for other diseases for which there are no existing vaccines. By leveraging our platform, we have been able to generate novel protein carriers with site-specific incorporation of nnAAs designed to provide optimal exposure of both B-cell and T-cell epitopes on the carrier. Using these novel protein carriers, we can produce highly stable conjugate vaccine candidates through site-specific conjugation of antigens, including polysaccharides. Functionally, one significant advantage of using carriers may be the additional protective immunity that the protein itself can provide beyond the conjugated antigen itself.

Group A Strep Disease Background and Market Opportunity

Streptococcus pyogenes (S. pyogenes or Group A Strep), is a well-known pathogen causing 700 million cases worldwide each year, the majority of which are pharyngitis, commonly known as strep throat. Pharyngitis is highly prevalent in school-age children and a significant source of antibiotic prescriptions and is contributing to the growing problem of antibiotic resistance globally. Approximately 1 out of every 6 antibiotic scripts in children ages 3 and 9 in the United States are due to presumed Group A Strep infections. Studies indicate that antibiotic resistance to Group A Strep has significantly increased in this past decade. For example, from 2010 to 2017, the percentage of Group A Strep infections that are resistant to erythromycin has nearly tripled from 8% to 23%, resulting in the elevation of the bacteria by the CDC to the antibiotic resistant category of a “concerning threat.” Group A Strep also increases the risk of severe invasive infections, such as sepsis, necrotizing fasciitis and toxic shock syndrome, and is responsible for post-infectious, immune-mediated rheumatic heart disease, or RHD, a leading cause of mortality in emerging countries. Some 30 million people are currently affected by RHD, with an estimated 500,000 deaths per year globally as a result of RHD or the invasive diseases related to Group A Strep. While traditionally thought of as a disease in children, the rates of invasive disease related to Group A Strep in the elderly in the United States has more than doubled since 2012, with similar trends seen in Europe as well. The estimated rate of invasive disease in adults 65 and over for Group A Strep is now more than three times the rate of invasive pneumococcal disease when the CDC recommended Prevnar 13 in 2014. The WHO has recognized the significant public health need caused by Group A Strep and has articulated a strategic goal to develop a safe and globally effective Group A Strep vaccine for prevention of acute infections, secondary immune-mediated sequelae and disease-associated mortality and to reduce reliance on antibiotics to help mitigate the growing concern of antibiotic resistance.

It has been established that the repeated natural infection of children with Group A Strep results in immune responses that are protective against subsequent Group A Strep infection. We believe this observation justifies the development of a rationally designed vaccine for Group A Strep that is focused on conserved antigens expressed by all strains of the bacteria.

VAX-A1

We have developed a conjugate vaccine candidate, VAX-A1, designed to confer broad protection against subtypes of Group A Strep by virtue of polyrhamnose, a conserved polysaccharide, conjugated to Group A Strep specific immunogenic protein carrier using our site-specific conjugation technology. The resulting conjugate is designed to ensure optimal exposure of both the B-cell and T-cell epitopes on the protein carrier to confer robust, boostable and durable protective immune responses. We believe this single conjugate could potentially cover all Group A Strep strains. The vaccine is a combination of this novel protein-polysaccharide conjugate along with two additional conserved surface proteins.

Our initial preclinical proof-of-concept study was published in the journal Infectious Microbes & Diseases in December 2020. In the study, a novel protein and polysaccharide conjugate of the Group A Strep polysaccharide was constructed for inclusion in a universal subunit vaccine against infections by the pathogen. The VAX-A1 vaccine candidate, based on SpyAD-conjugated to a modified polyrhamnose backbone (lacking N-acetyl glucosamine) and including SLO and C5a peptidase, demonstrated protection from subcutaneous and systemic challenge in mice, antibody binding and opsonophagocytic killing for multiple Group A Strep M Protein Gene, or emm, types and no evidence of cross-reactivity to human heart and brain tissue antigens (Figure 18), which is a key leading indicator of vaccine safety. The study was carried out in collaboration with researchers at the Division of Host-Microbe Systems and Therapeutics, Department of Pediatrics, University of California School of Medicine and the Skaggs School of Pharmacy and Pharmaceutical Sciences at the University of California, San Diego.

Figure 18.

Our VAX-A1 vaccine development program currently is 50% funded by a grant obtained from CARB-X, a global non-profit partnership dedicated to accelerating antibacterial innovation to tackle the rising global threat of drug-resistant bacteria. The award, as amended, commits initial funding of up to $2.7 million and, if options to extend are exercised by CARB-X, up to $15.1 million in total funding available upon achievement of development milestones through Phase 1 human clinical trials. We nominated the final vaccine candidate for our VAX-A1 program in the first quarter of 2021 and plan to initiate IND-enabling activities in the second half of 2021. Upon completion of the preclinical development program and IND-enabling activities for VAX-A1, we intend to conduct a multi-center, randomized, placebo-controlled Phase 1/2 study in adults at risk for contracting Group A Strep infections. The primary objectives of the initial clinical trial will be to evaluate safety and tolerability. Secondary exploratory endpoints will be to measure IgG immune response to the vaccine antigens and to evaluate the ability of the antibodies produced in response to vaccination to inhibit and prevent infections caused by Group A Strep.

Platform Application Three: Protein Vaccine Opportunities

We believe we can also develop novel protein vaccine candidates constructed using “tough-to-make” protein antigens uniquely able to be expressed using the platform. In particular, the lack of a cellular membrane in our platform allows for the exogenous addition of components to manipulate transcription, translation and folding by modification of reaction conditions. Furthermore, removal of the typical restriction to maintain cell viability also creates unique avenues for optimizing and promoting protein production for antigens that might be cytotoxic to a cell-based system or require non-physiological conditions for optimal protein folding. Thus, utilizing these advantages, we believe we can express and purify important protein targets to generate unique candidates that are beyond the scope of traditional production systems. Our therapeutic periodontitis vaccine candidate is the first example of a “tough-to-make” protein-based vaccine.

Periodontitis Disease Background and Market Opportunity

Periodontal disease is a highly complex, chronic oral inflammatory disease that leads to the destruction of the soft and hard tissues supporting the teeth. The subgingival niche (below the gum margin of teeth) is populated by a diverse polymicrobial plaque. It is increasingly understood that the shift from periodontal health to disease is associated with changes in the microbial composition of the subgingival plaque, including activities of bacteria such as Porphyromonas gingivalis (P. gingivalis). The development of precise approaches to control this keystone pathogen, such as a vaccine, could then positively impact the periodontal disease burden.

Those with periodontitis also have an increased risk for heart attack, stroke and other serious cardiovascular events. In addition to gum and tooth disease, periodontal inflammation and infection with P. gingivalis have been linked to atherosclerotic heart disease mediated by P. gingivalis residing in atherosclerotic plaque. While we are focused on the treatment of periodontal disease with this vaccine candidate, if P. gingivalis is found to be causative in other chronic disorders, our vaccine candidate could potentially be a highly effective treatment and allow disease intervention at a much earlier stage of the disease. For example, recent research has suggested the potential for a link between P. gingivalis and Alzheimer’s disease.

Neither the natural host immune response nor currently available treatments are curative for periodontal disease. Existing treatment includes highly aggressive and invasive procedures, including scaling and root planing and surgical intervention, coupled with antibiotic use. Despite these types of aggressive treatments, diseased sites frequently progress, leading to tooth loss. Thus, the development of an effective vaccine for periodontitis would be highly desirable.

In the United States alone, an estimated 65 million adults suffer from periodontal disease. Globally, severe periodontal disease afflicts 10% to 15% of the adult population, resulting in productivity losses estimated at nearly $54 billion in 2010.

VAX-PG

We are developing a novel protein vaccine candidate, VAX-PG, targeting P. gingivalis that incorporates protein antigens that we believe are uniquely enabled with our technology. Our initial goal is to develop a therapeutic vaccine to slow or stop disease progression; however, the results from clinical trials may inform the potential adoption of prophylactic immunization.

VAX-PG, which includes cell-free produced P. gingivalis virulence factors, including gingipains, were tested in a preclinical model that mimics periodontal disease. The results, which we believe demonstrate preclinical proof of concept, were published in the Journal of Clinical Periodontology in February 2019. The vaccine elicited protein-specific IgG response following immunization and protected mice from P. gingivalis-elicited oral bone loss. Shown in Figure 19 is the objective bone loss of VAX-PG with alum, Monophospholipid A, or no adjuvant. Immunization with all formulations of VAX-PG provided significant protection against oral bone loss compared to the no vaccine oral challenged control group (p<0.01, ANOVA with Dunns multiple comparisons).

Figure 19.

ABC = alveolar bone crest

CEJ = cement-enamel junction

Shown below in Figure 20 are pictures of representative mouse jaws from the experiment. As can be seen, the vaccinated mice had considerably less bone loss than the unvaccinated and challenged control animals.

Figure 20.

We expect to nominate the final vaccine candidate for our VAX-PG program in the second half of 2021. Upon completion of the preclinical development program and IND-enabling activities for VAX-PG, we intend to conduct a multi-center, randomized, placebo-controlled Phase 1/2 study in adults with mild to moderate chronic periodontal disease. The primary objectives of the initial clinical trial will be to evaluate safety and tolerability. Secondary exploratory endpoints will be to measure IgG immune response to the vaccine antigens and to evaluate the ability of the antibodies produced in response to vaccination to inhibit the formation of the poly-microbial biofilm, which is characteristic of periodontal disease.

Manufacturing and Supply

We have designed and developed a proprietary, scalable and portable manufacturing process for VAX-24 that we believe can scale to address clinical and commercial vaccine supply needed to serve both adult and pediatric populations. We have completed process development and technology transfer to Lonza for the critical components of the VAX-24 conjugates. We currently do not own or operate any manufacturing facilities, but our strategic partnership with Lonza provides us with access to substantial resources to facilitate an independent supply path to the market. Lonza is a leading global contract manufacturer with deep domain expertise and experience in large and small-scale production of clinical, as well as commercial-stage products. We have entered into agreements with Lonza to secure capacity, technical expertise and resources to support the production of VAX-24 clinical material and processes that are intended to scale to commercial scale at Lonza or other commercial manufacturing sites. We have also entered into agreements for eCRM and polysaccharide to support VAX-XP to IND. In addition, we have entered into an agreement with Sutro Biopharma to supply us with extract and custom reagents for use in manufacturing preclinical and certain clinical supply of vaccine compositions, and in December 2019, we exercised our right to require Sutro Biopharma to establish a second supplier for extract and custom reagents to support our anticipated clinical and commercial needs. We have established alignment designed to ensure establishment of the manufacturing process and the delivery of the clinical material to support the IND application to the FDA to evaluate VAX-24. The conjugates in VAX-24 are designed to serve as the foundation for our next-generation VAX-XP program.

Process

The manufacturing process for our VAX-24 vaccine candidate consists of four key components: a) our proprietary eCRM protein carrier; b) the 24 pneumococcal polysaccharides; c) the 24 conjugate drug substances and d) the mixture of these 24 drug substances into the final drug product.

eCRM

Our proprietary eCRM protein carrier is produced using our cell-free protein synthesis platform. eCRM, exclusively licensed from Sutro Biopharma, contains multiple copies of non-native para azido-methyl-phenylalanine, or pAMF, amino acid. The pAMF amino acids have a specific structure that enables eCRM to participate in the site-specific click chemistry conjugation reaction with activated pneumococcal polysaccharides.

The cell-free reaction is performed in a manner analogous to traditional fermentation but without the cells. The first step in the production of eCRM is the manufacture of critical raw materials, namely E. coli extracts and lysates that contain the cellular machinery required for in vitro DNA transcription and translation. The eCRM protein is then manufactured by combining these E. coli extracts and lysates with classic media components such as amino acids, minerals and salts, with the in vitro reaction driven by the addition of plasmid DNA coding for the eCRM protein’s amino acid sequence. This cell-free reaction takes place in a standard fermenter, followed by standard protein purification chromatographic and filtration processes. The manufacturing process has consistently yielded a product of the desired quality.

Pneumococcal Polysaccharides

Each of the 24 pneumococcal polysaccharides are individually isolated from S. pneumoniae bacterial strains. Each individual S. pneumoniae strain is cultured in a bioreactor using a single standardized fed-batch bioreactor process and a single standardized downstream purification process. Overall, this standardized upstream and downstream process is simple and streamlined, thereby reducing manufacturing cost of goods and providing an efficient path of progression for the program from process characterization and validation through to commercialization, if our vaccine candidates are approved.

Conjugate Drug Substances

Each of the 24 conjugate drug substances is manufactured individually, as monovalent conjugates, by conjugating each of the 24 pneumococcal polysaccharide strains, one at a time, to the eCRM carrier protein.

Click chemistry provides for a conjugation reaction that is quick, consistent and high-yielding, and which we optimized to be largely standardized across the various polysaccharides. Through statistical design of experiment, or DoE, studies, we have gained a significant understanding of which variables to adjust to maximize product quality and, accordingly, immunogenicity in rabbit models.

VAX-24 PCV Drug Product

All 24 conjugate drug substances are mixed, formulated with appropriate excipients and adsorbed onto alum. Clinical doses are filled in vials and stored refrigerated.

Achievements to Date

To date, we have achieved many IND-enabling CMC deliverables with additional work ongoing. For the eCRM protein carrier, we transferred process technology to Lonza and have completed the development and scale-up to clinical production scale. We have completed both the engineering campaign and the GMP production campaign for eCRM to provide material believed to be adequate to complete at least our Phase 1/2 clinical study of VAX-24 in adults. For the polysaccharide antigens, we have established research and GMP master cell banks for all 24 pneumococcal serotypes in VAX-24. We have completed the development and GMP batches of all 24 polysaccharide antigens to enable production of GMP conjugates for VAX-24. For the 24 drug substances, we conducted an extensive design-of-experiments, or DoE, study to define and optimize conjugation process parameters based on, among other parameters, immunogenicity and stability, for all 24 serotypes and transferred this process technology to Lonza. Further, Lonza implemented the transferred processes, successfully producing all 24 conjugates at an over fifteen-fold scale-up to what was previously produced. These conjugates met the target critical quality attributes, were tested in preclinical studies and confirmed to show conjugate-like immunological responses comparable to Prevnar 13 and to the previous VAX-24 conjugates produced at smaller batches. We have initiated the GMP production campaign for the 24 conjugates in VAX-24 at Lonza and are employing the GMP raw materials made at Lonza, including eCRM and the 24 polysaccharides.

Lonza Agreements

In October 2016, we entered into a development and manufacturing services agreement with Lonza, which we refer to, as amended, as the 2016 Lonza Agreement, pursuant to which Lonza is obligated to perform manufacturing process development and clinical manufacture and supply of components for VAX-24, including the manufacture of polysaccharide antigens, our proprietary eCRM protein carrier and conjugated drug substances.

In October 2018, we entered into a second development and manufacturing services agreement with Lonza, which we refer to as the 2018 Lonza Agreement, and together with the 2016 Lonza Agreement, as the Lonza Agreements, pursuant to which Lonza is obligated to perform manufacturing process development and clinical manufacture and supply of VAX-24 finished drug product.

Under the Lonza Agreements, we will pay Lonza for its manufacturing services and reimburse Lonza for its out-of-pocket costs associated with purchasing raw materials, plus a customary handling fee.

In June 2018, we entered into a letter agreement, or the Lonza Letter Agreement, with Lonza, pursuant to which we agreed to certain terms for potential issuances of our common stock as partial satisfaction of future obligations to Lonza under the Lonza Agreements. Specifically, we and Lonza agreed that the initial pre-IND cash payments made by us to Lonza would be subject to a specified dollar cap, which we refer to as the Initial Cash Cap. After the Initial Cash Cap has been reached, then at our election, we can make any further pre-IND payments owed to Lonza under the Lonza Agreements in cash, equity at then market prevailing prices or a combination of both. Lonza may elect to receive up to 25% of pre-IND payments in equity, up to a maximum of $2.5 million, and no more than $10 million of pre-IND payments may be satisfied by issuances of our common stock. As of the date we file this Form 10-K, no shares of our common stock have been issued under this arrangement. We also granted Lonza a right of first negotiation for manufacturing services for the commercial supply of VAX-24. We expect to reach the Initial Cash Cap in 2021.

Under each Lonza Agreement, we will own all right, title and interest in and to any and all Intellectual Property (as defined in each Lonza Agreement) that Lonza and/or its affiliates, the External Laboratories (as defined in each Lonza Agreement) or other contractors or agents of Lonza develops, conceives, invents, first reduces to practice or makes, solely or jointly with us or others, in the performance of the Services (as defined in each Lonza Agreement), to the extent such Intellectual Property (the New Customer Intellectual Property) is a direct derivative of or improvement to collectively the Product, Customer Materials, Customer Information and/or Customer Background Intellectual Property (all as defined in each Lonza Agreement). Lonza shall own all right, title and interest in Intellectual Property that Lonza and/or its Affiliates, the External Laboratories or other contractors or agents of Lonza, solely or jointly with Customer, develops, conceives, invents or first reduces to practice or makes in the course of performance of the Services to the extent such Intellectual Property (New General Application Intellectual Property) (i) is generally applicable to the development or manufacture of chemical or biological products or product components, and could reasonably have been made without the use of the Customer Materials, Customer Information or Customer Background Intellectual Property and (ii) is an improvement of, or direct derivative of, any Lonza Background Intellectual Property. Additionally, under each Lonza Agreement, Lonza grants us a non-exclusive, world-wide, fully paid-up, irrevocable, transferable license under all New General Application Intellectual Property, with the right to grant sublicenses, to research, develop, make, have made, use, sell and import VAX-24. We also grant Lonza a non-exclusive right to use New Customer Intellectual Property during the term of the agreement solely for the purposes of fulling its obligations to us.

We have the right, at our cost, to receive a technology transfer under each Lonza Agreement or have an approved third-party manufacturer receive a technology transfer of any manufacturing process developed by Lonza. For any technology transfer that includes transfer of Lonza’s Background Intellectual Property or Lonza Confidential Information (each as defined in the applicable Lonza agreement), we will be obligated to pay Lonza reasonable royalties and/or licensing fees.

Unless earlier terminated, each Lonza Agreement will remain in place for a period of five years. Either party has the right to terminate each Lonza Agreement upon a six-month notice period, provided that Lonza may not exercise such right until a specified future date. Either party has the right to terminate each Lonza Agreement if the other party commits a material breach under the applicable agreement and does not cure such breach within a given time period, for specified bankruptcy events or if a party receives a notice from the other party or otherwise becomes aware that a debarment, suspension, exclusion, sanction or declaration of ineligibility action has been brought against the other party, and we may terminate each Lonza Agreement for an extended force majeure event.

Competition

The global vaccine market is highly concentrated among a small number of multinational pharmaceutical companies. Pfizer Inc., Merck, GlaxoSmithKline plc and Sanofi S.A. together control approximately 75% of the global vaccine market. Other pharmaceutical and biotechnology companies, academic institutions, governmental agencies and public and private research institutions are also working towards new solutions given the continuing global unmet need.

Within the current pneumococcal vaccine market, Pfizer, Merck and GlaxoSmithKline dominate, with Pfizer’s Prevnar 13, Merck’s Pneumovax 23 and GlaxoSmithKline’s Synflorix representing approximately 78%, 15% and 7%, respectively, of the 2020 global pneumococcal vaccine sales. While Prevnar 13 covers fewer pneumococcal strains than Pneumovax 23, it delivers a stronger and more durable immune response than Pneumovax 23. Prevnar 13 is the current standard of care in children and the first vaccine offered under the current standard of care in adults. If approved, we believe VAX-24 may obtain an ACIP preferred recommendation and potentially replace both incumbents for pneumococcal disease prevention in both adult and pediatric populations because of its broader coverage.

Existing vaccine makers, as well as new entrants, are competing to develop the next generation of pneumococcal vaccines. Both Pfizer and Merck have PCV candidates under development that could surpass the serotype coverage of Prevnar 13. Pfizer’s PF-06482077 is a 20-valent vaccine while Merck’s V114 is a 15-valent vaccine and each is in advanced development. In December 2020, Pfizer announced that the FDA accepted for priority review its Biologics License Application, or BLA, for PF-06482077 in adults with a Prescription Drug User Fee Act, or PDUFA, date in June 2021 and, in November 2020, Merck announced it had submitted its applications to the FDA with a PDUFA date in July 2021 and EMA for licensure of V114 in adults. Sanofi and SK Chemicals have partnered to develop a PCV. Separately, Affinivax and Astellas have partnered to develop an affinity-bound pneumococcal vaccine that includes 24 pneumococcal serotypes. We believe success will ultimately be based on the combination of immunogenicity, the broadest coverage of serotypes, safety and tolerability. Convenience and pricing may also be factors. Both Pfizer and Merck are in Phase 3 development, and Affinivax is in Phase 2 development, and may obtain FDA approval and commercially launch before VAX-24. However, if approved, we believe VAX-24 should compare favorably to these PCV candidates as a 24-valent alternative, based on our unique site-specific conjugation and carrier-sparing technology. We also believe VAX-XP has the potential to compete favorably in the PCV market based on its further expanded spectrum.

The competitive landscape for vaccine development for Group A Strep was dormant for more than three decades. However, the FDA lifted a 30-year ban on Group A Strep vaccine clinical trials in 2005, and research has slowly started to resurface in academic institutions. However, we are not aware of other Group A Strep vaccines in clinical development that would cover all strains of the bacteria. Additionally, we are not aware of any other vaccines under clinical development to treat periodontitis. We believe the success of our vaccine candidates in these areas will be based on potential efficacy, safety, tolerability, convenience and pricing. We are aware of some companies developing treatments for other diseases that target the same underlying pathogens that cause Group A Strep and periodontitis. For example, Cortexyme is developing an Alzheimer’s treatment that targets P. gingivalis.

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize vaccines that are safer, more effective, more convenient, less expensive or with a more favorable label than VAX-24, VAX-XP or any other vaccine we may develop. Many of the companies against which we compete have significantly greater financial resources, and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved drugs than we do.

Intellectual Property

We have developed, and are continuing to develop, a comprehensive intellectual property portfolio related to vaccine applications, including manufacturing, formulation and process applications as well as protection for our specific vaccine candidates.

Our success depends in part on our ability to obtain and maintain proprietary protection for our vaccine candidates, technology and know-how, to operate without infringing the proprietary rights of others and to prevent others from infringing our proprietary rights. Our policy is to seek to protect our proprietary position by, among other methods, pursuing and obtaining patent protection in the United States and in jurisdictions outside of the United States related to our proprietary technology, inventions, improvements and vaccine candidates that are important to the development and implementation of our business. Our patent portfolio is intended to cover our vaccine candidates and components thereof, their methods of use and processes for their manufacture, our proprietary reagents and assays and any other inventions that are commercially important to our business. We also rely on trademarks, trade secrets and know-how to develop and maintain our proprietary position.

Generally, issued patents are granted a term of 20 years from the earliest claimed non-provisional filing date. In certain instances, patent term can be adjusted to recapture a portion of delay by the U.S. Patent and Trademark Office, or USPTO, in examining the patent application or extended to account for term effectively lost as a result of the FDA regulatory review period, or both. In addition, we cannot provide any assurance that any patents will be issued from our pending or future applications or that any issued patents will adequately protect our vaccine candidates.

Our patent portfolio as of December 31, 2020 contains approximately one issued U.S. patent, three pending U.S. patent applications and five pending patent cooperation treaty applications that are solely owned by us, as well as certain foreign counterparts of a subset of these patent applications in foreign countries, including Australia, Brazil, Canada, China, India, Israel, Japan, South Korea, Taiwan, Mexico, New Zealand, the Philippines, Singapore, South Africa and countries within the European Patent Convention and the Eurasian Patent Organization. For our pneumococcal vaccines, these applications are directed to vaccine formulations, protein-antigen conjugates, methods of making protein-antigen conjugates and the promotion of immunogenicity using the protein-antigen conjugates and vaccines. For our periodontitis vaccine, these applications relate to vaccine formulations, protein antigens, and methods of using the vaccine. If issued, the 20-year term expiration dates of our patents will expire between 2037 and 2040, not including any extension of the patent term that may be available in certain jurisdictions. We continue to seek to maximize the scope of our patent protection for all our programs.

In addition to patents, we also rely upon trademarks, trade secrets, know-how and continuing technological innovation to develop and maintain our competitive position. We maintain and are seeking both registered and common law trademarks. Common law trademark protection typically continues where and for as long as the mark is used. Registered trademarks continue in each country for as long as the trademark is registered. We believe that we have certain know-how and trade secrets relating to our technology and vaccine candidates. We rely on trade secrets to protect certain aspects of our technology related to our current and future vaccine candidates. However, trade secrets can be difficult to protect. We seek to protect our proprietary information, including trade secrets, in part, by using confidentiality agreements with our commercial partners, collaborators, employees and consultants, and invention assignment agreements with our employees. We also have confidentiality agreements or invention assignment agreements with our commercial partners and selected consultants. These agreements may be breached, and we may not have adequate remedies for any breach. In addition, our trade secrets may otherwise become known or be independently discovered by competitors. We also seek to preserve the integrity and confidentiality of our data and trade secrets by maintaining the physical security of our premises and physical and electronic security of our information technology systems. To the extent that our commercial partners, collaborators, employees and consultants use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions.

Obtaining patents does not guarantee our right to practice the patented technology or commercialize the patented product. Third parties may have or obtain rights to patents that could be used to prevent or attempt to prevent us from commercializing our vaccine candidates. If third parties prepare and file patent applications in the United States or other jurisdictions that also claim technology to which we have rights, we may have to participate in interference or derivation proceedings in the USPTO or similar proceedings in other jurisdictions to determine the priority of invention.

Sutro Biopharma Agreements

Sutro Biopharma is a clinical stage, publicly-traded drug discovery, development and manufacturing company using precise protein engineering and rational design (enabled by Sutro Biopharma’s proprietary XpressCF platform technology) to advance next-generation oncology therapeutics. Following our corporate formation, Vaxcyte acquired an exclusive license to Sutro Biopharma’s proprietary cell-free protein synthesis platform, XpressCF, for the discovery, development and sale of vaccines for the treatment or prevention of infectious diseases, excluding cancer vaccines. Under a related supply agreement with Sutro Biopharma, we have an exclusive relationship in our field to buy extract and certain custom reagents for use in manufacturing the vaccine compositions covered by the exclusive license, which we use to produce our protein carriers and certain of our antigens. Sutro Biopharma will receive a 4% royalty on aggregate worldwide net sales of our vaccine products marketed for human health and a 2% royalty on such net sales of vaccines marketed for animal health.

Amended and Restated Agreement with Sutro Biopharma

We are party to a license agreement with Sutro Biopharma, or the Sutro Biopharma License Agreement, which was originally entered into in October 2015.

Under that agreement, we received an exclusive, worldwide, royalty-bearing license under Sutro Biopharma’s patents and know-how relating to XpressCF to research, develop, use, sell, offer for sale, export, import and otherwise exploit vaccine compositions for the treatment and prophylaxis of infectious diseases, excluding cancer vaccines, such rights being sublicenseable, and to manufacture, or have manufactured by an approved contract manufacturing organization, such vaccine compositions from extracts supplied by Sutro Biopharma pursuant to the Sutro Biopharma Supply Agreement (as described below).

In consideration of the rights granted under the Sutro Biopharma License Agreement, we are obligated to pay Sutro Biopharma a 4% royalty on worldwide aggregate net sales of vaccine compositions for human health and a 2% royalty on net sales of vaccine compositions for animal health use. Such royalty rates are subject to specified reductions, including standard reductions for third-party payments and for expiration of relevant patent claims. We are also obligated to pay Sutro Biopharma any royalties due to Stanford University (the upstream licensor of Sutro Biopharma), to the extent the royalties payable by Sutro Biopharma to Stanford University are greater than the royalties payable by us to Sutro Biopharma. Royalties are payable on a vaccine composition-by-vaccine composition and country-by-country basis until the later of expiration of the last valid claim in the licensed patents covering such vaccine composition in such country and ten years after the first commercial sale of such vaccine composition. The latest expiration date of a licensed Sutro Biopharma patent application, if issued, would be 2036, subject to any adjustment or extension of patent term that may be available in a particular country. In addition, we are obligated to pay Sutro Biopharma a percentage of net sublicensing revenue received in the low teen percentages. In addition, in the event we sublicense our non-manufacturing rights under the Sutro Biopharma License Agreement before a specified date, we are obligated to pay Sutro Biopharma a percentage, in the low double-digits, of the sublicensing revenue we receive under such agreement.

The Sutro Biopharma License Agreement will remain in effect until terminated. The agreement may be terminated by either party for the other party’s material breach uncured within 60 days’ notice, by us at will with 60 days’ notice, or by Sutro Biopharma if we challenge Sutro Biopharma’s patents or if we undergo a change of control with a specified competitor of Sutro Biopharma.

In connection with our formation and the entry into the Sutro License, we issued to Sutro Biopharma 1,778,304 shares of common stock, valued at a price per share of $0.002 per share.

Supply Agreement with Sutro Biopharma

We are party to a supply agreement with Sutro Biopharma, or the Sutro Biopharma Supply Agreement, which is dated May 2018 and pursuant to which we purchase from Sutro Biopharma extract and custom reagents for use in manufacturing the non-clinical and Phase 1 and Phase 2 clinical supply of vaccine compositions utilizing the technology licensed under the Sutro License at prices not to exceed a specified percentage above Sutro Biopharma’s fully burdened manufacturing cost.

The Sutro Biopharma Supply Agreement will remain in effect until the later of July 31, 2021, or the date the parties enter into and commence activities under a separate agreement for the supply of extract and custom reagents for use in manufacturing vaccine compositions for Phase 3 and commercial purposes. In February 2021, we entered into an amendment to the Sutro Biopharma Supply Agreement to extend the term to July 31, 2022. The Sutro Biopharma Supply Agreement may be terminated by either party for the other party’s material breach uncured within 60 days’ notice, by us at will with 60 days’ notice, or by mutual agreement of the parties. In December 2019, we exercised our right to require Sutro Biopharma to establish a second supplier for extract and custom reagents to support our anticipated clinical and commercial needs.

University of California, San Diego License Agreement

We are party to a license agreement with the University of California, San Diego, or the UCSD License, dated February 2019 whereby we are the exclusive licensee of a pending U.S. patent application related to a non-cross reactive Group A Strep carbohydrate antigen and methods of producing the antigen. We licensed this technology for the development of our Group A Strep vaccine candidate.

Upon execution of the UCSD License, we made an upfront payment of $10,000, and each year during the term we are obligated to pay an annual license maintenance fee in the single digit thousands. We are also obligated to pay UCSD up to approximately $1 million in development and regulatory milestone payments for each licensed product under the agreement. Additionally, we are obligated to pay UCSD a fixed royalty on net sales of licensed products in the low single digits. Such royalty rate is subject standard reductions for third-party payments. Royalties are payable until expiration of the last licensed patent. Additionally, in the event we sublicense commercial rights under the UCSD License, we are obligated to pay UCSD a percentage of all sublicensing revenue received, excluding any earned royalties or reimbursements of research and development expenses, of 20% up to a maximum of $2.5 million.

We are obligated to use commercially reasonable efforts to diligently develop, manufacture and sell licensed products and to achieve specified research and clinical development milestone events. If we are unable to meet our diligence obligations and do not agree with UCSD to modify such obligations or do not cure such obligations, then UCSD may terminate the license or convert the license to non-exclusive.

The UCSD License will remain in effect until the expiration of the last licensed patent. The UCSD patent application, if issued, would expire in 2032, subject to any adjustment or extension of patent term that may be available in the United States. The UCSD License may be terminated by us at will with 90 days’ notice or by UCSD for our breach uncured within 90 days’ notice or if we challenge the licensed patents.

Other Partners

In addition to those listed above, we seek to partner with various academic, governmental and public or private research institutions as needed to advance the discovery or development of our vaccine candidates.

Coverage and Reimbursement

Sales of our products in the United States will depend, in part, on the extent to which the costs of the products are covered by third-party payors, such as government health programs, commercial insurance and managed health care organizations. The process for determining whether a third-party payor will provide coverage for a pharmaceutical or biological product is typically separate from the process for setting the price of such a product or for establishing the reimbursement rate that the payor will pay for the product once coverage is approved. As a result, a third-party payor’s decision to provide coverage for a pharmaceutical or biological product does not imply that the reimbursement rate will be adequate. Certain ACA marketplace and other private payor plans are required to include coverage for certain preventative services, including vaccinations recommended by the ACIP without cost share obligations (i.e., co-payments, deductibles or co-insurance) for plan members. Children through 18 years of age without other health insurance coverage may be eligible to receive such vaccinations free-of-charge through the CDC’s Vaccines for Children program. For Medicare beneficiaries, vaccines may be covered under either the Part B program or Part D depending on several criteria, including the type of vaccine and the beneficiary’s coverage eligibility. If our vaccine candidates, once approved, are covered only under the Part D program, physicians may be less willing to use our products because of the claims adjudication costs and time related to the claims adjudication process and collection of co-payments associated with the Part D program.

Further, no uniform policy for coverage and reimbursement exists in the United States, and coverage and reimbursement can differ significantly from payor to payor. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement rates, but also have their own methods and approval process apart from Medicare determinations. As such, one third-party payor’s decision to cover a particular medical product or service does not ensure that other payors will also provide coverage for the medical product or service or will provide coverage at an adequate reimbursement rate.

Government Regulation

Government authorities in the United States, at the federal, state and local level, and other countries extensively regulate, among other things, the research, development, testing, safety, effectiveness, manufacture, quality control, approval, post-approval monitoring and reporting, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, marketing and export and import of products such as those we are developing.

A new biological product must be licensed by the FDA through the approval of a BLA, before it may be legally marketed in the United States.

In the United States, pharmaceutical products are regulated by the FDA under the Federal Food, Drug and Cosmetic Act and other laws, including, in the case of biologics, the Public Health Service Act, or PHS Act. We expect our products to be regulated by the FDA as biologics and to be reviewed by the FDA’s Center for Biologics Evaluation and Research.

We anticipate our vaccine candidates will require the submission of a BLA and approval by the FDA before being marketed in the United States. Failure to comply with FDA requirements, both before and after product approval, may subject us or our partners, contract manufacturers and suppliers to administrative or judicial sanctions, including FDA refusal to approve applications, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, fines and/or criminal prosecution.

The steps required before a biologic may be approved for marketing of an indication in the United States generally include:

•	completion of preclinical laboratory tests, animal studies, formulation studies conducted in accordance with good laboratory practices and other applicable regulations;
•	submission to the FDA of an IND application, which must be active before human clinical trial commencement;
•	approval by an institutional review board, or IRB, or ethics committee at each clinical site before a clinical trial is commenced;
•

completion of adequate and well-controlled human clinical trials in accordance with good clinical practice, or GCP, requirements to establish that the biological product is “safe, pure and potent,” which is analogous to the safety and efficacy approval standard for a chemical drug product for its intended use;

•	preparation and submission to the FDA of a BLA for marketing approval that includes substantive evidence of safety, purity and potency from results of nonclinical testing and clinical trials;
•	a determination by the FDA within 60 days of its receipt of a BLA to file the application for review;
•

satisfactory completion of an FDA pre-approval inspection of the manufacturing facility or facilities at which the product is produced to assess compliance with applicable current good manufacturing practices, or cGMPs, to assure that the facilities, methods and controls are adequate to preserve the products identify, strength, quality and purity;

•	potential FDA audit of the nonclinical and clinical trial sites that generated the data in support of the BLA; and
•	FDA review of the BLA and issuance of a biologics license, which is the approval necessary to market a vaccine.

Before conducting studies in humans, laboratory evaluation of product chemistry, toxicity and formulation, as well as animal studies to assess the potential safety and efficacy of the biologic candidate, must be conducted. Preclinical toxicology studies in animals must be conducted in compliance with FDA regulations.

The results of the preclinical tests, together with manufacturing information, known as CMC, and analytical data, are submitted to the FDA as part of an IND application. Some preclinical testing may continue even after the IND application is submitted. In addition to including the results of the preclinical testing, the IND application will also include a protocol detailing, among other things, the objectives of the clinical trial, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated if the first phase or phases of the clinical trial lend themselves to an efficacy determination. The IND application will automatically become effective 30 days after receipt by the FDA unless the FDA within the 30-day time period places the IND application on clinical hold because of safety concerns about the vaccine candidate or the conduct of the trial described in the clinical protocol included in the IND application. The IND application sponsor and the FDA must resolve any outstanding concerns before clinical trials can begin. Submission of an IND application therefore may or may not result in FDA authorization to begin a clinical trial.

All clinical trials for new drugs and biologics must be conducted under the supervision of one or more qualified principal investigators in accordance with GCPs, which include the requirement that all research subjects provide their informed consent for their participation in any clinical trial. They must be conducted under protocols detailing, among other things, the objectives of the applicable phase of the trial, dosing procedures, research subject selection, exclusion criteria and the safety and effectiveness criteria to be evaluated. Each protocol must be submitted to the FDA as part of the IND application, and progress reports detailing the status of the clinical trials must be submitted to the FDA annually. Sponsors must also report to the FDA within specified timeframes, serious and unexpected adverse reactions, any clinically significant increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigator’s brochure or any findings from other studies or animal or in vitro testing that suggest a significant risk in humans exposed to the vaccine candidate. An IRB at each institution participating in the clinical trial must review and approve the protocol before a clinical trial commences at that institution, approve the information regarding the trial and the consent form that must be provided to each research subject or the subject’s legal representative and monitor the trial until completed.

Clinical trials are typically conducted in three sequential phases, but the phases may overlap, and different trials may be initiated with the same vaccine candidate within the same phase of development in similar or differing patient populations.

•	Phase 1: Clinical trials may be conducted in a limited number of patients or healthy volunteers, as appropriate. The vaccine candidate is initially tested for safety and immunogenicity.
•

Phase 2: The vaccine candidate is evaluated in a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance, optimal dosage and dosing schedule.

•

Phase 3: Clinical trials are undertaken to further evaluate dosage, clinical efficacy, potency and safety in an expanded patient population at geographically dispersed clinical trial sites. These clinical trials are intended to establish the overall risk/benefit ratio of the product and provide an adequate basis for product labeling.

In some cases, the FDA may require, or companies may voluntarily pursue, additional clinical trials after a product is approved to gain more information about the product. These so-called Phase 4 studies may also be made a condition to approval of the BLA. These clinical trials are used to gain additional experience from the treatment of patients in the intended therapeutic indication, particularly for long-term safety follow-up.

During all phases of clinical development, regulatory agencies require extensive monitoring and auditing of all clinical activities, clinical data and clinical trial investigators. Annual progress reports detailing the results of the clinical trials must be submitted to the FDA. Written IND application safety reports must be promptly submitted to the FDA and the investigators for serious and unexpected adverse events, any findings from other studies, tests in laboratory animals or in vitro testing that suggest a significant risk for human subjects or any clinically relevant increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. The sponsor must submit an IND application safety report within 15 calendar days after the sponsor determines that the information qualifies for reporting. The sponsor also must notify the FDA of any unexpected fatal or life-threatening suspected adverse reaction within seven calendar days after the sponsor’s initial receipt of the information. Phase 1, Phase 2 and Phase 3 clinical trials may not be completed successfully within any specified period, if at all. The FDA or the sponsor or its data safety monitoring board may suspend a clinical trial at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the biological product has been associated with unexpected serious harm to patients.

Assuming successful completion of all required testing in accordance with applicable regulatory requirements, the results of the preclinical studies and clinical trials, together with other detailed information, including information on the manufacture and composition of the vaccine candidate, are submitted to the FDA as part of a BLA requesting approval to market the vaccine candidate for a proposed indication or indications. The BLA must include all relevant data available from preclinical and clinical trials, including negative or ambiguous results as well as positive findings, together with detailed information relating to the product’s CMC and proposed labeling, among other things. Under the Prescription Drug User Fee Act, the fees payable to the FDA for reviewing a BLA, as well as annual program user fees for approved products, can be substantial but are subject to certain limited deferrals, waivers and reductions that may be available. Additionally, no user fees are assessed on BLAs for products designated as orphan drugs, unless the product also includes a non-orphan indication. Each BLA submitted to the FDA for approval is reviewed for administrative completeness and reviewability within 60 days following receipt by the FDA of the application. If the BLA is found complete, the FDA will file the BLA, triggering a full review of the application. The FDA may refuse to file any BLA that it deems incomplete or not properly reviewable at the time of submission. The FDA’s established goal is to review 90% of priority BLAs within six months after the application is accepted for filing and 90% of standard BLAs within 10 months of the acceptance date, whereupon a review decision is to be made. Priority review will direct overall attention and resources to the evaluation of applications for products that, if approved, would be significant improvements in the safety or effectiveness of the treatment, diagnosis or prevention of serious conditions. In both standard and priority reviews, the review process is often significantly extended by FDA requests for additional information or clarification. The FDA reviews a BLA to determine, among other things, whether a product is safe, pure and potent and the facility in which it is manufactured, processed, packed or held meets standards designed to assure the product’s continued safety, purity and potency. The FDA may also convene an advisory committee to provide clinical insight on application review questions. The FDA is not bound by recommendations of an advisory committee, but it considers such recommendations when making decisions regarding approval.

Before approving a BLA, the FDA will typically inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP and adequate to assure consistent production of the product within required specifications. Additionally, before approving a BLA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP. If the FDA determines that the application, manufacturing process or manufacturing facilities are not acceptable, it will outline the deficiencies in the submission and often will request additional testing or information. Notwithstanding the submission of any requested additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.

After the FDA evaluates a BLA and conducts inspections of manufacturing facilities where the investigational product and/or its drug substance will be produced, the FDA may issue an approval letter or a Complete Response Letter. An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications. A Complete Response Letter will describe all of the deficiencies that the FDA has identified in the BLA, except that where the FDA determines that the data supporting the application are inadequate to support approval, the FDA may issue the Complete Response Letter without first conducting required inspections, testing submitted product lots and/or reviewing proposed labeling. In issuing the Complete Response Letter, the FDA may recommend actions that the applicant might take to place the BLA in condition for approval, including requests for additional information or clarification. The FDA may delay or refuse approval of a BLA if applicable regulatory criteria are not satisfied, require additional testing or information and/or require post-marketing testing and surveillance to monitor the safety or efficacy of a product.

If a product is approved, the approval may impose limitations on the uses for which the product may be marketed, may require that warning statements be included in the product labeling, may require that additional studies be conducted following approval as a condition of the approval and may impose restrictions and conditions on product distribution, prescribing or dispensing in the form of a Risk Evaluation and Mitigation Strategy, or REMS, or otherwise limit the scope of any approval. A REMS is a safety strategy to manage a known or potential serious risk associated with a medicine and to enable patients to have continued access to such medicines by managing their safe use, and could include medication guides, physician communication plans or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. The FDA also may condition approval on, among other things, changes to proposed labeling or the development of adequate controls and specifications. In most cases, the FDA must approve a BLA supplement or a new BLA before a product may be marketed for other uses or before specific manufacturing or other changes may be made to the approved product. As a condition of approval, the FDA may also require one or more Phase 4 post-market studies and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization, and may limit further marketing of the product based on the results of these post-marketing studies. Also, product approvals may be withdrawn if compliance with regulatory standards is not maintained or if safety or manufacturing problems occur following initial marketing. In addition, new government requirements may be established that could delay or prevent regulatory approval of our vaccine candidates under development.

Both before and after the FDA approves a product, the manufacturer and the holder or holders of the BLA for the product are subject to comprehensive regulatory oversight. For example, quality control and manufacturing procedures must conform, on an ongoing basis, to cGMP requirements, and the FDA periodically inspects manufacturing facilities to assess compliance with cGMPs. Accordingly, manufacturers must continue to spend time, money and effort to maintain cGMP compliance.

Post-Approval Requirements

Any drug products manufactured or distributed by us or our partners pursuant to FDA approvals will be subject to pervasive and continuing regulation by the FDA, including, among other things, record-keeping requirements, reporting of adverse experiences with the drug, providing the FDA with updated safety and efficacy information, distribution requirements, complying with individual electronic records and signature requirements and complying with FDA promotion and advertising requirements. Once approval is granted, the FDA may withdraw the approval if compliance with regulatory standards is not maintained or if problems occur after the product reaches the market. After approval, most changes to the approved product, such as adding new indications, specific manufacturing changes and additional labeling claims, are subject to further FDA review and approval. Biologic manufacturers, their subcontractors and other entities involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and certain state agencies and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP regulations and other laws and regulations. Changes to the manufacturing process are strictly regulated and, depending on the significance of the change, may require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting requirements upon us and any third-party manufacturers that we may decide to use. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain compliance with cGMP and other aspects of regulatory compliance.

Discovery of previously unknown problems, including adverse events of unanticipated severity or frequency, or the failure to comply with the applicable regulatory requirements may result in restrictions on the marketing of a product or withdrawal of the product from the market as well as possible civil or criminal sanctions. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval, may subject an applicant or manufacturer to administrative or judicial civil or criminal sanctions and adverse publicity. FDA sanctions could include refusal to approve pending applications, withdrawal or suspension of an approval or license, clinical holds, warning or untitled letters, product recalls, product seizures, safety alerts, Dear Healthcare Provider letters, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, mandated corrective advertising or communications with doctors, debarment, restitution, disgorgement of profits, consent decrees or civil or criminal penalties.

The FDA strictly regulates labeling, advertising, promotion and other types of information on products that are placed on the market and imposes requirements and restrictions on drug manufacturers, such as those related to direct-to-consumer advertising, the prohibition on promoting products for uses or inpatient populations that are not described in the product’s approved labeling (known as “off-label use”), industry-sponsored scientific and educational activities and promotional activities involving the internet. Failure to comply with these requirements can result in, among other things, adverse publicity, warning letters, corrective advertising and potential civil and criminal penalties. Physicians may prescribe legally available products for uses that are not described in the product’s labeling and that differ from those tested by us and approved by the FDA. Such off-label uses are common across medical specialties. Physicians may believe that such off-label uses are the best treatment for many patients in varied circumstances. The FDA does not regulate the behavior of physicians in their choice of treatments. The FDA does, however, restrict the manufacturer’s communications on the subject of off-label use of their products.

Disclosure of Clinical Trial Information

Sponsors of clinical trials of FDA-regulated products, including biological products, are required to register and disclose certain clinical trial information on clinicaltrials.gov. Information related to the product, patient population, phase of the investigation, trial sites and investigators and other aspects of the clinical trial is then made public as part of the registration. Sponsors are also obligated to discuss the results of their clinical trials after completion. Disclosure of the results of these trials can be delayed in certain circumstances for up to two years after the date of completion of the trial. Competitors may use this publicly available information to gain knowledge regarding the progress of development programs.

Additional Controls for Biologics

To help reduce the increased risk of the introduction of adventitious agents, the PHS Act emphasizes the importance of manufacturing controls for products whose attributes cannot be precisely defined. The PHS Act also provides authority to the FDA to immediately suspend licenses in situations where there exists a danger to public health, to prepare or procure products in the event of shortages and critical public health needs, and to authorize the creation and enforcement of regulations to prevent the introduction or spread of communicable diseases in the United States and between states.

After a BLA is approved, the product will also be subject to official lot release as a condition of approval. As part of the manufacturing process, the manufacturer is required to perform specific tests on each lot of the product before it is released for distribution. If the product is subject to an official release by the FDA, the manufacturer submits samples of each lot of product to the FDA together with a release protocol showing a summary of the history of the manufacture of the lot and the results of all the manufacturer’s tests performed on the lot. The FDA may also perform specific confirmatory tests on lots of some products, such as vaccines, before releasing the lots for distribution by the manufacturer. In addition, the FDA conducts laboratory research related to the regulatory standards on the safety, purity, potency and effectiveness of biological products. As with drugs, after approval of biologics, manufacturers must address any safety issues that arise, are subject to recalls or a halt in manufacturing and are subject to periodic inspection after approval.

Expedited Development and Review Programs

A sponsor may seek approval of its vaccine candidate under programs designed to accelerate the FDA’s review and approval of new drugs and biological products that meet certain criteria. Specifically, new drugs and biological products are eligible for fast track designation if they are intended to treat a serious or life-threatening disease or condition and demonstrate the potential to address unmet medical needs for the disease or condition. For a fast track product, the FDA may consider sections of the BLA for review on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the application, the FDA agrees to accept sections of the application and determines that the schedule is acceptable and the sponsor pays any required user fees upon submission of the first section of the application. A fast track designated vaccine candidate may also qualify for priority review, under which the FDA sets the target date for FDA action on the BLA at six months after the FDA accepts the application for filing. Priority review is granted when there is evidence that the proposed product would be a significant improvement in the safety or effectiveness of the treatment, diagnosis or prevention of a serious disease or condition. If criteria are not met for priority review, the application is subject to the standard FDA review period of 10 months after FDA accepts the application for filing. Priority review designation does not change the scientific/medical standard for approval or the quality of evidence necessary to support approval.

Under the accelerated approval program, the FDA may approve a BLA on the basis of either a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity or prevalence of the condition and the availability or lack of alternative treatments. Post-marketing studies or completion of ongoing studies after marketing approval are generally required to verify the biologic’s clinical benefit in relationship to the surrogate endpoint or ultimate outcome in relationship to the clinical benefit. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product. FDA may withdraw approval of a drug or indication approved under accelerated approval if, for example, the confirmatory trial fails to verify the predicted clinical benefit of the product.

In addition, a sponsor may seek FDA designation of its vaccine candidate as a breakthrough therapy if the vaccine candidate is intended to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the therapy may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. If the FDA designates a product as a breakthrough therapy, it may take actions appropriate to expedite the development and review of the application, which may include holding meetings with the sponsor and the review team throughout the development of the therapy; providing timely advice to, and interactive communication with, the sponsor regarding the development of the drug to ensure that the development program to gather the nonclinical and clinical data necessary for approval is as efficient as practicable; involving senior managers and experienced review staff, as appropriate, in a collaborative, cross-disciplinary review; assigning a cross-disciplinary project lead for the FDA review team to facilitate an efficient review of the development program and to serve as a scientific liaison between the review team and the sponsor; and considering alternative clinical trial designs when scientifically appropriate, which may result in smaller trials or more efficient trials that require less time to complete and may minimize the number of patients exposed to a potentially less efficacious treatment. Breakthrough therapy designation comes with all of the benefits of fast track designation.

Even if a drug or biologic qualifies for one or more of these programs, the FDA may later decide that the drug no longer meets the conditions for qualification or that the time period for FDA review or approval will be shortened.

Biosimilars and Exclusivity

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively, ACA, includes a subtitle called the Biologics Price Competition and Innovation Act of 2009, or BPCIA, which created an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-licensed reference biological product. The FDA has issued several guidance documents outlining an approach to review and approval of biosimilars. Biosimilarity, which requires that there be no clinically meaningful differences between the biological product and the reference product in terms of safety, purity and potency, can be shown through analytical studies, animal studies and a clinical trial or trials. Interchangeability requires that a product is biosimilar to the reference product and the product must demonstrate that it can be expected to produce the same clinical results as the reference product in any given patient and, for products that are administered multiple times to an individual, the biologic and the reference biologic may be alternated or switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic. However, complexities associated with the larger, and often more complex, structures of biological products, as well as the processes by which such products are manufactured, pose significant hurdles to implementation of the abbreviated approval pathway that are still being worked out by the FDA.

Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date that the reference product was first licensed by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. During this 12-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a full BLA for the competing product containing that applicant’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of its product. The BPCIA also created certain exclusivity periods for biosimilars approved as interchangeable products. A biological product can also obtain pediatric market exclusivity in the United States. Pediatric exclusivity, if granted, adds six months to existing exclusivity periods and patent terms. This six-month exclusivity, which runs from the end of other exclusivity protection or patent term, may be granted based on the voluntary completion of a pediatric study in accordance with an FDA-issued “Written Request” for such a study.

The BPCIA is complex and continues to be interpreted and implemented by the FDA. In addition, government proposals have sought to reduce the 12-year reference product exclusivity period. Other aspects of the BPCIA, some of which may impact the BPCIA exclusivity provisions, have also been the subject of recent litigation. As a result, the ultimate impact and implementation of the BPCIA are subject to significant uncertainty.

United States Healthcare Reform

In the United States, there has been and continues to be, several legislative and regulatory changes and proposed changes regarding the healthcare system that could, among other things, prevent or delay marketing approval of vaccine candidates, restrict or regulate post-approval activities and affect the profitable sale of vaccine candidates.

Among policymakers and payors in the United States, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. For example, in March 2010, the ACA was passed, which substantially changed the way healthcare is financed by both the government and private insurers and significantly impacts the U.S. pharmaceutical industry. The ACA, among other things: (1) increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extended the rebate program to individuals enrolled in Medicaid managed care organizations; (2) created a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for certain drugs and biologics that are inhaled, infused, instilled, implanted or injected; (3) established an annual, nondeductible fee on any entity that manufactures or imports certain specified branded prescription drugs and biologic agents apportioned among these entities according to their market share in specific government healthcare programs; (4) expanded the eligibility criteria for Medicaid programs; (5) created a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research; (6) created a new Medicare Part D coverage gap discount program, in which manufacturers must now agree to offer 70% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D; and (7) established a Center for Medicare & Medicaid Innovation at the Centers for Medicare & Medicaid Services, or CMS, to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drugs.

There have been judicial and political challenges to certain aspects of the ACA. By way of example, the Tax Cuts and Jobs Act of 2017, or the Tax Act, was signed into law and included a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on specific individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” The Bipartisan Budget Act of 2018, among other things, amends the ACA, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, ruled that the individual mandate is a critical and inseverable feature of the ACA, and therefore, because it was repealed as part of the Tax Act, the remaining provisions of the ACA are invalid as well. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. The U.S. Supreme Court is currently reviewing this case, although it is unclear when a decision will be made. Although the U.S. Supreme Court has yet ruled on the constitutionality of the ACA, on January 28, 2021, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through May 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is also unclear how the Supreme Court ruling, other such litigation and the healthcare reform measures of the Biden administration will impact the ACA and our business.

Other legislative changes have been proposed and adopted since the ACA was enacted. For example, on August 2, 2011, the Budget Control Act of 2011 was signed into law, which, among other things, resulted in aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2021, unless additional Congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drug products. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, President Trump announced several executive orders related to prescription drug pricing that seek to implement several of the administration's proposals. As a result, the FDA also released a final rule on September 24, 2020 providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed pending review by the Biden administration until March 22, 2021. On November 20, 2020, CMS issued an interim final rule implementing President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. On December 28, 2020, the United States District Court in Northern California issued a nationwide preliminary injunction against implementation of the interim final rule. However, it is unclear whether the Biden administration will work to reverse these measures or pursue similar policy initiatives. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on specific product access and marketing cost disclosure and transparency measures and, in some cases, designed to encourage importation from other countries and bulk purchasing. Further, it is possible that additional government action is taken in response to the COVID-19 pandemic.

United States Healthcare Fraud and Abuse Laws and Compliance Requirements

Federal and state healthcare laws and regulations restrict certain business practices in the biopharmaceutical industry, including anti-kickback and false claims laws and regulations, data privacy and security laws and regulations and transparency laws and regulations.

The federal Anti-Kickback Statute prohibits, among other things, individuals or entities from knowingly and willfully offering, paying, soliciting or receiving remuneration, directly or indirectly, overtly or covertly, in cash or in-kind to induce or in return for purchasing, leasing, ordering or arranging for or recommending the purchase, lease or order of any item or service reimbursable under Medicare, Medicaid or other federal healthcare programs. A person or entity does not need to have actual knowledge of this statute or specific intent to violate it in order to have committed a violation.

The federal civil and criminal false claims laws, including the civil False Claims Act, and civil monetary penalties laws, prohibit, among other things, any individual or entity from knowingly presenting, or causing to be presented, a false claim for payment to the federal government or knowingly making, using or causing to be made or used a false record or statement material to a false or fraudulent claim to the federal government. Private individuals, commonly known as “whistleblowers,” can bring civil False Claims Act qui tam actions, on behalf of the government and such individuals and may share in amounts paid by the entity to the government in recovery or settlement. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act.

The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, created additional federal civil and criminal statutes that prohibit, among other things, knowingly and willfully executing a scheme to defraud any healthcare benefit program. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. In addition, HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, and their implementing regulations, imposes specific requirements relating to the privacy, security and transmission of protected health information on HIPAA covered entities, which include certain healthcare providers, health plans and healthcare clearinghouses and their business associates and covered subcontractors who conduct certain activities for or on their behalf involving protected health information on their behalf.

The federal Physician Payments Sunshine Act requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to CMS information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, and applicable manufacturers and applicable group purchasing organizations to report annually to CMS ownership and investment interests held by physicians and their immediate family members. Beginning in 2022, applicable manufacturers also will be required to report payments or other transfers of value made to physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists, anesthesiologist assistants and certified nurse midwives during the previous year.

Similar state, local and foreign healthcare laws and regulations may also restrict business practices in the pharmaceutical industry, such as state anti-kickback and false claims laws, which may apply to business practices, including but not limited to, research, distribution, sales and marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers, or by patients themselves; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws and regulations that require drug manufacturers to file reports relating to pricing and marketing information or which require tracking gifts and other remuneration and items of value provided to physicians, other healthcare providers and entities; state and local laws that require the registration of pharmaceutical sales representatives; and state and local laws governing the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

Efforts to ensure compliance with applicable healthcare laws and regulations can involve substantial costs. Violations of healthcare laws can result in significant penalties, including the imposition of significant civil, criminal and administrative penalties, damages, monetary fines, disgorgement, individual imprisonment, possible exclusion from participation in Medicare, Medicaid and other U.S. healthcare programs, integrity oversight and reporting obligations, contractual damages, reputational harm, diminished profits and future earnings and curtailment or restructuring of operations.

Foreign Regulation

In addition to regulations in the United States, we expect to be subject to a variety of foreign regulations governing clinical trials and commercial sales and distribution of our vaccine candidates. Whether or not we obtain FDA approval for a vaccine candidate, we must obtain approval from the comparable regulatory authorities of foreign countries or economic areas, such as the European Union, before we may commence clinical trials or market products in those countries or areas. The approval process and requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from place to place, and the time may be longer or shorter than that required for FDA approval.

Certain countries outside of the United States have a process that requires the submission of a clinical trial application, much like an IND prior to the commencement of human clinical trials. In Europe, for example, a clinical trial application, or CTA, must be submitted to the competent national health authority and to independent ethics committees in each country in which a company intends to conduct clinical trials. Once the CTA is approved in accordance with a country’s requirements, clinical trial development may proceed in that country. In all cases, the clinical trials must be conducted in accordance with GCPs and other applicable regulatory requirements.

The requirements and process governing the conduct of clinical trials, product licensing, pricing and reimbursement vary from country to country. In all cases, the clinical trials are conducted in accordance with GCP and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki.

Under European Union regulatory systems, a company may submit marketing authorization applications either under a centralized or decentralized procedure. The centralized procedure is compulsory for medicinal products produced by biotechnology or those medicinal products containing new active substances for specific indications such as the treatment of AIDS, cancer, neurodegenerative disorders, diabetes, viral diseases and designated orphan medicines, and optional for other medicines which are highly innovative. Under the centralized procedure, a marketing application is submitted to the European Medicines Agency, or EMA, where it will be evaluated by the Committee for Medicinal Products for Human Use, and a favorable opinion typically results in the grant by the European Commission of a single marketing authorization that is valid for all European Union member states within 67 days of receipt of the opinion. The initial marketing authorization is valid for five years, but once renewed is usually valid for an unlimited period.

To market a medicinal product in the European Economic Area, or EEA, (which is comprised of the 28 Member States of the EU plus Norway, Iceland and Liechtenstein), we must obtain a Marketing Authorization, or MA. There are two types of marketing authorizations:

•

The Community MA, which is issued by the European Commission through the Centralized Procedure, based on the opinion of the Committee for Medicinal Products for Human Use of the EMA, and which is valid throughout the entire territory of the European Economic Area, or EEA. The Centralized Procedure is mandatory for certain types of products, such as biotechnology medicinal products, orphan medicinal products, advanced therapy products and medicinal products containing a new active substance indicated for the treatment certain diseases, such as AIDS, cancer, neurodegenerative disorders, diabetes, auto-immune and viral diseases. The Centralized Procedure is optional for products containing a new active substance not yet authorized in the EEA, or for products that constitute a significant therapeutic, scientific or technical innovation or which are in the interest of public health in the EU; and

•

National MAs, which are issued by the competent authorities of the Member States of the EEA and only cover their respective territory, are available for products not falling within the mandatory scope of the Centralized Procedure. Where a product has already been authorized for marketing in a Member State of the EEA, this National MA can be recognized in another Member State through the Mutual Recognition Procedure. If the product has not received a National MA in any Member State at the time of application, it can be approved simultaneously in the various Member States through the Decentralized Procedure.

Under the above-described procedures, before granting the MA, the EMA, or the competent authorities of the Member States of the EEA make an assessment of the risk-benefit balance of the product on the basis of scientific criteria concerning its quality, safety and efficacy.

If we fail to comply with applicable foreign regulatory requirements, we may be subject to, among other things, fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

Additional Regulation

We are also subject to regulation under the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act and other present and potential federal, state or local regulations. These and other laws govern our use, handling and disposal of various biological and chemical substances used in, and waste generated by our operations. Our research and development involve the controlled use of hazardous materials, chemicals, bacteria and viruses. Although we believe that our safety procedures for handling and disposing of such materials comply with the standards prescribed by state and federal regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, we could be held liable for any damages that result and any such liability could exceed our resources.

There have been a number of federal and state proposals during the last few years regarding the pricing of pharmaceutical and biological products, government control and other changes to the healthcare system of the United States. It is uncertain what legislative proposals will be adopted or what actions federal, state or private payers for medical goods and services may take in response to any healthcare reform proposals or legislation. We cannot predict the effect medical or healthcare reforms may have on our business, and no assurance can be given that any such reforms will not have a material adverse effect.

Privacy and Data Protection Laws

We are also subject to laws and regulations in non-U.S. countries covering data privacy and the protection of health-related and other personal information. EU member states and other jurisdictions have adopted data protection laws and regulations, which impose significant compliance obligations. Laws and regulations in these jurisdictions apply broadly to the collection, use, storage, disclosure, processing and security of personal information that identifies or may be used to identify an individual, such as names, contact information and sensitive personal data such as health data. These laws and regulations are subject to frequent revisions and differing interpretations and have generally become more stringent over time.

As of May 25, 2018, Regulation 2016/676, known as the General Data Protection Regulation, or GDPR, replaced the Data Protection Directive with respect to the processing of personal data in the European Union. The GDPR imposes many requirements for controllers and processors of personal data, including, for example, higher standards for obtaining consent from individuals to process their personal data, more robust disclosures to individuals and a strengthened individual data rights regime, shortened timelines for data breach notifications, limitations on retention and secondary use of information, increased requirements pertaining to health data and pseudonymised (i.e., key-coded) data and additional obligations when we contract third-party processors in connection with the processing of the personal data. The GDPR allows EU member states to make new laws and regulations further limiting the processing of genetic, biometric, or health data. Failure to comply with the requirements of GDPR and the applicable national data protection laws of the EU member states may result in fines of up to €20,000,000 or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, and other administrative penalties.

Employees & Human Capital

As of December 31, 2020, we had 58 full-time employees, 15 of whom have Ph.D. degrees. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and additional employees. The principal purposes of our equity incentive plans are to attract, retain and motivate selected employees, consultants and directors through the granting of stock-based compensation awards and cash-based performance bonus awards.

Corporate and Other Information

We are headquartered in Foster City, California. We were incorporated in the state of Delaware on November 27, 2013 as Sutrovax, Inc. and we changed our name to Vaxcyte, Inc. in May 2020. Our website is located at https://www.vaxcyte.com. Our Annual Reports on Form 10-K, Annual Reports on Form 10-K, Current Reports on Form 8-K including their exhibits, proxy and information statements, and amendments to those reports filed or furnished pursuant to Section 13(a), 14, and 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, are available through the “Investors” portion of our website free of charge as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Information on our website is not part of this Annual Report on Form 10-K or any of our other securities filings unless specifically incorporated herein or therein by reference. In addition, our filings with the SEC may be accessed through the SEC’s website at http://www.sec.gov. All statements made in any of our securities filings, including all forward-looking statements or information, are made as of the date of the document in which the statement is included, and we do not assume or undertake any obligation to update any of those statements or documents unless we are required to do so by law.

Item 1A. Risk Factors.

RISK FACTORS

Our business involves significant risks, some of which are described below. You should carefully consider the risks described below, as well as the other information in this Annual Report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and the related notes. Many of the following risks and uncertainties are, and will be, exacerbated by the COVID-19 pandemic and any worsening of the global business and economic environment as a result. The occurrence of any of the events or developments described below could harm our business, financial condition, results of operations and growth prospects. In such an event, the market price of our common stock could decline and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. This Annual Report on Form 10-K also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors that are described below and elsewhere in this Annual Report on Form 10-K.

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

We are a preclinical-stage biotechnology vaccine company that was incorporated in November 2013. Investment in preclinical-stage companies and vaccine development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential vaccine candidate will not gain regulatory approval or become commercially viable. We do not have any products approved for sale and have not generated any revenue from product sales. As a result, we are not profitable and have incurred losses in each year since inception. Our net losses were $89.2 million and $50.3 million for the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020, we had an accumulated deficit of $198.6 million.

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

As of December 31, 2020, we had cash and cash equivalents of $386.2 million. We believe our existing cash and cash equivalents will fund our current operating plans through at least the next 12 months from the date of this Annual Report on Form 10-K. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned. We will need to raise additional capital before we can progress any of our vaccine candidates into a pivotal clinical trial. We expect to finance our cash needs through public or private equity or debt financings, third-party (including government) funding and marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements or any combination of these approaches. Our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to and volatility in the credit and financial markets in the United States and worldwide, including the trading price of common stock, resulting from the ongoing COVID-19 pandemic. Our future capital requirements will depend on many factors, including:

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

Risks Related to Our Business and Industry

Our approach to the discovery and development of our vaccine candidates is based on novel technologies that are unproven, which may expose us to unforeseen risks, require us to modify processes, and make it difficult to predict the time and cost of vaccine candidate development and the timing to apply for and obtain regulatory approvals.

We are developing a pipeline of vaccine candidates utilizing our cell-free protein synthesis platform, which is comprised of the XpressCF platform exclusively licensed from Sutro Biopharma, and our proprietary know-how for vaccine applications against infectious disease, and our future success depends on the successful application of this approach to vaccine development. We are in the early stages of developing our vaccine candidates and there can be no assurance that any development problems we experience in the future will not cause significant delays or unanticipated costs, or that such development problems can be overcome. We may also experience delays in developing a sustainable, reproducible and scalable manufacturing process or transferring that process to manufacturing partners, which may prevent us from completing our clinical trials or commercializing our products on a timely or profitable basis, if at all. In addition, since we have not yet entered clinical development, we do not know the specific doses that may be effective in the clinic or, if approved, commercially. Finding a suitable dose may delay our anticipated clinical development timelines.

Furthermore, our expectations with regard to our scalability and costs of manufacturing may vary significantly as we develop our vaccine candidates and understand these critical factors. Conjugate vaccine development is highly complex, and development of broad-valency PCVs is further complicated by the number of components, analytical assays and potential for adjustments, including but not limited to changes in raw materials, composition, formulation, manufacturing methods and dosing, which could result in drug substances and/or drug product that may vary between preclinical and clinical studies over time. Over the course of the development and manufacturing of VAX-24, we have encountered process-related matters that have required us to make adjustments to our processes. Recently, we encountered such process-related matters during our drug substance manufacturing campaign for VAX-24 at Lonza. The cumulative impact of the time required to make adjustments to our processes led to a delay of our drug substance manufacturing campaign due to scheduling conflicts and capacity constraints at Lonza. Although Lonza has resumed manufacturing of VAX-24, there can be no assurance that we or Lonza will be able to successfully manufacture drug substances in a timely manner in the future, or at all, or that there will not be further delays due to additional process adjustments we are required to make or due to future scheduling conflicts at Lonza. Such process changes and manufacturing delays have caused a change in our IND timelines and future changes or delays could impact future timelines for VAX-24 or for our other product candidates.

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

We have no vaccine candidates that have entered clinical trials or products that are on the market, and all of our vaccine candidates are in early discovery and preclinical stages of development. Vaccine development generally takes many years. In particular, our most advanced vaccine candidate, VAX-24, showed positive results in a preclinical proof-of-concept study in 2017, and we expect to submit an investigational new drug, or IND, application to the FDA between January and June 2022 and initiate our Phase 1/2 clinical proof-of-concept study in adults thereafter. We expect to announce topline data from this study between late 2022 and early 2023. Our other vaccine candidates are in earlier stages of discovery and preclinical development and may never advance to clinical-stage development. Our ability to achieve and sustain profitability depends on obtaining regulatory approvals for and successfully commercializing our vaccine candidates, either alone or with third parties, and we cannot guarantee that we will ever obtain regulatory approval for any of our vaccine candidates. We have limited experience in conducting and managing the clinical trials necessary to obtain regulatory approvals, including approval by the FDA. Before obtaining regulatory approval for the commercial distribution of our vaccine candidates, we must conduct extensive preclinical studies and clinical trials to demonstrate the safety and efficacy of our vaccine candidates.

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

•

delays in submitting IND applications or compatible foreign applications or delays or failures in obtaining necessary approvals from regulators to commence a clinical trial, or suspension or termination of a clinical trial once commenced;

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
•

the ability of third parties with whom we contract to manufacture adequate clinical study and commercial supplies of our lead vaccine candidates or any future vaccine candidates, remain in good standing with regulatory agencies and develop, validate and maintain commercially viable manufacturing processes that are compliant with current good manufacturing practices, or cGMP, and do so in a timely manner;

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

While we are designing and developing a manufacturing process that we believe can scale to address clinical and commercial vaccine supply, we do not own or operate any manufacturing facilities. We rely on contract manufacturing organizations, or CMOs, including our strategic partnership with our contract manufacturer, Lonza, to access resources to facilitate the development and, if approved, commercialization of VAX-24 and our other vaccine candidates. Advancing our vaccine candidates may create significant challenges, including:

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

Before we can initiate a clinical trial or commercialize any of our vaccine candidates, we must demonstrate to the FDA that the CMC for our vaccine candidates meet applicable requirements, and prior to authorization in the EU, a manufacturing authorization must be obtained from the appropriate EU regulatory authorities. Because no product manufactured on a cell-free manufacturing platform has been approved in the United States, there is no manufacturing facility that has demonstrated the ability to comply with FDA requirements, and, therefore, the timeframe for demonstrating compliance to the FDA’s satisfaction is uncertain. Delays in establishing that our manufacturing process and the facilities we utilize for manufacturing comply with cGMP or disruptions in our manufacturing processes, implementation of novel technologies or scale-up activities, may delay or disrupt our development efforts.

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

We currently rely on third-party manufacturing and supply partners, including Lonza and Sutro Biopharma, to supply raw materials and components for, and manufacture of, our preclinical and clinical supplies as well as our vaccine candidates. Our inability to procure necessary raw materials or to have sufficient quantities of preclinical and clinical supplies or the inability to have our vaccine candidates manufactured, including delays or interruptions at our third-party manufacturers, or our failure to comply with applicable regulatory requirements or to supply sufficient quantities at acceptable quality levels or prices, or at all, would materially and adversely affect our business.

Efficient and scalable manufacturing and supply is a vital component of our business strategy. We currently do not own or operate any manufacturing facilities. We are designing and developing a manufacturing process that we believe can scale to address clinical and commercial vaccine supply. However, our assumptions as to our ability and our CMOs’ ability to produce vaccines at the scale needed for clinical development and commercial demand, in particular for our PCVs, may prove to be wrong. If we encounter substantial problems in our manufacturing processes or in our ability to scale to address commercial vaccine supply, our business would be materially adversely affected.

We rely on third-party contract manufacturers to manufacture preclinical and clinical trial product materials and supplies for our needs. There can be no assurance that our preclinical and clinical development product supplies will not be limited or interrupted or be of satisfactory quality or continue to be available on acceptable terms. Over the course of the development and manufacturing of VAX-24, we have encountered process-related matters that have required us to make adjustments to our processes. Recently, we encountered such process-related matters during our drug substance manufacturing campaign for VAX-24 at Lonza. The cumulative impact of the time required to make adjustments to our processes led to a delay of our drug substance manufacturing campaign due to scheduling conflicts and capacity constraints at Lonza. Although Lonza has resumed manufacturing of VAX-24, there can be no assurance that we or Lonza will be able to successfully manufacture drug substances in a timely manner in the future, or at all, or that there will not be further delays due to additional process adjustments we are required to make or due to future scheduling conflicts at Lonza. Such process changes and manufacturing delays have caused a change in our IND timelines and future changes or delays could impact future timelines for VAX-24 or for our other product candidates. As a third-party manufacturer, we are also subject to Lonza’s scheduling commitments for its other clients. Scheduling conflicts with Lonza’s other clients have contributed to manufacturing delays in the past, and there is no guarantee that future scheduling conflicts or related capacity constraints will not affect our manufacturing campaigns and related timelines. In addition, certain aspects of our manufacturing process for our clinical trial product materials and supplies were adversely affected by the COVID-19 pandemic, and could be adversely affected by the ongoing COVID-19 pandemic, earthquakes and other natural or man-made disasters, equipment failures, labor shortages, power failures and numerous other factors in the future. Please see the risk factor titled “Our business could be adversely affected by the effects of health epidemics, including the evolving effects of the COVID-19 pandemic, in regions where we or third parties on which we rely have significant manufacturing facilities, concentrations of potential clinical trial sites or other business operations. The COVID-19 pandemic could materially affect our operations, including at our headquarters in the San Francisco Bay Area, as well as the business or operations of our contract manufacturers or other third parties with whom we conduct business.”

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

Additionally, we and our contract manufacturers may experience manufacturing difficulties due to limited vaccine manufacturing experience, resource constraints or as a result of labor disputes or unstable political environments. In December 2019, we exercised our right to require Sutro Biopharma to establish a second supplier for extract and custom reagents to support our anticipated clinical and commercial needs. If we or our contract manufacturers were to encounter any of these difficulties, our ability to manufacture sufficient vaccine supply for our preclinical studies and clinical trials, or to provide product for patients once approved, would be jeopardized.

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

We may not be able to file IND applications to commence clinical trials on the timelines we expect, and even if we are able to, the FDA may not permit us to proceed.

We recently announced changes to our anticipated timing to submit an IND application to the FDA to initiate a clinical trial of VAX-24 due to delays of our drug substance manufacturing campaign at Lonza. Our timing of submitting the IND application for VAX-24 is dependent on further preclinical and manufacturing success, and if we experience additional drug substance manufacturing campaign or other delays, we may fail to meet our anticipated timelines. In addition, we cannot be sure that submission of an IND application or IND application amendment will result in the FDA allowing testing and clinical trials to begin, or that, once begun, issues will not arise that suspend or terminate such clinical trials. Additionally, even if such regulatory authorities agree with the design and implementation of the clinical trials set forth in an IND or clinical trial application, we cannot guarantee that such regulatory authorities will not change their requirements in the future.

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

•	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and
•	business interruptions resulting from geopolitical actions, including war and terrorism.

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

Our ability to compete in the highly competitive biotechnology and pharmaceutical industries depends upon our ability to attract and retain highly qualified managerial, scientific and medical personnel. We are highly dependent on our management, scientific and medical personnel, including our Chief Executive Officer, our President and Chief Financial Officer, our Vice President of Research and our Chief Operating Officer. The loss of the services of any of our executive officers, other key employees and other scientific and medical advisors, and our inability to find suitable replacements, could result in delays in product development and harm our business.

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

Our operations, and those of our CMOs, CROs and other contractors and consultants, could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics and other natural or man-made disasters or business interruptions, for which we are predominantly self-insured. The impact of climate change may increase these risks due to changes in weather patterns, such as increases in storm intensity, sea-level rise, melting of permafrost and temperature extremes on facilities or operations. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses.

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

Our business could be adversely affected by the effects of health epidemics, including the ongoing effects of the COVID-19 pandemic, in regions where we or third parties on which we rely have significant manufacturing facilities, concentrations of potential clinical trial sites or other business operations. The COVID-19 pandemic could materially affect our operations, including at our headquarters in the San Francisco Bay Area, as well as the business or operations of our contract manufacturers or other third parties with whom we conduct business.

Health epidemics in regions where we have concentrations of potential clinical trial sites or other business operations could adversely affect our business, including by causing significant disruption in the operations of our contract manufacturer and other third parties upon whom we rely. For example, the COVID-19 pandemic has presented a substantial public health and economic challenge around the world and is affecting employees, patients, communities and business operations, as well as the U.S. economy and financial markets. Our headquarters is located in the San Francisco Bay Area, and our contract manufacturer, Lonza, is located in Switzerland. In March 2020, the U.S. government imposed travel restrictions on travel between the United States, Europe and certain other countries. Further, the President of the United States declared the COVID-19 pandemic a national emergency, invoking powers under the Stafford Act, the legislation that directs federal emergency disaster response. Similarly, the State of California declared a state of emergency related to the spread of COVID-19, and county public health departments announced aggressive recommendations to reduce the spread of the disease. On March 16, 2020, the health officers of six San Francisco Bay Area counties, including San Mateo County where our headquarters are located, issued shelter-in-place orders, which (i) direct all individuals living in those counties to shelter at their places of residence (subject to limited exceptions), (ii) direct all businesses and governmental agencies to cease non-essential operations at physical locations in those counties, (iii) prohibit all non-essential gatherings of any number of individuals, and (iv) order cessation of all non-essential travel. The initial shelter-in-place orders took effect on March 17, 2020, were subsequently revised, and have now been superseded with the current reopening orders for

California and the various San Francisco Bay Area counties. As a result, we have implemented work-from-home policies for all of our non-lab employees. The effects of these orders and our work-from-home policies may negatively impact productivity, disrupt our business and delay our clinical programs and timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. In connection with these measures, we may be subject to claims based upon, arising out of or related to COVID-19 and our actions and responses thereto, including any determinations that we may make to continue to operate or to re-open our facilities where permitted by applicable law. These and similar, and perhaps more severe, disruptions in our operations could negatively impact our business, financial condition, results of operations and growth prospects.

Moreover, we rely on third parties to supply raw materials and manufacture our preclinical and clinical product supplies of our vaccine candidates, and we cannot guarantee that they will continue to perform their contractual duties in a timely and satisfactory manner as a result of the COVID-19 pandemic. In addition, quarantines, shelter-in-place and similar government orders could impact personnel at third-party manufacturing facilities in the United States and other countries, or the availability or cost of materials, which would disrupt our supply chain. For example, the COVID-19 pandemic slowed raw material supply chains and travel restrictions delayed the qualification of key analytical equipment used in manufacturing and curtailed in-person CMO oversight of manufacturing.

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

Changes in tax laws or tax rulings could affect our financial position.

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

In March 2020, the Coronavirus Aid, Relief, and Economic Security, or CARES, Act was signed into law. The CARES Act changed certain provisions of the Tax Act. Under the CARES Act, NOLs arising in taxable years beginning after December 31, 2017 and before January 1, 2021 may be carried back to each of the five taxable years preceding the tax year of such loss, but NOLs arising in taxable years beginning after December 31, 2020 may not be carried back. In addition, the CARES Act eliminated the limitation on the deduction of NOLs to 80% of current year taxable income for taxable years beginning before January 1, 2021, and increased the amount of interest expense that may be deducted to 50% of adjusted taxable income for taxable years beginning in 2019 or 2020. We continue to examine the impact the Tax Act may have on our business. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the Tax Act is uncertain and our business, financial condition, results of operations and prospects could be adversely affected. We urge our stockholders to consult with their legal and tax advisors with respect to the Tax Act and the tax consequences of investing in our common stock.

On June 29, 2020, California Assembly Bill 85 (AB 85) was signed into law, which suspends the use of net operating losses and limits the use of research tax credits for 2020, 2021 and 2022. There may be periods during which the use of NOLs is suspended or otherwise limited, and limitation on the use of certain tax credits to offset California income and tax liabilities could accelerate or permanently increase state taxes owed. The Company continues to examine the impact this may have on our business.

On December 21, 2020, the President of the United States signed into law the “Consolidated Appropriations Act, 2021,” which includes further COVID-19 economic relief and extension of certain expiring tax provisions. The relief package includes a tax provision clarifying that businesses with forgiven Paycheck Protection Program, or PPP, loans can deduct regular business expenses that are paid for with the loan proceeds. Additional pandemic relief tax measures include an expansion of the employee retention credit, enhanced charitable contribution deductions and a temporary full deduction for business expenses for food and beverages provided by a restaurant.

Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.

We have incurred substantial losses since inception and do not expect to become profitable in the near future, if ever. As of December 31, 2020, we had federal and state NOL carryforwards of $186.5 million and $148.8 million, respectively. The federal and state loss carryforwards, except the federal loss carryforward arising in tax years beginning after December 31, 2017, begin to expire in 2034 unless previously utilized. Federal NOLs arising in tax years beginning after December 31, 2017 have an indefinite carryforward period and do not expire. As of December 31, 2020, we also had federal and state research credit carryforwards of $0.8 million and $0.9 million, respectively. The federal research and development tax credit carryforwards expire beginning in 2039 unless previously utilized, and the state research and development tax credits can be carried forward indefinitely. In general, under Sections 382 and 383 of the U.S. Internal Revenue Code of 1986, as amended, a corporation that undergoes an “ownership change” (generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a rolling three-year period) is subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income. We have experienced ownership changes in the past. As a result of the ownership changes, we have determined that approximately $1.3 million of our federal research credits will expire unutilized, and such amounts are excluded from our research carryforwards as of December 31, 2020. We do not expect any ownership changes during the year ended December 31, 2020 to result in a limitation that would materially reduce the total amount of net operating loss carryforwards and credits that can be utilized. Subsequent ownership changes may affect the limitation in future years. As a result, if, and to the extent that we earn net taxable income, our ability to use our pre-change NOLs to offset such taxable income may be subject to limitations.

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

We intend to engage with Lonza and other outside vendors to manufacture supplies for our vaccine candidates. Lonza is currently in the process of manufacturing our vaccine candidates on a clinical scale. We have not yet caused our vaccine candidates to be manufactured on a commercial scale and may not be able to achieve commercial scale manufacturing and may be unable to create an inventory of mass-produced product to satisfy demands for any of our vaccine candidates.

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

The FDA’s and other regulatory authorities’ policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our vaccine candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. For example, certain policies of the Trump administration may impact our business and industry. Namely, the Trump administration took several executive actions, including the issuance of a number of Executive Orders, that could impose significant burdens on, or otherwise materially delay, the FDA’s ability to engage in routine oversight activities such as implementing statutes through rulemaking, issuance of guidance and review and approval of marketing applications. It is difficult to predict how these orders will be implemented, and the extent to which they will impact the FDA’s ability to exercise its regulatory authority. If these executive actions impose restrictions on the FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained, and we may not achieve or sustain profitability.

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

mandatory contractual terms, with respect to safeguarding the privacy and security of individually identifiable health information of covered entities subject to the rule, including health plans, healthcare clearinghouses and certain healthcare providers and their business associates, independent contractors of a covered entity that perform certain services involving the use or disclosure of individually identifiable health information for or on their behalf, as well as their covered subcontractors;

•	the Federal Food Drug or Cosmetic Act, which prohibits, among other things, the adulteration or misbranding of drugs, biologics and medical devices;
•

the U.S. Physician Payments Sunshine Act and its implementing regulations, which require certain manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare & Medicaid Services, or CMS, information related to certain payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by the physicians described above and their immediate family members. Beginning in 2022, applicable manufacturers also will be required to report information regarding its payments and transfers of value provided to physician assistants, nurse practitioners, clinical nurse specialists, anesthesiologist assistants, certified registered nurse anesthetists and certified nurse midwives during the previous year;

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

There have been executive, judicial and Congressional challenges to the ACA. For example, the Tax Act included a provision that repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year, which is commonly referred to as the “individual mandate.” The 2020 federal spending package eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminated the health insurer tax. Further, the Bipartisan Budget Act of 2018, or the BBA, among other things, amended the ACA, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas ruled that the individual mandate is a critical and inseverable feature of the ACA, and therefore, because it was repealed as part of the Tax Act, the remaining provisions of the ACA are invalid as well. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. The U.S. Supreme Court is currently reviewing this case, but it is unknown when a decision will be reached. Although the U.S. Supreme Court has yet ruled on the constitutionality of the ACA, on January 28, 2021, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through May 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how the Supreme Court ruling, other such litigation, and the healthcare reform measures of the Biden administration will impact the ACA and our business.

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers of 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013 and, due to subsequent legislative amendments to the statute, including the BBA, will remain in effect through 2030 unless additional Congressional action is taken. COVID-19 pandemic relief support legislation suspended the 2% Medicare sequester from May 1, 2020 through March 31, 2021. The American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several types of providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Additional changes that may affect our business include the expansion of new programs such as Medicare payment for performance initiatives for physicians under the Medicare Access and CHIP Reauthorization Act of 2015, or MACRA, which ended the use of the statutory formula for clinician payment and established a quality payment incentive program, also referred to as the Quality Payment Program. This program provides clinicians with two ways to participate, including through the Advanced Alternative Payment Models, or APMs, and the Merit-based Incentive Payment System, or MIPS. In November 2019, CMS issued a final rule finalizing the changes to the Quality Payment Program. At this time, the full impact of the introduction of the Medicare quality payment program on overall physician reimbursement remains unclear. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors.

Further, in the United States there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug and biological product pricing, reduce the cost of prescription drugs and biological products under government payor programs and review the relationship between pricing and manufacturer patient programs. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that attempt to implement several of the administration’s proposals The FDA also released a final rule, effective November 30, 2020, implementing a portion of the importation executive order providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed pending review by the Biden administration until March 22, 2021. On November 20, 2020, CMS issued an interim final rule implementing President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. On December 28, 2020, the United States District Court in Northern California issued a nationwide preliminary injunction against implementation of the interim final rule. However, it is unclear whether the Biden administration will work to reverse these measures or pursue similar policy initiatives. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine which drugs, biological products and suppliers will be included in their healthcare programs. Furthermore, there has been increased interest by third-party payors and governmental authorities in reference pricing systems and publication of discounts and list prices.

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

For example, HIPAA, as amended by HITECH, imposes requirements relating to the privacy and security of individually identifiable health information on health plans, healthcare clearinghouses and certain healthcare providers, and their respective contractors and their covered subcontractors that perform services for them involving individually identifiable health information. Additionally, certain states have adopted healthcare privacy and security laws and regulations comparable to HIPAA, some of which may be more stringent than HIPAA. In the event we fail to properly maintain the privacy and security of individually identifiable health information governed by HIPAA or comparable state laws, or we are responsible for an unauthorized disclosure or security breach of such information, we could be subject to enforcement action under HIPAA or comparable state laws, civil and criminal penalties, and fines.

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

European data protection laws, including the GDPR, generally restrict the transfer of personal data from Europe, including the European Economic Area, United Kingdom and Switzerland, to the United States and most other countries unless the parties to the transfer have implemented specific safeguards to protect the transferred personal data. Historically, to comply with these restrictions, we have generally relied on the Standard Contractual Clauses for personal data transfers approved by the European Commission. However, a July 2020 decision of the EU’s highest court called into question whether the Standard Contractual Clauses can lawfully be used for transfers of personal data from the EU to the United States and most other non-EU countries. Authorities in Switzerland may similarly question the viability of the Standard Contractual Clauses as a mechanism for the lawful transfer of personal data from those countries to the United States or other countries. Furthermore, it is unclear whether transfer of personal data from the European Union to the United Kingdom will remain lawful after the post-Brexit transition period ends on December 31, 2020 and what if any compliance mechanisms will be available for such transfers, as negotiations between the United Kingdom and the European Union are expected to continue in relation to the customs and trading relationship between the United Kingdom and the European Union following the expiry of the transition period. If we are unable to lawfully transfer personal data from Europe via the Standard Contractual clauses or an alternative mechanism, we will face increased exposure to regulatory actions, substantial fines, and injunctions against processing personal information from Europe, and we may be required to increase our data processing capabilities in Europe at significant expense. Inability to import personal information from Europe may also restrict our clinical trials activities in Europe and limit our ability to collaborate with contract research organizations, service providers, contractors and other companies subject to European data protection laws. Additionally, other countries outside of Europe have enacted or are considering enacting similar cross-border data transfer restrictions and laws requiring local data residency, which could increase the cost and complexity of operating our business.

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

We have licensed certain intellectual property rights related to the XpressCF platform, components of our PCV candidates, and methods of making components of VAX-24 from Sutro Biopharma and University of Georgia Research Foundation, Inc. We also license certain intellectual property rights related to a non-cross reactive Group A Strep carbohydrate antigen and related methods of production from the Regents of the University of California. If, for any reason, these agreements are terminated or we otherwise lose those rights, it could adversely affect our business. These agreements impose, and any future collaboration agreements or license agreements we enter into are likely to impose, various development, commercialization, funding, milestone, royalty, diligence, sublicensing, insurance, patent prosecution and enforcement or other obligations on us. If we breach any material obligations, or use the intellectual property licensed to us in an unauthorized manner, we may be required to pay damages and the licensor(s) may have the right to terminate the license, which could result in us being unable to develop, manufacture and sell products that are covered by the licensed technology or enable a competitor to gain access to the licensed technology.

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

Because we expect to rely on third parties to manufacture VAX-24 and any future vaccine candidates, and we expect to collaborate with third parties on the development of VAX-24 and any future vaccine candidates, we must, at times, share trade secrets with them. We also conduct joint research and development that may require us to share trade secrets under the terms of our research and development partnerships or similar agreements. We seek to protect our proprietary technology in part by entering into confidentiality agreements and, if applicable, material transfer agreements, consulting agreements or other similar agreements with our advisors, employees, third-party contractors and consultants prior to beginning research or disclosing proprietary information. These agreements typically limit the rights of the third parties to use or disclose our confidential information, including our trade secrets. Despite the contractual provisions employed when working with third parties, the need to share trade secrets and other confidential information increases the risk that such trade secrets become known by our competitors, are inadvertently incorporated into the technology of others or are disclosed or used in violation of these agreements. Given that our proprietary position is based, in part, on our know-how and trade secrets, a competitor’s discovery of our trade secrets or other unauthorized use or disclosure would impair our competitive position and may have an adverse effect on our business and results of operations. Further, disputes may arise under these agreements regarding inventorship or ownership of proprietary information generated during research and development.

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

The market price of our common stock may be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. In particular, the COVID-19 pandemic has further heightened the volatility of the stock market for biopharmaceutical companies. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Annual Report on Form 10-K, these factors include:

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

Our executive officers, directors and 5% stockholders beneficially own approximately 74% of our common stock as of December 31, 2020. Accordingly, these stockholders have the ability to influence us through this ownership position and significantly affect the outcome of all matters requiring stockholder approval. For example, these stockholders may be able to significantly affect the outcome of elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

As of December 31, 2020, we had 51,071,593 shares of common stock outstanding. Substantially all of such shares are eligible for sale in the public market. In addition, upon issuance, shares of common stock subject to outstanding options under our stock option plans will become eligible for sale in the public market in the future, subject to certain legal and contractual limitations. Moreover, holders of up to an aggregate of 28,610,337 shares of our common stock have the right to require us to register these shares under the Securities Act of 1933, as amended, or the Securities Act, pursuant to an investors’ rights agreement. Sales of a substantial number of shares of our common stock in the public market, or the public’s perception that such sales could occur, could have an adverse effect on the market price of our common stock. In addition, for the three months ended December 31, 2020, the average daily trading volume for our common stock on the Nasdaq Global Select Market was 239,138 shares. As a result of the low trading volume of our common stock, the trading of relatively small quantities of shares by our stockholders could disproportionately influence the market price of our common stock in either direction. The price for our shares could, for example, decline significantly in the event that a large number of shares of our common stock are sold on the market without commensurate demand, as compared to an issuer with a higher trading volume that could better absorb those sales without an adverse impact on its stock price.

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

General Risk Factors

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

The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us or our business. We do not have control over these analysts. If securities or industry analysts do not publish research or reports about our business, the trading price for our stock would likely be negatively impacted. If one or more of the analysts who covers us downgrades our stock or publishes inaccurate or unfavorable research about our business, our stock price may decline. If one or more of these analysts ceases coverage of our company or fails to publish reports on us regularly, demand for our stock could decrease, which might cause our stock price and trading volume to decline.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarters and secondary space are located in Foster City, California, where we currently lease approximately 22,000 square feet of office and laboratory space. We use our corporate headquarters primarily for corporate, research, development, regulatory, manufacturing and quality functions. Our primary lease for this facility expires in March 2022, and our secondary space lease expires in April 2022. In January 2021, we entered into a lease agreement for our new corporate headquarters facility to be located in San Carlos, California and a license agreement for temporary lab and office space in Palo Alto, California as we move forward with our development and clinical programs. The license agreement for temporary space in Palo Alto will terminate when the San Carlos office leasehold improvements are completed and we move into our new corporate headquarters. We believe that suitable additional alternative spaces will be available in the future on commercially reasonable terms.

Item 3. Legal Proceedings.

From time to time we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. We are not presently a party to any legal proceedings that in the opinion of our management, if determined unfavorably to us, would have a material adverse effect on our business, financial condition, operating results or cash flows. Regardless of the outcome, litigation can, among other things, be time consuming and expensive to resolve and divert management resources.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information for Our Common Stock

Our common stock has been listed on the Nasdaq Global Select Market under the symbol “PCVX” since June 12, 2020. Prior to our IPO, there was no public market for our common stock.

Holders

As of March 25, 2021, there were approximately 28 holders of record our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividend Policy

We have not declared or paid any cash dividend on our common stock. We intend to retain any future earnings and do not expect to pay cash dividends in the foreseeable future. Payment of cash dividends, if any, in the future will be at the discretion of our board of directors and will depend on then-existing conditions, including our financial condition, operating results, contractual restrictions, capital requirements, business prospects and other factors our board of directors may deem relevant.

Securities Authorized for Issuance under Equity Compensation Plans

Information about our equity compensation plans is incorporated herein by reference to Item 12 of Part III of this Annual Report on Form 10-K.

Stock Performance Graph

This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act, except to the extent that we specifically incorporate this information by reference therein, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

The following stock performance graph compares our cumulative total stock return relative to the cumulative total returns of the Nasdaq Composite Index and the Nasdaq Biotechnology Index for the period from June 12, 2020 (the date our common stock commenced trading on the Nasdaq Global Select Market) through December 31, 2020. The figures below assume an investment of $100 in our common stock at the closing price of $26.15 on June 12, 2020 and in each index on the same date and the reinvestment of the full amount of all dividends into shares of common stock; however no dividends have been declared on our common stock to date. The stockholder returns shown on the graph below are based on historical results and are not indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

Unregistered Sales of Equity Securities

None.

Use of Proceeds from our Public Offering of Common Stock

In June 2020, we closed our IPO of 17,968,750 shares of our common stock, including shares issued upon the exercise in full of the underwriters’ option to purchase 2,343,750 additional shares of common stock, at a public offering price of $16.00 per share. We received gross proceeds to us of $287.5 million. All of the shares issued and sold in our IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-238630), which was declared effective by the SEC on June 11, 2020. BofA Securities, Inc., Jefferies LLC and Evercore Group L.L.C. acted as joint book-running managers for the offering. Cantor Fitzgerald & Co. and Needham & Company, LLC acted as co-managers for the offering. Shares of our common stock began trading on the Nasdaq Global Select Market on June 12, 2020 and, following the sale of all the shares upon the closing of the IPO, the offer terminated.

The net proceeds to us, after deducting underwriting discounts and commissions of $20.1 million and net offering expenses of $3.4 million were $264.0 million. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates. There has been no material change in the planned use of proceeds from our IPO from those disclosed in the prospectus for our IPO dated as of June 11, 2020 and filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act on June 15, 2020.

Issuers Purchases of Equity Securities

During the quarter ended December 31, 2020, we did not purchase any of our equity securities that are registered under Section 12 of the Exchange Act.

Item 6. Selected Financial Data.

Not Applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes and other financial information included elsewhere in this Annual Report on Form 10-K. This discussion and analysis contains forward-looking statements based upon our current beliefs, plans and expectations that involve risks, uncertainties and assumptions, such as statements regarding our plans, objectives, expectations, intentions and beliefs. Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the section titled “Risk Factors” and elsewhere in this Annual Report on Form 10-K. You should carefully read the “Risk Factors” section of this Annual Report on Form 10-K to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements. Please also see the section titled “Special Note Regarding Forward-Looking Statements.”

Overview

We are a next-generation vaccine company seeking to improve global health by developing superior and novel vaccines designed to prevent or treat some of the most common and deadly infectious diseases worldwide. Our cell-free protein synthesis platform enables us to design and produce protein carriers and antigens, the critical building blocks of vaccines, in ways that we believe conventional vaccine technologies currently cannot. Our pipeline includes pneumococcal conjugate vaccine, or PCV, candidates that we believe are among the most broad-spectrum PCV candidates currently in development, targeting the $7 billion global pneumococcal vaccine market. Our lead vaccine candidate is VAX-24, a 24-valent investigational PCV. We anticipate submitting our initial investigational new drug, or IND, application to the U.S. Food and Drug Administration, or FDA, for VAX-24 between January and June 2022 and initiating our Phase 1/2 clinical proof-of-concept study in adults thereafter. We expect to announce topline data from this study between late 2022 and early 2023. Our second PCV, known as VAX-XP, leverages our scalable and modular platform and builds on the technical proof of concept established by VAX-24 and, if approved, would expand the breadth of coverage to at least 30 strains without compromising immunogenicity due to carrier suppression. In addition to our PCV franchise, we are developing a novel conjugate vaccine candidate for Group A Strep and a novel protein vaccine candidate targeting the keystone pathogen responsible for periodontitis.

Since January 1, 2020, key developments affecting our business include the following:

•

Achieved VAX-24 manufacturing milestones. We achieved several key manufacturing milestones for VAX-24 in preparation for the anticipated IND application submission and Phase 1/2 clinical study initiation. These include completion of: the good manufacturing practice, or GMP, batches of the eCRM protein carrier; the GMP batches of the 24 pneumococcal polysaccharides; the first two stages of the GMP batches for the 24 conjugated drug substances; the drug product batches used in the good laboratory practice, or GLP, toxicology studies; and the drug product batches that will serve as the source of the lead lot stability data for the IND application.

•

Progressed and reported new data for VAX-XP program. As part of our strategy to maximize the optionality and value of our PCV franchise, we have continued to advance VAX-XP, our broader-spectrum PCV candidate designed to cover at least 30 strains. We announced new data for VAX-XP that further demonstrate the potential benefits of our scalable technology platform and the reproducibility of data with conjugates produced at larger scale. Results from a preclinical proof-of-concept study showed that in rabbit models for VAX-XP compared to more than 30 different pneumococcal serotypes, including all of those contained in Prevnar 13, the VAX-XP IgG immune responses were superior to polysaccharide-only serotypes and comparable to Prevnar 13 in the common 13 strains.

•

Advanced and published data for VAX-A1 program. We advanced VAX-A1, our novel conjugate vaccine candidate designed to prevent infections from Group A Strep, a human pathogen causing pharyngitis, or strep throat, and certain severe invasive infections such as sepsis, toxic shock syndrome and necrotizing fasciitis. Based on the progress of the program, and consistent with target timelines, we nominated the final VAX-A1 vaccine candidate in the first quarter of 2021. In January 2021, we announced the publication of preclinical data in the journal Infectious Microbes & Diseases, which showed that VAX-A1 demonstrated meaningful protection against systemic and soft tissue infection after challenge with no evidence of cross-reactivity with human tissue. Additionally, at the end of 2020, we completed the initial funding period under our agreement with CARB-X and are now in the process of submitting our proposal to CARB-X for the next funding period of the agreement.

•

Completed Initial Public Offering (IPO) and Series D financing. In June 2020, we completed our IPO of 17,968,750 shares of common stock, which included the full exercise of the underwriters’ option to purchase 2,343,750 additional shares, at a public offering price of $16.00 per share, resulting in aggregate net proceeds of $264.0 million. In March 2020, we completed our Series D convertible preferred stock financing, raising aggregate net proceeds of $109.9 million.

•

Strengthened leadership team and advisory board with key appointments. During 2020, we added several key leaders, including Andrew Guggenhime, President and Chief Financial Officer, and appointed Halley Gilbert to our board of directors, each bringing over 20 years of biotechnology leadership experience. In 2021, we added William Hausdorff, PhD to our Scientific Advisory Board. Dr. Hausdorff has worked on the development, clinical evaluation, registration, implementation and post-marketing assessment of a variety of vaccines over the past 30 years. Since 2018, Dr. Hausdorff has served as the Lead, Public Health Value Propositions for Vaccines at PATH, a global organization that works to accelerate health equity by bringing together public institutions, businesses, social enterprises, and investors to solve the world’s most pressing health challenges. Prior to joining PATH, he worked for 12 years at GlaxoSmithKline (GSK) Vaccines, eight years at Wyeth Vaccines and was previously at the Centers for Disease Control and Prevention. In his roles at GSK Vaccines and Wyeth Vaccines, he was involved in the development of Synflorix® and Prevnar 13®, respectively. Dr. Hausdorff received his PhD in Biology from The Johns Hopkins University and his BA in Biology from Carleton College.

Since our inception in November 2013, we have devoted substantially all of our resources to performing research and development, undertaking preclinical studies and enabling manufacturing activities in support of our product development efforts, acquiring and developing our technology and vaccine candidates, organizing and staffing our company, performing business planning, establishing our intellectual property portfolio and raising capital to support and expand such activities. We do not have any products approved for sale and have not generated any revenue from product sales. To date, we have financed our operations primarily with proceeds from the sales of our redeemable convertible preferred stock and our IPO. Through December 31, 2020, we have raised approximately $569.5 million in gross proceeds from the sale of our capital stock. We will continue to require additional capital to develop our vaccine candidates and fund operations for the foreseeable future. Accordingly, until such time as we can generate significant revenue from sales of our vaccine candidates, if ever, we expect to finance our cash needs through public or private equity or debt financings, third-party (including government) funding and marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches.

We have incurred net losses in each year since inception and expect to continue to incur net losses in the foreseeable future. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending in large part on the timing of our preclinical studies, clinical trials and manufacturing activities, and our expenditures on other research and development activities. Our net losses were $89.2 million and $50.3 million for the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020, we had an accumulated deficit of $198.6 million. As of December 31, 2020, we had cash and cash equivalents of $386.2 million, which we believe will be sufficient to fund our operating expenses and capital expenditure requirements through at least the completion and announcement of the topline data from our Phase 1/2 clinical proof-of-concept study of VAX-24 in adults, which we expect between late 2022 and early 2023, and to continue to advance our pipeline of other vaccine candidates.

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

Certain Significant Relationships

Sutro Biopharma

Vaxcyte was formed through its relationship with Sutro Biopharma, in 2013 by our co-founders with the goal of utilizing Sutro Biopharma’s proprietary XpressCF platform for protein synthesis in the field of vaccines addressing infectious diseases.

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

For additional details regarding our relationship with Sutro Biopharma, see Note 13, “Related Party Transactions,” to our financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

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

For additional details regarding our relationship with Lonza, see Note 5, “Commitments and Contingencies,” to our financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

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

In particular, the COVID-19 pandemic slowed raw material supply chains and travel restrictions delayed the qualification of key analytical equipment used in manufacturing and curtailed in-person CMO oversight of manufacturing, affecting our manufacturing processes. As the pandemic continues, we could see an additional impact on our ability to advance our programs, obtain supplies from our contract manufacturers or interact with regulators, ethics committees or other important agencies due to limitations in regulatory authority, employee resources or otherwise. In any event, if the COVID-19 pandemic continues and persists for an extended period of time, we could experience significant disruptions to our development timelines, which would adversely affect our business, financial condition, results of operations and growth prospects.

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

We accrue for costs related to research and development activities based on our estimates of the services received and efforts expended pursuant to quotes and contracts with vendors, including contract manufacturing organizations, or CMOs, that conduct research and development on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. There may be instances in which payments made to our vendors exceed the level of services provided and result in a prepayment of the research and development expense. Advance payments for goods and services to be used in future research and development activities are expensed when the activity has been performed or when the goods have been received. We make significant judgments and estimates in determining accrued research and development liabilities as of each reporting period based on the estimated time period over which services will be performed and the level of effort to be expended. If the actual timing of the performance of services or the level of effort varies from our estimate, we adjust the accrual or prepaid expense accordingly.

Although we do not expect our estimates to be materially different from amounts actually incurred, if our estimates of the status and timing of services performed differ from the actual status and timing of services performed, it could result in us reporting amounts that are too high or too low in any particular period.

Our clinical development costs may vary significantly based on factors such as:

•	the costs and timing of our chemistry, manufacturing and controls, or CMC, activities, including fulfilling GMP-related standards and compliance, and identifying and qualifying a second supplier;
•	the costs related to raw materials estimates from our third-party manufacturing and supply partners;
•	the cost of clinical trials of our vaccine candidates being greater than we anticipate;
•	changes in the standard of care on which a clinical development plan was based, which may require new or additional trials;
•	the number of sites included in the trials;
•	the countries in which the trials are conducted;
•	delays in adding a sufficient number of trial sites and recruiting suitable volunteers to participate in our clinical trials;
•	the number of subjects that participate in the trials;
•	the number of doses that subjects receive;
•	subjects dropping out of a study or lost in follow-up;
•	potential additional safety monitoring requested by regulatory agencies;
•	the duration of subject participation in the trials and follow-up;
•	the cost and timing of manufacturing our vaccine candidates;
•	the phase of development of our vaccine candidates; and

•	the efficacy and safety profile of our vaccine candidates.

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

Other Income (Expense), Net

Other income (expense), net includes interest expense incurred on our capital leases for lab equipment, interest income earned from our cash and cash equivalents, grant income, foreign currency transaction gains (losses) related to our Swiss Franc cash and liability balances and changes in the fair value of our redeemable convertible preferred stock tranche liability (see Note 2, “Basis of Presentation and Summary of Significant Accounting Policies,” Note 3, “Fair Value Measurements and Fair Value of Financial Instruments,” and Note 6, “Redeemable Convertible Preferred Stock,” to our financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for more detail).

Grant Income

In July 2019, CARB-X awarded us up to $1.6 million in initial funding to advance the development of a universal vaccine to prevent infections caused by Group A Strep Bacteria. In July 2020, the CARB-X agreement was amended to increase the funding percentage for reimbursable expenses during the initial funding period from 50% to 90%. As a result, the initial funding amount increased from $1.6 million to $2.7 million. Income is recognized as we incur and pay qualifying expenses over a period that ends on December 31, 2020. Qualifying expenses under this funding arrangement are recorded as a receivable when we have both incurred and paid the expenses. We recognized $2.5 million and $0.2 million in grant income for funding research and development under this award during the years ended December 31, 2020 and 2019, respectively. No grant income was recognized for the year ended December 31, 2018 because the grant was not awarded until 2019. Grant income is included as a component of Other income (expense), net in the statements of operations and comprehensive loss.

Results of Operations

Comparison of the Years Ended December 31, 2020 and 2019

The following table summarizes our results of operations for the periods presented:

	Year Ended December 31,		Change
	2020	2019	$	%
Operating expenses:
Research and development	$73,564	$45,607	$27,957	61.3%
General and administrative	16,017	8,546	7,471	87.4%
Total operating expenses	89,581	54,153	35,428	65.4%
Loss from operations	(89,581)	(54,153)	(35,428)	65.4%
Other income (expense), net:
Interest expense	(7)	(40)	33	(82.5)%
Interest income	244	632	(388)	(61.4)%
Grant income	2,478	237	2,241	*
Foreign currency transaction losses	(2,351)	(135)	(2,216)	*
Change in fair value of the redeemable convertible preferred stock tranche liability	—	3,185	(3,185)	(100.0)%
Total other income (expense), net	364	3,879	(3,515)	(90.6)%
Net loss and comprehensive loss	$(89,217)	$(50,274)	$(38,943)	77.5%

*	not meaningful

Operating Expenses

Research and Development Expenses

The following table summarizes our research and development expenses for the periods presented:

	Year Ended December 31,		Change
	2020	2019	$	%
Product and clinical development (1)	$51,072	$27,985	$23,087	82.5%
Personnel-related	9,943	5,947	3,996	67.2%
Professional and consulting services	4,184	4,669	(485)	(10.4)%
Research and development consumables	2,288	2,474	(186)	(7.5)%
Facility related and other allocated	2,957	2,422	535	22.1%
Laboratory supplies and equipment	2,032	1,174	858	73.1%
Other (2)	1,088	936	152	16.2%
Total research and development expenses	$73,564	$45,607	$27,957	61.3%

(1)	Includes expenses for third-party manufacturing and outsourced contract services, including preclinical studies and outsourced assays.
(2)	Includes travel-related expenses, warrant expense and other miscellaneous office expenses.

Research and development expenses increased by $28.0 million, or 61.3%, in 2020 compared to 2019. The increase was primarily attributable to an increase of $23.1 million in product and clinical development expenses mainly related to our lead vaccine candidate, VAX-24, driven by increases of $18.6 million in outsourced manufacturing activities and $4.5 million in outsourced research services due to the ramp-up of the eCRM and polysaccharide GMP campaigns and conjugation and drug product activities in preparation for our anticipated IND application submission between January and June 2022 and Phase 1/2 clinical study initiation thereafter. The increase in personnel-related expenses of $4.0 million was primarily related to the increase in the number of employees to support our expansion in research and development activities and higher stock-based compensation expense resulting from an increase in the number of options granted during the year and an increase in the fair value of our common stock affecting the valuation of new option grants.

General and Administrative Expenses

General and administrative expenses increased by $7.5 million, or 87.4%, in 2020 compared to 2019. The increase was mainly due to increases of $3.9 million in personnel-related costs related to higher stock-based compensation expense resulting from an increase in the number of options granted during the year and an increase in the fair value of our common stock affecting the valuation of new option grants, as well as growth in the number of employees in our general and administrative functions, $1.6 million in professional and consulting services resulting from increased legal expenses and consulting costs, and $1.7 million in other expenses primarily due to an increase in directors and officers insurance expense as a result of being a public company.

Other Income (Expense), Net

Other income (expense), net decreased by $3.5 million, or 90.6%, in 2020 compared to 2019. During 2019, we recognized a $3.2 million gain resulting from a change in the fair value of the redeemable convertible preferred stock tranche liability, which was settled in December 2019, and there was no such gain recognized during 2020. Other income (expense), net also decreased due to an increase in foreign currency losses of $2.2 million resulting from the depreciation of the U.S. Dollar against the Swiss Franc. These decreases were partially offset by an increase of $2.2 million in grant income from the CARB-X program, which commenced in July 2019.

Comparison of the Years Ended December 31, 2019 and 2018

The following table summarizes our results of operations for the periods presented:

	Year Ended December 31,		Change
	2019	2018	$	%
Operating expenses:
Research and development	$45,607	$30,145	$15,462	51.3%
General and administrative	8,546	5,388	3,158	58.6%
Total operating expenses	54,153	35,533	18,620	52.4%
Loss from operations	(54,153)	(35,533)	(18,620)	52.4%
Other income (expense), net:
Interest expense	(40)	(75)	35	(46.7)%
Interest income	632	903	(271)	(30.0)%
Grant income	237	—	237	*
Foreign currency transaction losses	(135)	42	(177)	*
Change in fair value of the redeemable convertible preferred stock tranche liability	3,185	5,178	(1,993)	(38.5)%
Total other income (expense), net	3,879	6,048	(2,169)	(35.9)%
Net loss and comprehensive loss	$(50,274)	$(29,485)	$(20,789)	70.5%

*	not meaningful

Research and Development Expenses

The following table summarizes our research and development expenses for the periods presented:

	Year Ended December 31,		Change
	2019	2018	$	%
Product and clinical development (1)	$27,985	$14,824	$13,161	88.8%
Personnel-related	5,947	5,328	619	11.6%
Professional and consulting services	4,669	3,567	1,102	30.9%
Research and development consumables	2,474	2,435	39	1.6%
Facility related and other allocated	2,422	1,962	460	23.4%
Laboratory supplies and equipment	1,174	951	223	23.4%
Other (2)	936	1,078	(142)	(13.2)%
Total research and development expenses	$45,607	$30,145	$15,462	51.3%

(1)	Includes expenses for third-party manufacturing and outsourced contract services, including preclinical studies and outsourced assays.
(2)	Includes travel-related expenses, warrant expense and other miscellaneous office expenses.

Research and development expenses increased by $15.5 million, or 51.3%, in 2019 compared to 2018. The increase was primarily attributable to an increase of $13.2 million in product and clinical development expenses mainly related to our lead vaccine candidate, VAX-24, driven by an $11.5 million increase in costs related to outsourced manufacturing activities and an $1.8 million increase in contracted research services.

General and Administrative Expenses

General and administrative expenses increased by $3.2 million, or 58.6%, in 2019 compared to 2018. The increase was primarily attributable to increases in personnel-related costs of $1.7 million due to increase in the number of employees in our general and administrative functions, employee development and stock-based compensation expenses, and audit, tax and legal fees of $1.3 million.

Other Income (Expense), Net

Other income (expense), net decreased by $2.2 million, or 35.9%, in 2019 compared to 2018. The decrease was primarily attributable to a decrease in income resulting from a change in the fair value of the redeemable convertible preferred stock tranche liabilities. In 2019, we recognized a $3.2 million gain as a result of a decrease in the fair value of the Series C preferred stock tranche liability, compared to $5.2 million in income as a result of decreases in the fair value of the Series B and Series C preferred stock tranche liabilities in 2018 of $3.8 million and $1.4 million, respectively. The decreases in fair value of the Series B and Series C preferred stock tranche liabilities were due to a reduction in their time to maturity following their respective settlements in May 2018 and December 2019.

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operations from inception through December 31, 2020. We have funded our operations to date primarily through equity financings, including our IPO that was completed in June 2020, totaling approximately $569.5 million in aggregate gross proceeds and $545.2 million net of underwriting discounts, commissions and offering expenses. As of December 31, 2020, we had $386.2 million of cash and cash equivalents and an accumulated deficit of $198.6 million.

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

We believe that our existing cash and cash equivalents as of the date of this Annual Report on Form 10-K will be sufficient to fund our operating expenses and capital expenditure requirements through at least the completion and announcement of the topline data from our Phase 1/2 clinical proof-of-concept study of VAX-24 in adults, which we expect between late 2022 and early 2023, and to continue to advance our pipeline of other vaccine candidates. However, we will need to raise additional capital prior to commencing pivotal trials for any of our vaccine candidates. Until we can generate a sufficient amount of revenue from the commercialization of our vaccine candidates or from collaboration agreements with third parties, if ever, we expect to finance our future cash needs through public or private equity or debt financings, third-party (including government) funding and marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches. The sale of equity or convertible debt securities may result in dilution to our stockholders and, in the case of preferred equity securities or convertible debt, those securities could provide for rights, preferences or privileges senior to those of our common stock. Debt financings may subject us to covenant limitations or restrictions on our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Our ability to raise additional funds may be adversely impacted by deteriorating global economic conditions and the recent disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic. There can be no assurance that we will be successful in acquiring additional funding at levels sufficient to fund our operations or on terms favorable or acceptable to us. If we are unable to obtain adequate financing when needed or on terms favorable or acceptable to us, we may be forced to delay, reduce the scope of or eliminate one or more of our research and development programs.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Net cash used in operating activities	$(46,628)	$(47,145)	$(30,466)
Net cash used in investing activities	(1,105)	(1,195)	(1,773)
Net cash provided by financing activities	374,870	41,567	62,190
Effect of exchange rate changes on cash and cash equivalents	87	(341)	—
Net increase (decrease) in cash and cash equivalents	$327,224	$(7,114)	$29,951

Cash Flows from Operating Activities

Net cash used in operating activities for the year ended December 31, 2020 was $46.6 million, which primarily resulted from a net loss of $89.2 million, partially offset by a net change in operating assets and liabilities of $35.3 million and non-cash charges of $7.3 million. The net change in operating assets and liabilities of $35.3 million was primarily due to increases in accounts payable of $26.1 million resulting from the deferral of completion payments until April 2021 in accordance with our contract with Lonza, accrued manufacturing expenses of $7.2 million related to outsourced manufacturing activities and accrued expenses of $2.2 million related primarily to increases in contract research services related to the VAX-24 program. Non-cash charges primarily consisted of $5.4 million in stock-based compensation expense, $1.4 million in depreciation and amortization and $0.3 million in asset impairment charges.

Net cash used in operating activities for the year ended December 31, 2019 was $47.1 million, which primarily resulted from a net loss of $50.3 million and net non-cash charges of $0.8 million, partially offset by a net change in operating assets and liabilities of $3.9 million. Non-cash charges primarily consisted of a $3.2 million decrease in the fair value of our redeemable convertible preferred stock tranche liabilities primarily related to a reduction in the time to maturity during the year and the settlement of the Series C tranche liability in December 2019, partially offset by $1.2 million of depreciation and amortization expense and $1.2 million of stock-based compensation expense. The net change in operating assets and liabilities of $3.9 million was primarily due increases of $4.7 million in accrued liabilities resulting primarily from our increased contract manufacturing activities in 2019 and $0.9 million in accounts payable resulting from timing of billings and payments, partially offset by a $1.1 million increase in prepaid expenses and other current assets, a $0.8 million decrease in accrued compensation due primarily to the timing of the payment of our annual performance bonuses and a $0.7 million in prepaid expenditures mainly related to contract manufacturing activities, contract research services and maintenance contracts.

Net cash used in operating activities for the year ended December 31, 2018 was $30.5 million, which primarily resulted from a net loss of $29.5 million and net non-cash charges of $2.9 million, partially offset by a net change in operating assets and liabilities of $1.9 million. Non-cash charges primarily consisted of a $5.2 million decrease in the fair value of our redeemable convertible preferred stock tranche liabilities primarily related to the settlement of the Series B tranche liability, partially offset by $1.0 million of depreciation and amortization expense, $0.7 million of stock-based compensation expense and $0.5 million of warrant expense related to the preferred stock warrant issued to Sutro Biopharma in 2018. The net change in operating assets and liabilities of $1.9 million was primarily due to a $1.7 million increase in accrued liabilities resulting primarily from our commencement of contract manufacturing activities in 2018, a $1.3 million increase in accounts payable resulting primarily from increased contract manufacturing activities and a $0.5 million increase in accrued compensation, partially offset by the payment of a legal settlement of $0.9 million and a $0.4 million increase in prepaid expenses and other current assets.

Cash Flows from Investing Activities

Cash used in investing activities for the years ended December 31, 2020, 2019 and 2018 was $1.1 million, $1.2 million and $1.8 million, respectively, which related primarily to purchases of lab equipment and leasehold improvements.

Cash Flows from Financing Activities

Cash provided by financing activities for the year ended December 31, 2020 was $374.9 million, which primarily consisted of net proceeds of $264.0 million from our IPO and $109.9 million from the issuance of our Series D redeemable convertible preferred stock.

Cash provided by financing activities for the year ended December 31, 2019 was $41.6 million, which primarily consisted of net proceeds from the issuance of the second tranche of our Series C redeemable convertible preferred stock of $42.5 million, partially offset by deferred offering costs of $1.1 million.

Cash provided by financing activities for the year ended December 31, 2018 was $62.2 million, which primarily consisted of net proceeds from the issuance of the first tranche of our Series C redeemable convertible preferred stock and the second tranche of our Series B redeemable convertible preferred stock of $42.3 million and $20.0 million, respectively.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commitments at December 31, 2020:

	Payments Due by Period
	Less			More
	than	1 - 3	3 - 5	than
	1 Year	Years	Years	5 Years	Total
	(in thousands)
Operating lease obligations(1)	$742	$190	$—	$—	$932
Total	$742	$190	$—	$—	$932

(1)

Consists of our corporate headquarters lease in Foster City, California that expires in March 2022, our second lease in Foster City, California that expires in April 2022 and a small office lease in San Diego, California that expires in April 2021.

We have certain payment obligations under various license agreements. Under these agreements, we are required to make milestone payments upon successful completion and achievement of certain intellectual property, clinical, regulatory and sales milestones. The payment obligations under the license agreements are contingent upon future events such as our achievement of specified development, clinical, regulatory and commercial milestones, and we will be required to make development milestone payments and royalty payments in connection with the sale of products developed under these agreements. As the achievement and timing of these future milestone payments are not probable or estimable, such amounts have not been included in our balance sheets as of December 31, 2020 or December 31, 2019, or in the contractual obligations table above. See Note 13, “Related Party Transactions,” to our financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

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

Legal Contingencies

From time to time, we may become involved in legal proceedings arising from the ordinary course of business. We record a liability for such matters when it is probable that future losses will be incurred and that such losses can be reasonably estimated. Significant judgment by us is required to determine both probability and the estimated amount. We do not believe that there is any litigation or asserted or unasserted claim pending that could, individually or in the aggregate, have a material adverse effect on our results of operations or financial condition.

Off-Balance Sheet Arrangements

During the periods presented we did not have, nor do we currently have, any off-balance sheet arrangements as defined in the rules and regulations of the SEC.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued expenses and stock-based compensation. We base our estimates on historical experience, known trends and events and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are described in the notes to our financial statements included elsewhere in this Annual Report on Form 10-K, we believe that the following critical accounting policies are most important to understanding and evaluating our reported financial results:

Accrued Research and Development Expenses

We have entered into various agreements with contract manufacturing organizations, or CMOs, and may enter into contracts with clinical research organizations, or CROs, in the future. As part of the process of preparing our financial statements, we are required to estimate our accrued research and development expenses as of each balance sheet date. This process involves reviewing open contracts and purchase orders, communicating with our personnel and third parties to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of the actual cost. We make estimates of our accrued research and development expenses as of each balance sheet date based on facts and circumstances known to us at that time. We periodically confirm the accuracy of our estimates with the service providers and make adjustments, if necessary. The significant estimates in our accrued research and development expenses include the costs incurred for services performed by our vendors in connection with research and development activities for which we have not yet been invoiced.

We accrue for costs related to research and development activities based on our estimates of the services received and efforts expended pursuant to quotes and contracts with vendors, including CMOs, that conduct research and development on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. There may be instances in which payments made to our vendors will exceed the level of services provided and result in a prepayment of the research and development expense. Advance payments for goods and services that will be used in future research and development activities are expensed when the activity has been performed or when the goods have been received. We make significant judgments and estimates in determining accrued research and development liabilities as of each reporting period based on the estimated time period over which services will be performed and the level of effort to be expended. If the actual timing of the performance of services or the level of effort varies from our estimate, we adjust the accrual or prepaid expense accordingly.

Although we do not expect our estimates to be materially different from amounts actually incurred, if our estimates of the status and timing of services performed differ from the actual status and timing of services performed, it could result in us reporting amounts that are too high or too low in any particular period. To date, there have been no material differences between our estimates of such expenses and the amounts actually incurred.

Stock-Based Compensation Expense

Stock-based compensation expense related to awards to employees is measured at the grant date based on the fair value of the award. The fair value of the award that is ultimately expected to vest is recognized as expense on a straight-line basis over the requisite service period, which is generally the vesting period, net of the impact of actual forfeitures recorded in the period in which they occur.

Stock-based compensation expense related to awards to non-employees is recognized based on the then-current fair value at each measurement date over the associated service period of the award, which is generally the vesting term, using the straight-line method. The fair value of non-employee stock options is estimated using the Black-Scholes valuation model with assumptions generally consistent with those used for employee stock options, with the exception of the expected term, which is the remaining contractual life at each measurement date. Refer to Notes 2 and 11 for more information on assumptions used in estimating stock-based compensation expense.

We use the Black-Scholes option-pricing model (“Black-Scholes”) as the method for determining the estimated fair value of certain financial instruments, which requires the input of the following assumptions:

Fair Value of Common Stock

The fair value of our common stock is determined by the Board of Directors with assistance from management and external appraisers. Management’s approach to estimate the fair value of our common stock is consistent with the methods outlined in the American Institute of Certified Public Accountants’ Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation (the “Practice Aid”), considering a number of objective and subjective factors including: valuations of our common stock performed with the assistance of independent third-party valuation specialists; our stage of development and business strategy, including the status of research and development efforts of our vaccine candidates, and the material risks related to our business and industry; our results of operations and financial position, including our levels of available capital resources; the valuation of publicly traded companies in the life sciences and biotechnology sectors, as well as recently completed mergers and acquisitions of peer companies; the lack of marketability of our common stock; the prices of our redeemable convertible preferred stock sold to investors in arm’s length transactions and the rights, preferences, and privileges of our redeemable convertible preferred stock relative to those of our common stock; the likelihood of achieving a liquidity event for the holders of our common and redeemable convertible preferred stock, such as an initial public offering or a sale, given prevailing market conditions; trends and developments in our industry; and external market conditions affecting the life sciences and biotechnology industry sectors. The fair values of the common stock were approved by the Board of Directors until our common stock started listing on the Nasdaq Global Select Market upon our IPO.

The valuation assumptions were determined as follows:

Expected Term

Expected term represents the period that our stock-based awards are expected to be outstanding. The expected term for employee stock options is calculated using the simplified method where there is insufficient historical data about exercise patterns and post-vesting employment termination behavior. The simplified method is based on the vesting period and the contractual term for each grant, or for each vesting-tranche for awards with graded vesting. The mid-point between the vesting date and the maximum contractual expiration date is used as the expected term under this method. For awards with multiple vesting-tranches, the time from grant until the mid-points for each of the tranches may be averaged to provide an overall expected term. The expected term for non-employee stock options is the remaining contractual term.

Expected Volatility

Expected volatility is estimated from the average historical volatilities of publicly traded companies within the life sciences industry that are considered to be comparable to our business over a period approximately equal to the expected term for employees’ options and the remaining contractual life for non-employees’ options. We will continue to apply this process until a sufficient amount of historical information regarding the volatility of our own stock price becomes available.

Expected Dividend

We have not paid and do not anticipate paying any dividends in the near future. Accordingly, we have estimated the dividend yield to be zero.

Risk-Free Interest Rate

The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant for zero-coupon notes with remaining terms corresponding with the expected term of the option.

Emerging Growth Company Status

We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act, or the JOBS Act. Under the JOBS Act, emerging growth companies can delay the adoption of new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. Other exemptions and reduced reporting requirements under the JOBS Act for emerging growth companies include presentation of only two years of audited financial statements in a registration statement for an initial public offering, an exemption from the requirement to provide an auditor’s report on internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, as amended, an exemption from any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation and less extensive disclosure about our executive compensation arrangements. We have elected to use the extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that (i) we are no longer an emerging growth company or (ii) we affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. However, as described in Note 3 to our financial statements included elsewhere in this Annual Report on Form 10-K, we early adopted certain accounting standards, as the JOBS Act does not preclude an emerging growth company from adopting a new or revised accounting standard earlier than the time that such standard applies to private companies to the extent early adoption is permitted. As a result, our financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.

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

Recently Adopted Accounting Pronouncements

See Note 2, “Basis of Presentation and Summary of Significant Accounting Policies,” to our financial statements for additional information.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Our cash and cash equivalents as of December 31, 2020 and December 31, 2019 consisted of readily available checking and money market funds. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the nature of the instruments in our portfolio, a sudden change in market interest rates would not be expected to have a material impact on our financial condition or results of operations. We believe that our exposure to interest rate risks is not significant and that a hypothetical 10% movement in market interest rates would not have a significant impact on the total value of our portfolio or our interest income. In addition, we do not believe that our cash and cash equivalents have significant risk of default or illiquidity.

Foreign Currency Risk

We are exposed to market risk related to changes in foreign currency exchange rates, mainly relating to our contract with Lonza, our contract manufacturing organization in Switzerland. We have also entered into a limited number of contracts with other parties with payments denominated in foreign currencies. Payments under these contracts are made in foreign currencies and are subject to fluctuations in foreign currency rates. We do not currently have a formal program in place to hedge foreign currency risks. However, from time to time, we buy Swiss Francs, or CHF, which is the majority of our foreign currency exposure, at market and are holding CHF in our bank accounts. As of December 31, 2020, we had approximately $4.3 million of CHF held at one financial institution and as of December 31, 2019, a total of $10.3 million of CHF held at two financial institutions. As of December 31, 2020 and December 31, 2019, we had foreign currency denominated accounts payable and accrued expenses of $41.2 million and $7.1 million, respectively. To date, foreign currency transaction gains and losses have not been material to our financial statements. The following table shows the impact of a hypothetical 10% increase or decrease in current exchange rates on our net assets as of December 31, 2020 and our net loss for the three months ended December 31, 2020:

	Impact on Net Assets as of December 31, 2020	Impact on Net Loss for Three Months Ended December 31, 2020
	(in thousands)
Hypothetical Change in Currency Exchange Rates
10% increase	$(3,684)	$(5,123)
10% decrease	$3,684	$1,910

As our foreign currency risk increases in the future, we will evaluate alternative strategies, including hedging, to mitigate our foreign currency exposure.

Effects of Inflation

Inflation generally affects us by increasing our cost of labor and research and development contract costs. We do not believe inflation had a material effect on our results of operations during the periods presented.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the stockholders and the Board of Directors of Vaxcyte, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Vaxcyte, Inc. (the "Company") as of December 31, 2020 and 2019, the related statements of operations and comprehensive loss, redeemable convertible preferred stock and stockholders' equity (deficit), and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

San Francisco, California

March 29, 2021

We have served as the Company’s auditor since 2017.

VAXCYTE, INC.

Balance Sheets

(in thousands, except share and per share data)

	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$386,200	$58,976
Prepaid expenses and other current assets	2,804	2,747
Total current assets	389,004	61,723
Property and equipment, net	3,272	3,391
Other assets	550	584
Total assets	$392,826	$65,698

Liabilities, Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable	$29,785	$3,376
Accrued compensation	284	414
Accrued manufacturing expenses	13,012	5,777
Accrued expenses (including related party accrual of $677 and $15 as of December 31, 2020 and December 31, 2019, respectively)	3,766	1,305
Deferred rent — current portion	14	19
Lease liability — current portion	—	161
Total current liabilities	46,861	11,052
Deferred rent — long-term portion	10	17
Redeemable convertible preferred stock warrant liability	—	450
Other liabilities	112	242
Total liabilities	46,983	11,761
Commitments and contingencies (Note 5)
Redeemable Convertible Preferred Stock
Series A redeemable convertible preferred stock, $0.001 par value; no and 10,502,804 shares authorized at December 31, 2020 and December 31, 2019, respectively; no and 6,225,719 shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively; liquidation value of $0 and $26,887 at December 31, 2020 and December 31, 2019, respectively	—	24,967
Series B redeemable convertible preferred stock, $0.001 par value; no and 11,449,515 shares authorized at December 31, 2020 and December 31, 2019, respectively; no and 6,786,896 shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively; liquidation value of $0 and $60,150 at December 31, 2020 and December 31, 2019, respectively	—	55,151
Series C redeemable convertible preferred stock, $0.001 par value; no and 14,010,043 shares authorized at December 31, 2020 and December 31, 2019, respectively; no and 7,377,480 shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively; liquidation value of $0 and $85,000 at December 31, 2020 and December 31, 2019, respectively	—	80,192
Stockholders' Equity (Deficit)
Preferred stock, $0.001 par value — 10,000,000 and no shares authorized at December 31, 2020 and December 31, 2019, respectively; no shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively	—	—
Common stock, $0.001 par value — 500,000,000 and 52,000,000 shares authorized at December 31, 2020 and December 31, 2019, respectively; 51,071,593 and 4,059,909 shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively	54	7
Additional paid-in capital	544,353	2,967
Accumulated deficit	(198,564)	(109,347)
Total stockholders' equity (deficit)	345,843	(106,373)
Total liabilities, redeemable convertible preferred stock and stockholders' equity (deficit)	$392,826	$65,698

The accompanying notes are an integral part of these financial statements.

VAXCYTE, INC.

Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Year Ended December 31,
	2020	2019	2018
Operating expenses:
Research and development (including related party expenses of $1,331, $1,137 and $1,878 in 2020, 2019 and 2018, respectively)	$73,564	$45,607	$30,145
General and administrative	16,017	8,546	5,388
Total operating expenses	89,581	54,153	35,533
Loss from operations	(89,581)	(54,153)	(35,533)
Other income (expense), net:
Interest expense	(7)	(40)	(75)
Interest income	244	632	903
Grant income	2,478	237	—
Foreign currency transaction losses	(2,351)	(135)	42
Change in fair value of the redeemable convertible preferred stock tranche liability	—	3,185	5,178
Total other income (expense), net	364	3,879	6,048
Net loss and comprehensive loss	$(89,217)	$(50,274)	$(29,485)
Net loss per share, basic and diluted	$(3.02)	$(13.25)	$(8.12)
Weighted-average shares outstanding, basic and diluted	29,545,810	3,795,090	3,629,896

The accompanying notes are an integral part of these financial statements.

VAXCYTE, INC.

Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share data)

	Series A		Series B		Series C		Series D						Total
	Redeemable Convertible		Redeemable Convertible		Redeemable Convertible		Redeemable Convertible				Additional		Stockholders’
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance — December 31, 2017	6,225,719	$24,967	4,524,600	$35,101	—	$—	—	$—	3,671,235	$6	$452	$(29,588)	$(29,130)
Issuance of Series C redeemable convertible preferred stock, net of issuance costs of $206 and fair value of redeemable convertible preferred stock tranche liability of $4,602	—	—	—	—	3,688,740	37,692	—	—	—	—	—	—	—
Issuance of Series B redeemable convertible preferred stock, net of issuance costs of $229	—	—	2,262,296	20,050	—	—	—	—	—	—	—	—	—
Exercise of stock options									17,336	—	5	—	5
Issuance of common stock related to early exercised stock options	—	—	—	—	—	—	—	—	68,832	—	—	—	—
Vesting of early exercised stock options	—	—	—	—	—	—	—	—	—	—	133	—	133
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	749	—	749
Net loss	—	—	—	—	—	—	—	—	—	—	—	(29,485)	(29,485)
Balance — December 31, 2018	6,225,719	24,967	6,786,896	55,151	3,688,740	37,692	—	—	3,757,403	6	1,339	(59,073)	(57,728)
Issuance of Series C redeemable convertible preferred stock, net of issuance costs of $0	—	—	—	—	3,688,740	42,500	—	—	—	—	—	—	—
Exercise of stock options	—	—	—	—	—	—	—	—	243,230	1	321	—	322
Issuance of common stock related to early exercised stock options	—	—	—	—	—	—	—	—	59,276	—	—	—	—
Vesting of early exercised stock options	—	—	—	—	—	—	—	—	—	—	122	—	122
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	1,185	—	1,185
Net loss	—	—	—	—	—	—	—	—	—	—	—	(50,274)	(50,274)
Balance — December 31, 2019	6,225,719	$24,967	6,786,896	$55,151	7,377,480	$80,192	—	$—	4,059,909	$7	$2,967	$(109,347)	$(106,373)
Issuance of Series D redeemable convertible preferred stock, net of issuance costs of $121	—	—	—	—	—	—	8,220,242	$109,879	—	—	—	—	—
Conversion of preferred stock	(6,225,719)	(24,967)	(6,786,896)	(55,151)	(7,377,480)	(80,192)	(8,220,242)	(109,879)	28,610,337	29	270,161		270,190
Conversion of common stock warrant	—	—	—	—	—	—	—	—	30,278	—	—	—	—
Conversion of preferred stock warrant	—	—	—	—	—	—	—	—	16,591	—	—	—	—
Warrant liability write-off	—	—	—	—	—	—	—	—	—	—	629	—	629
Issuance of common stock upon initial public offering, net of issuance costs of $3,368	—	—	—	—	—	—	—	—	17,968,750	18	263,989	—	264,007
Exercise of stock options	—	—	—	—	—	—	—	—	343,444	—	635	—	635
Issuance of common stock related to early exercised stock options	—	—	—	—	—	—	—	—	14,819	—	—	—	—
Issuance of common stock under Employee Stock Purchase Plan	—	—	—	—	—	—	—	—	27,465	—	374		374
Vesting of early exercised stock options	—	—	—	—	—	—	—	—	—	—	164	—	164
Issuance of preferred stock	—	—	—	—	—	—	—	—	—	—		—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	5,434	—	5,434
Net loss	—	—	—	—	—	—	—	—	—	—	—	(89,217)	(89,217)
Balance — December 31, 2020	—	$—	—	$—	—	$—	—	$—	51,071,593	$54	$544,353	$(198,564)	$345,843

The accompanying notes are an integral part of these financial statements.

VAXCYTE, INC.

Statements of Cash Flows

(in thousands)

(unaudited)

	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net loss	$(89,217)	$(50,274)	$(29,485)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,405	1,232	1,037
Stock-based compensation expense	5,434	1,185	749
Expense on issuance of redeemable convertible preferred stock warrant	—	—	465
Change in fair value of redeemable convertible preferred stock warrant	179	(12)	(3)
Change in fair value of redeemable convertible preferred stock tranche liabilities	—	(3,185)	(5,178)
Loss on disposal of assets	34	1	54
Asset impairment charges	267	—	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(58)	(1,070)	(378)
Other assets	(75)	120	(412)
Accounts payable	26,102	868	1,266
Accrued compensation	(130)	(775)	541
Accrued manufacturing expenses	7,235	3,970	1,646
Accrued expenses	2,207	718	73
Accrued legal settlement	—	—	(850)
Deferred rent and other long-term liabilities	(11)	77	9
Net cash used in operating activities	(46,628)	(47,145)	(30,466)
Cash flows from investing activities:
Purchases of property and equipment	(1,155)	(1,195)	(1,774)
Proceeds from sale of property and equipment	50	—	1
Net cash used in investing activities	(1,105)	(1,195)	(1,773)
Cash flows from financing activities:
Payments of capital lease obligations	(61)	(278)	(283)
Proceeds from initial public offering, net of underwriters' commissions and discounts	267,375	—	—
Payment of issuance costs for initial public offering	(3,368)	—	—
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	109,879	42,500	62,345
Proceeds from exercise of common stock options	635	322	5
Proceeds from issuance of common stock related to early exercised stock options	36	120	123
Proceeds from issuance of common stock under the Employee Stock Purchase Plan	374	—	—
Payments of deferred offering costs	—	(1,097)	—
Net cash provided by financing activities	374,870	41,567	62,190
Effect of exchange rate changes on cash and cash equivalents	87	(341)	—
Net increase (decrease) in cash and cash equivalents	327,224	(7,114)	29,951
Cash and cash equivalents, beginning of period	58,976	66,090	36,139
Cash and cash equivalents, end of period	$386,200	$58,976	$66,090
Supplemental disclosure of cash flow information:
Cash paid for interest	$7	$40	$75
Supplemental disclosures of non-cash investing and financing activities:
Purchases of property and equipment recorded in accounts payable and accrued expenses	$494	$21	$3
Conversion of convertible preferred stock into common stock	$270,190	$—	$—
Deferred offering costs included in accounts payable and accrued expenses	$134	$33	$—

The accompanying notes are an integral part of these unaudited financial statements.

VAXCYTE, INC.

Notes to Financial Statements

1. Company Organization and Nature of Business

Vaxcyte, Inc. (“we”, “us”, “the Company”, or “Vaxcyte”), headquartered in Foster City, California, was incorporated in the state of Delaware on November 27, 2013 as SutroVax, Inc. and we changed our name to Vaxcyte, Inc. in May 2020. We are a next-generation vaccine company seeking to improve global health by developing superior and novel vaccines designed to prevent or treat some of the most common and deadly infectious diseases worldwide. Our cell-free protein synthesis platform enables us to design and produce protein carriers and antigens, the critical building blocks of vaccines, in ways that we believe conventional vaccine technologies currently cannot. Our pipeline includes pneumococcal conjugate vaccine (“PCV”) candidates that we believe are among the most broad-spectrum PCV candidates currently in development, targeting the $7 billion global pneumococcal vaccine market. Our lead vaccine candidate, VAX-24, is a 24-valent investigational PCV. We anticipate submitting our initial investigational new drug (“IND”) application to the U.S. Food and Drug Administration (“FDA”) for VAX-24 between January and June 2022 and initiating our Phase 1/2 clinical proof-of-concept study in adults thereafter. We expect to announce topline data from this study between late 2022 and early 2023. Our second PCV candidate, VAX-XP, leverages our scalable and modular platform and builds on the technical proof of concept established by VAX-24 and is designed to expand the breadth of coverage to at least 30 strains without compromising immunogenicity due to carrier suppression. In addition to our PCV franchise, our pipeline includes a novel conjugate vaccine candidate for Group A Strep, a novel protein vaccine candidate targeting the keystone pathogen responsible for periodontitis and other discovery-stage programs. Our primary activities since incorporation have been to perform research and development, undertake preclinical studies and enable manufacturing activities in support of our product development efforts, organize and staff the Company, plan for the business and establish our intellectual property portfolio, and raise capital to support and expand such activities.

Reverse Stock Split

On June 5, 2020, we filed a certificate of amendment to our amended and restated certificate of incorporation to effect a one-for-1.6870 reverse stock split of our issued and outstanding common stock, preferred stock, stock options and warrants effective on June 5, 2020. Accordingly, all share and per share amounts for all periods presented in the financial statements and notes thereto have been retroactively adjusted.

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

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding annual reporting. Certain changes in presentation were made in these financial statements as of and for the years ended December 31, 2018 and 2019 to conform to the presentation as of and for the year ended December 31, 2020.

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

Concentration of Credit Risk and Other Risks and Uncertainties

Financial instruments that potentially subject us to a concentration of credit risk consist primarily of cash and cash equivalents. We invested in money market funds as of December 31, 2020. We maintain bank deposits in federally insured financial institutions and these deposits may exceed federally insured limits. We are exposed to credit risk in the event of a default by the financial institutions holding our cash and cash equivalents. We have not experienced any losses on our deposits of cash and cash equivalents.

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

Our future results of operations involve a number of other risks and uncertainties. Factors that could affect our future operating results and cause actual results to vary materially from expectations include, but are not limited to: our early stages of clinical vaccine development; our ability to advance vaccine candidates into, and successfully complete, clinical trials on the timelines we project; our ability to adequately demonstrate sufficient safety and efficacy of our vaccine candidates; our ability to enroll subjects in our ongoing and future clinical trials; our ability to successfully manufacture and supply our vaccine candidates for clinical trials; our ability to obtain additional capital to finance our operations; our ability to obtain, maintain and protect our intellectual property rights; developments relating to our competitors and our industry, including competing vaccine candidates; general and market conditions; and other risks and uncertainties, including those more fully described in the “Risk Factors” section of this Annual Report on Form 10-K.

Segment and Geographical Information

We operate and manage our business as one reportable and operating segment. Our chief executive officer, who is the chief operating decision maker, reviews financial information on an aggregate basis for purposes of allocating resources and evaluating financial performance. All of our long-lived assets are based in the United States. Long-lived assets are comprised of property and equipment.

Cash and Cash Equivalents

We consider all highly liquid investments purchased with a maturity of three months or less at the date of purchase to be cash equivalents. As of December 31, 2020 and 2019, cash and cash equivalents consisted of cash and investments in short-term money market funds. Interest income reflected in the statements of operations consists primarily of interest received on the money market funds.

Deferred Offering Costs

Deferred offering costs consist of fees and expenses incurred in connection with the sale of our common stock in equity transactions, including legal, accounting, printing and other issuance-related costs. Prior to the completion of equity transactions, deferred offering costs were included in Other assets on the balance sheet. In connection with and as of the closing of equity transactions, these costs would be reclassified to Additional paid-in capital, representing a reduction to the gross proceeds. As of December 31, 2020, $3.4 million of IPO-related costs are included in the Additional paid-in capital line item on the balance sheet. As of December 31, 2020 and 2019, $0.1 million and $1.1 million of deferred offering costs, respectively, were included in Other assets on the balance sheet.

Property and Equipment, Net

Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally three to five years. Leasehold improvements are amortized over the shorter of the expected life or lease term. Repairs and maintenance expenditures, which are not considered improvements and do not extend the useful life of property and equipment, are expensed as incurred. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation and amortization are removed from the balance sheet and the resulting gain or loss is reflected in the statements of operations and comprehensive loss in the period realized.

Impairment of Long-Lived Assets

We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparing the carrying amount to the future undiscounted net cash flows which the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the projected discounted future net cash flows generated by the assets. There were $0.3 million of impairments of long-lived assets during the year ended December 31, 2020 and no impairments of long-lived assets in either the year ended December 31, 2019 or 2018.

Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. The carrying amounts of our financial instruments, including cash and cash equivalents, prepaid and other current assets, accounts payable, accrued expenses, and other liabilities, approximate fair value due to their short-term maturities. Prior to their automatic conversion upon our IPO in June 2020, the redeemable convertible preferred stock tranche liability and redeemable convertible preferred stock warrant were carried at fair value (see Note 3).

Research and Development

Research and development costs are expensed as incurred. Research and development costs include salaries, stock-based compensation, and benefits for employees performing research and development activities, an allocation of facility and overhead expenses, expenses incurred under agreements with consultants, CMO, contract research organizations (“CROs”) and investigative sites that conduct preclinical studies, other supplies and costs associated with product development efforts, preclinical activities and regulatory operations.

Accrued Research and Development

We have entered into various agreements with CROs and CMOs. Our research and development accruals are estimated based on the level of services performed, progress of the studies, including the phase or completion of events, and contracted costs. The estimated costs of research and development services provided, but not yet invoiced, are included in accrued expenses on the balance sheet. If the actual timing of the performance of services or the level of effort varies from the original estimates, we will adjust the accrual accordingly. Payments made to CROs or CMOs under these arrangements in advance of the performance of the related services are recorded as prepaid expenses and other current assets until the services are rendered. To date, there have been no material differences between our estimates of such expenses and the amounts actually incurred.

Income Taxes

We account for income taxes using the asset and liability method. We recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

In evaluating the ability to recover our deferred income tax assets, we consider all available positive and negative evidence, including our operating results, ongoing tax planning and forecasts of future taxable income on a jurisdiction-by-jurisdiction basis. In the event we determine that we would be able to realize our deferred income tax assets in the future in excess of their net recorded amount, we would make an adjustment to the valuation allowance that would reduce the provision for income taxes. Conversely, in the event that all or part of the net deferred tax assets are determined not to be realizable in the future, an adjustment to the valuation allowance would be charged to earnings in the period when such determination is made. As of December 31, 2020 and 2019, we have recorded a full valuation allowance on our deferred tax assets.

Tax benefits related to uncertain tax positions are recognized when it is more likely than not that a tax position will be sustained during an audit. Interest and penalties related to unrecognized tax benefits are included within the provision for income tax.

Stock-Based Compensation Expense

For options granted to employees, non-employees, and directors, stock-based compensation is measured at grant date based on the fair value of the award. We determine the grant-date fair value of the options using the Black-Scholes option-pricing model. The grant-date fair value of awards is amortized over the employees’ requisite service period or the non-employees’ vesting period as the goods are received or services rendered. Forfeitures are accounted for as they occur. Additionally, our 2020 Employee Stock Purchase Plan is deemed to be a compensatory plan and is therefore included in stock-based compensation expense.

Comprehensive Loss

Comprehensive loss includes all changes in equity (net assets) during a period from non-owner sources. There have been no items qualifying as other comprehensive income or loss, and as such, comprehensive loss was the same as net loss for the periods presented.

Foreign Currency Transactions

Transactions denominated in foreign currencies are initially measured in U.S. dollars using the exchange rate on the date of the transaction. Foreign currency denominated monetary assets and liabilities are subsequently re-measured at the end of each reporting period using the exchange rate at that date, with the corresponding foreign currency transaction gain or loss recorded in the statements of operations and comprehensive loss and statements of cash flows. Nonmonetary assets and liabilities are not subsequently re-measured.

Net Loss Per Share

Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common stock outstanding during the period, without consideration of potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common stock and potentially dilutive securities outstanding for the period. For purposes of the diluted net loss per share calculation, redeemable convertible preferred stock, redeemable convertible preferred stock warrant, common stock subject to repurchase, and stock options are considered to be potentially dilutive securities.

Basic and diluted net loss attributable to common stockholders per share is presented in conformity with the two-class method required for participating securities as the redeemable convertible preferred stock is considered a participating security. Our participating securities do not have a contractual obligation to share in our losses. As such, the net loss was attributed entirely to common stockholders. Because we have reported a net loss for all periods presented, diluted net loss per common share is the same as basic net loss per common share for those periods.

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

Recently Issued Accounting Pronouncements—Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 was subsequently amended by ASU 2018-01, ASU 2018-10, ASU 2018-11, ASU 2018-20, ASU 2019-01, ASU 2019-10 and ASU 2020-05, which the FASB issued in January 2018, July 2018, July 2018, December 2018, March 2019, November 2019 and June 2020, respectively (collectively, the “ASC 842”). ASC 842 requires lessees to recognize leases on the balance sheet and disclose key information about leasing arrangements. The new standard establishes a right-of-use (“ROU”) model that requires a lessee to recognize a ROU asset and a lease liability on the balance sheet for all leases with a term longer than 12 months. Under ASC 842, leases will be classified as either finance leases or operating leases, with classification affecting the pattern and classification of expense recognition in the income statement.

The new standard is effective for us on January 1, 2022, with early adoption permitted. We early adopted the new standard effective January 1, 2021 using the modified retrospective transition approach. We have completed a substantial portion of our evaluation of the effect of adopting ASC 842 on our financial statements. Upon adoption on January 1, 2021, we expect to recognize right-of-use assets and lease liabilities totaling approximately $1.0 million and $1.0 million, respectively, to reflect the present value of remaining lease payments under existing lease arrangements. The difference between the leased assets and lease liabilities represents the existing deferred rent liabilities balance, resulting from historical straight-lining of operating leases, which will be effectively reclassified upon adoption to reduce the measurement of the leased assets. The balance of our deferred rent liabilities to be reclassified to reduce the ROU assets upon adoption is immaterial. While the recognition of the lease assets and liabilities will impact the balance sheet, we do not expect a material impact on our statement of operations and comprehensive loss or cash flows. We will apply the modified retrospective transition approach and will not recast prior periods. Although we are applying this approach, we do not expect to record a cumulative effect adjustment to the opening balance of retained earnings upon adoption. As permitted by the standard, we will elect the transition practical expedient package, which among other things, allows the carryforward of historical lease classifications.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740). The amendments in ASU 2019-12 simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify U.S. GAAP or other areas of Topic 740 by clarifying and amending existing guidance. The new standard is effective for us on January 1, 2021 and for interim periods within 2021. We do not expect adoption of ASU 2019-12 will have a material impact on our financial statements.

3. Fair Value Measurements and Fair Value of Financial Instruments

Assets and liabilities recorded at fair value on a recurring basis in the balance sheets, as well as assets and liabilities measured at fair value on a non-recurring basis or disclosed at fair value, are categorized based upon the level of judgment associated with inputs used to measure their fair values. The accounting guidance for fair value provides a framework for measuring fair value and requires certain disclosures about how fair value is determined. Fair value is defined as the price that would be received upon the sale of an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date. The accounting guidance also establishes a three-level valuation hierarchy that prioritizes the inputs to valuation techniques used to measure fair value based upon whether such inputs are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions made by the reporting entity. The three-level hierarchy for the inputs to valuation techniques is briefly summarized as follows:

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

Level 1 securities consist of highly liquid money market funds for which the carrying amounts approximate their fair values due to their short maturities. Level 3 liabilities that are measured at fair value on a recurring basis include the redeemable convertible preferred stock warrant. The redeemable convertible preferred stock warrant was measured using an option pricing method by estimating the value using the Black-Scholes model. The inputs used in the Black-Scholes model included the value of the redeemable convertible preferred stock, the risk-free interest rate, the expected term of the instrument and the expected volatility. There was no outstanding redeemable convertible preferred stock warrant as of December 31, 2020. Below are inputs used for the Level 3 liability as of December 31, 2019:

December 31, 2019
Redeemable Convertible Preferred Stock Warrant
Value of Series C Redeemable Preferred Stock Per Share	$6.82
Risk-Free Rate	1.90%
Volatility	73.5%
Term in Years	8.42

During the periods presented, we have not changed the manner in which we value liabilities that are measured at estimated fair value using Level 3 inputs. There were no transfers within the hierarchy during the years ended December 31, 2020, 2019 or 2018.

The following tables set forth our financial instruments measured at fair value on a recurring basis by level within the fair value hierarchy at December 31, 2020 and December 31, 2019:

	December 31, 2020
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Money market funds (1)	$381,412	$381,412	$—	$—

	December 31, 2019
	Total Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Money market funds (1)	$48,168	$48,168	$—	$—
Liabilities:
Redeemable convertible preferred stock warrant liability	$450	$—	$—	$450

(1)	Included within cash and cash equivalents on the balance sheet.

The following table provides a summary of changes in the estimated fair value of our Level 3 financial instrument, which was written off upon our IPO in June 2020. No new warrant liabilities were issued in the year ended December 31, 2020:

Warrant Liability
(in thousands)
Balance — December 31, 2019	$450
Change in fair value	179
Balance — March 31, 2020	629
Warrant liability write-off upon IPO	(629)
Balance — June 30, 2020	$—

4. Balance Sheet Details

Property and Equipment, Net

Property and equipment, net as of December 31, 2020 and 2019 consisted of the following:

	December 31,
	2020	2019
	(in thousands)
Furniture and equipment	$397	$397
Computers and computer software	111	146
Lab equipment	4,739	3,260
Leasehold improvements	1,903	1,884
Capital leases — lab equipment	—	686
Construction in Progress	219	—
Total property and equipment	7,369	6,373
Less: accumulated depreciation and amortization	(4,097)	(2,982)
Property and equipment, net	$3,272	$3,391

Depreciation and amortization expense for years ended December 31, 2020, 2019 and 2018 was $1.4 million, $1.2 million and $1.0 million respectively, of which $0, $0.2 million and $0.3 million related to capital lease amortization expense for the years ended December 31, 2020, 2019 and 2018, respectively.

Accrued Expenses

Accrued expenses as of December 31, 2020 and 2019 consisted of the following:

	December 31,
	2020	2019
	(in thousands)
Preclinical studies	$2,844	$844
Professional fees	490	397
Other accrued expenses	432	64
Total	$3,766	$1,305

5. Commitments and Contingencies

Equipment Leases

We entered into several capital lease obligations for lab equipment during 2016 and 2017. The terms of the leases were 36 months with interest rates ranging from 6.9% to 15.0%. Interest expense for the years ended December 31, 2020, 2019 and 2018 was immaterial.

The present value of the annual rental payments, including guaranteed residual value, was equal to 90% of the fair market value of the assets at the lease inception dates. The underlying assets and related amortization were included in the appropriate fixed asset category and related depreciation account, respectively.

In October 2019 and March 2020, we entered into lease buyout agreements for two pieces of lab equipment. The remaining balances of the capital lease assets for these two pieces of equipment were transferred from Capital leases — lab equipment to Lab equipment at the time of the lease buyouts (See Note 4, “Property and Equipment, Net”). The remaining capital leases had bargain purchase options and we purchased the equipment related to these leases in June 2019 and March 2020 when the leases ended. As of December 31, 2020, there was no remaining balance of lease liability on the balance sheet and there were no future minimum payments required under capital leases.

Property and equipment, net at December 31, 2019 included the following amounts for leases that had been capitalized:

	Useful Life (Years)	December 31, 2019
		(in thousands)
Capital lease equipment	3 - 5	$686
Less: accumulated amortization		(471)
		$215

Facility Leases

In July 2016, we entered into a five-year lease agreement for our headquarters facility located in Foster City, California (the “Headquarter Facility”). The original term of the lease was from September 1, 2016 to August 31, 2021, with two 30-month renewal options. In July 2019, we leased another facility in Foster City, California (the “Other Foster City Facility”) as a result of growth in personnel. The original term of this lease began on July 1, 2019 and ends on October 31, 2021, with no renewal options. In November 2020, we extended the term of the lease for both the Headquarter Facility and the Other Foster City Facility for six months to March 1, 2022 and April 30, 2022, respectively. Both of the Foster City lease agreements provide for escalations of rent payments each year. We record rent expense for these two leases on a straight-line basis over the terms of the leases and deferred rent based on the difference between rent expenses and cash rental payments. In addition to payment of base rent, we are also required to pay property taxes, insurance and common area expenses for both of the Foster City leases. We also lease an office in San Diego, California with a lease term ending on April 30, 2021. In addition to payment of base rent for the San Diego office lease, we are also required to pay common area expenses. Rent is payable monthly for all facility leases.

Future minimum payments required under operating leases as of December 31, 2020 are as follows:

(in thousands)
Years ending December 31,
2021	$742
2022	190
Total future minimum payments	$932

        Rent expense recognized under the leases was $0.7 million, $0.6 million and $0.4 million for the years ended December 31, 2020, 2019 and 2018, respectively.

In January 2021, we entered into a lease agreement for our new corporate headquarters facility to be located in San Carlos, California and a license agreement for temporary lab and office space in Palo Alto, California as we move forward with our development and clinical programs. The lease term commenced on January 22, 2021 (the “Lease Commencement Date”) and will expire 48 months from the first day of the first full month following the Rent Commencement Date (the “Base Term”). The “Rent Commencement Date” is the earlier to occur of (i) the date that is 12 months after the Lease Commencement Date, or (ii) the date that the tenant improvements are substantially completed. We have two 60-month renewal options after the Base Term expires. The license agreement for temporary space in Palo Alto will terminate when the San Carlos office leasehold improvements are completed and we move into our new corporate headquarters. The total lease payments over the lease term of both our new corporate headquarters and temporary office space in Palo Alto are expected to amount to approximately $38.2 million, which includes the lease payments, fixed operating expenses and estimated repayments of tenant improvement allowance. Upon lease commencement, we expect to recognize right-of-use lease assets and corresponding lease liabilities in accordance with ASC 842.

Legal Contingencies

From time to time, we may become involved in legal proceedings arising from the ordinary course of business. We record a liability for such matters when it is probable that future losses will be incurred and that such losses can be reasonably estimated. Significant judgment by us is required to determine both probability and the estimated amount. We do not believe that there is any litigation or asserted or unasserted claim pending that could, individually or in the aggregate, have a material adverse effect on our results of operations or financial condition.

Guarantees and Indemnifications

In the normal course of business, we enter into agreements that contain a variety of representations and provide for general indemnification. Our exposure under these agreements is unknown because it involves claims that may be made against us in the future. To date, we have not paid any claims or been required to defend any action related to our indemnification obligations. As of December 31, 2020, we did not have any material indemnification claims that were probable or reasonably possible and consequently have not recorded related liabilities.

Indemnification

To the extent permitted under Delaware law, we have agreed to indemnify our directors and officers for certain events or occurrences while the director or officer is, or was, serving at our request in such capacity. The indemnification period covers all pertinent events and occurrences during the director’s or officer’s service. The maximum potential amount of future payments we could be required to make under these indemnification agreements is not specified in the agreements; however, we have director and officer insurance coverage that reduces our exposure and enables us to recover a portion of any future amounts paid. We have not incurred any material costs as a result of such indemnification and are not currently aware of any indemnification claims.

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

In June 2018, we and Lonza agreed to certain terms for potential future equity payments as partial satisfaction of future obligations to Lonza. This agreement states that the initial pre-IND cash payments will be subject to a specified dollar cap (the “Initial Cash Cap”). After the Initial Cash Cap has been reached, we have the option to make any further pre-IND payments due to Lonza in cash, equity, or a combination of both, at our election, provided that Lonza may elect to receive up to 25% of pre-IND payments in equity, up to a maximum of $2.5 million and provided that no more than $10 million of pre-IND payments shall be made equity. The Initial Cash Cap had not been reached as of December 31, 2020. As such, no amount has been recorded with respect to the potential future payments above the Initial Cash Cap at December 31, 2020 and December 31, 2019.

6. Redeemable Convertible Preferred Stock

There were no shares of redeemable convertible preferred stock authorized or outstanding as of December 31, 2020.

In connection with our IPO in June 2020, the outstanding shares of our Series A, Series B, Series C and Series D Redeemable Convertible Preferred Stock automatically converted into 28,610,337 shares of common stock.

In March 2020, we sold an aggregate of 8,220,242 shares of our Series D redeemable convertible preferred stock at a purchase price of $13.3816 per share for an aggregate purchase price of $110.0 million.

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

7. Common Stock

At December 31, 2020 and December 31, 2019, our certificate of incorporation authorized us to issue up to 500,000,000 and 52,000,000 shares of common stock with $0.001 par value per share, respectively, of which 51,071,593 and 4,059,909 shares were issued and outstanding, respectively. The holders of our common stock are also entitled to receive dividends whenever funds are legally available, when and if declared by our board of directors. As of December 31, 2020 and 2019, no dividends have been declared. Each share of common stock is entitled to one vote.

Common stock reserved for future issuances under the 2020 Equity Incentive Plan (the “2020 Plan”) and the 2014 Equity Incentive Plan (the “2014 Plan”) is as follows, which excludes 66,982 shares issued outside of the 2014 Plan and 2020 Plan:

	December 31,	December 31,
	2020	2019
Options issued and outstanding	5,188,531	3,364,568
Shares available for future stock option grants	4,651,149	835,941
Conversion of redeemable convertible preferred stock	—	20,390,095
Common stock warrant	—	31,857
Redeemable convertible preferred stock warrant	—	59,276
Total	9,839,680	24,681,737

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

9. Equity Incentive Plans

2020 and 2014 Equity Incentive Plans

In June 2020, our board of directors adopted, and our stockholders approved, the 2020 Plan, which became effective on June 11, 2020. Under the 2020 Plan, we may grant stock options, appreciation rights, restricted stock and restricted stock units to employees, consultants and directors. Stock options granted under the 2020 Plan may be either incentive stock options or nonqualified stock options. Incentive stock options may be granted only to our employees, including officers and directors who are also employees. Nonqualified stock options may be granted to our employees, officers, directors, consultants and advisors. The exercise price of stock options granted under the 2020 Plan must be at least equal to the fair market value of the common stock on the date of grant, except that an incentive stock option granted to an employee who owns more than 10% of the shares of our common stock shall have an exercise price of no less than 110% of the fair value per share on the grant date and expire five years from the date of grant. The maximum term of stock options granted under the 2020 Plan is 10 years, unless subject to the provisions regarding 10% stockholders. Our stock options granted to new employees generally vest over four years at a rate of 25% upon the first anniversary of the vesting commencement date and monthly thereafter. Our other stock options granted to employees generally vest on terms consistent with stock options granted to new employees or monthly over four years from the vesting commencement date. A total of 10,150,000 shares of common stock were approved to be initially reserved for issuance under the 2020 Plan. The number of shares that remained available for issuance under the 2014 Plan as of the effective date of the 2020 Plan and shares subject to outstanding awards under the 2014 Plan as of the effective date of the 2020 Plan that are subsequently canceled, forfeited or repurchased by us will be added to the shares reserved under the 2020 Plan. In addition, the number of shares of common stock available for issuance under the 2020 Plan will be automatically increased on the first day of each calendar year during the ten-year term of the 2020 Plan, beginning with January 1, 2021 and ending with January 1, 2030, by an amount equal to 5% of the outstanding number of shares of our common stock on December 31 of the preceding calendar year or such lesser amount as determined by our board of directors. As of December 31, 2020, an aggregate of 4,651,149 shares of common stock were available for issuance under the 2020 Plan. Effective January 1, 2021, the number of shares of common stock available under the 2020 Plan increased by 2,553,579 shares pursuant to the evergreen provision of the 2020 Plan.

Our 2014 Plan permitted the granting of incentive stock options, non-statutory stock options, restricted stock and other stock-based awards. Subsequent to the adoption of the 2020 Plan, no additional equity awards can be made under the 2014 Plan. Shares reserved and remaining available for issuance under the 2014 Plan were added to the 2020 Plan reserve upon its effectiveness. As of December 31, 2020, 4,714,549 shares and 407,000 shares of common stock were subject to outstanding options under the 2014 Plan and 2020 Plan, respectively.

The terms of the 2014 Plan permit the exercise of options granted prior to vesting, subject to required approvals. The unvested shares are subject to our lapsing repurchase right upon termination of employment at the original purchase price. Shares purchased by employees pursuant to the early exercise of stock options are not deemed, for accounting purposes, to be issued until those shares vest according to their respective vesting schedules. Cash received for early exercised stock options is recorded as other liabilities on the balance sheet and is reclassified to common stock and additional paid-in capital as such shares vest.

At December 31, 2020 and December 31, 2019, 15,056 and 86,409 shares, respectively, remained subject to our right of repurchase as a result of the early exercised stock options. The remaining liabilities related to early exercised shares as of December 31, 2020 and December 31, 2019 were $0 and $0.2 million, respectively, and were recorded in other liabilities.

Activity under our 2020 Plan and 2014 Plan, which excludes options to purchase 66,982 shares granted outside of the 2020 Plan and 2014 Plan, was as follows:

		Options Outstanding
Stock Option Activity	Options Available for Grant	Number of Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balances — December 31, 2017	496,729	2,056,087	$1.50
Additional shares authorized	1,969,386	—
Options granted	(1,617,228)	1,617,228	$2.01
Options exercised	—	(86,163)	$1.48
Options forfeited	620,948	(620,948)	$0.66
Balances — December 31, 2018	1,469,835	2,966,204	$1.79
Options granted	(887,659)	887,659	$2.18
Options exercised	—	(302,512)	$1.46
Options forfeited	253,765	(253,765)	$1.81
Balances — December 31, 2019	835,941	3,297,586	$1.93
Additional shares authorized	5,997,435	—
Options granted	(2,255,690)	2,255,690	$8.93
Options exercised	—	(358,264)	$1.88
Options forfeited	73,463	(73,463)	$3.50
Balances — December 31, 2020	4,651,149	5,121,549	$4.99	8.05	$112,239
Vested and expected to vest — December 31, 2020		5,121,549	$3.83	8.05	$112,239
Exercisable at December 31, 2020		1,921,993	$1.88	6.57	$47,457

During the years ended December 31, 2020, 2019 and 2018, 358,264, 302,512 and 86,163 shares of stock options, respectively, were exercised for cash at a weighted-average price per share of $1.88, $1.46 and $1.48 respectively. The weighted-average grant date fair value of options granted for the years ended December 31, 2020, 2019 and 2018 was $9.62, $1.52 and $1.38, respectively. The intrinsic value of the stock options exercised was $7.8 million, $0.3 million, and $0 for the years ended December 31, 2020, 2019 and 2018, respectively.

2020 Employee Stock Purchase Plan

In June 2020, our board of directors adopted, and our stockholders approved, the 2020 Employee Stock Purchase Plan (the “2020 ESPP”), which became effective on June 11, 2020. The 2020 ESPP permits participants to purchase common stock through payroll deductions of up to 15% of their eligible compensation. Employees purchase shares of common stock at a price per share equal to 85% of the lower of the fair market value at the start or end of the six-month purchase periods within the two-year offering period. A total of 650,000 shares of common stock were approved to be initially reserved for issuance under the 2020 ESPP. In addition, the number of shares of common stock available for issuance under the 2020 ESPP will be automatically increased on the first day of each calendar year during the ten-year term of the 2020 Plan, beginning with January 1, 2021 and ending with January 1, 2030, by an amount of 1% of the outstanding number of shares of our common stock on December 31st of the preceding calendar year or such lesser amount as determined by our board of directors. For the year ended December 31, 2020, employees acquired 27,465 shares of our common stock under the 2020 ESPP and 622,535 shares of common stock remained available for issuance under the 2020 ESPP. Effective January 1, 2021, the number of shares of common stock available under the 2020 ESPP increased by 510,715 shares pursuant to the evergreen provision of the 2020 ESPP.

Stock-based Compensation

We estimated the fair value of employee stock options using the Black-Scholes option-pricing model for the years ended December 31, 2020, 2019 and 2018 using the following weighted-average assumptions:

	Year Ended December 31,
	2020	2019	2018
Fair Value Assumptions
Expected volatility	81.2% - 94.1%	78.4% - 80.4%	77.0% - 78.2%
Expected dividend yield	0%	0%	0%
Expected term (in years)	5.6 - 6.1	5.9 - 6.1	5.8 - 6.1
Risk-free interest rate	0.3% - 1.4%	1.6% - 2.4%	2.6% - 2.9%

We estimated the fair value of shares under the 2020 ESPP using the Black-Scholes option-pricing model for the years ended December 31, 2020, 2019 and 2018 using the following weighted-average assumptions:

	Year Ended December 31,
	2020	2019	2018
Fair Value Assumptions
Expected volatility	105.8% - 158.2%	N/A	N/A
Expected dividend yield	0%	N/A	N/A
Expected term (in years)	0.4 - 2.0	N/A	N/A
Risk-free interest rate	0.1% - 0.2%	N/A	N/A

We recorded total stock-based compensation expense for the years ended December 31, 2020, 2019 and 2018 related to the 2014 Plan, the 2020 Plan and the 2020 ESPP in the statements of operations and allocated the amounts as follows:

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
Research and development	$1,861	$368	$274
General and administrative	3,573	817	475
Total	$5,434	$1,185	$749

Upon our IPO, 362,935 performance-based awards vested and, as a result, we recognized $0.3 million of stock-based compensation expense during the three months ended June 30, 2020, which amount is included in the above table for the year ended December 31, 2020.

As of December 31, 2020, there was $19.5 million of unrecognized stock-based compensation expense related to the employee and non-employee awards, which is expected to be recognized over a weighted-average period of 2.7 years.

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

Income from grants is recognized in the period during which the related specified expenses are incurred, provided that the conditions under which the grants were provided have been met. We recognized $2.5 million and $0.2 million of grant income under this award and recorded the amounts in Other income (expense), net in the statement of operations and comprehensive loss during the years ended December 31, 2020 and 2019, respectively. There was no grant income recorded in the year ended December 31, 2018. A grant receivable of $0.3 million and $0.2 million representing unreimbursed, eligible costs incurred under the CARB-X agreement was recorded and included in prepaid expenses and other current assets in the balance sheet as of December 31, 2020 and December 31, 2019, respectively.

In July 2020, the CARB-X agreement was amended to increase the funding percentage for reimbursable expenses during the initial funding period from 50% to 90%. As a result, the initial funding amount increased from $1.6 million to $2.7 million. We anticipate that the increase in the funding percentage for reimbursable expenses may apply to future funding periods and, if so, the total funding amount over the four-year period, if the options to extend are exercised by CARB-X, would increase from the $15.1 million in the original agreement. In December 2020, we reached the maximum CARB-X funding limit for the initial year on our VAX-A1 program. We are in the process of submitting our funding proposal to CARB-X for the next funding period under our agreement.

11. Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share and excludes shares which are legally outstanding, but subject to repurchase by us:

	Year Ended December 31,
	2020	2019	2018
Net loss (in thousands)	$(89,217)	$(50,274)	$(29,485)
Weighted-average shares outstanding used in computing net loss per share, basic and diluted	29,545,810	3,795,090	3,629,896
Net loss per share, basic and diluted	$(3.02)	$(13.25)	$(8.12)

The following potentially dilutive securities were excluded from the computation of diluted net loss per share for the period presented because including them would have been antidilutive:

	Year Ended December 31,
	2020	2019	2018
Stock options	5,188,531	3,364,568	3,033,186
Redeemable convertible preferred stock:
Series A	—	6,225,719	6,225,719
Series B	—	6,786,896	6,786,896
Series C	—	7,377,480	3,688,740
Common stock warrant	—	31,857	31,857
Redeemable convertible preferred stock warrant	—	59,276	59,276
Total	5,188,531	23,845,796	19,825,674

12. Income Taxes

Our pre-tax book loss was derived from our business operations within the United States.

A reconciliation of our effective tax rate to the statutory U.S. federal rate is as follows:

	Year Ended December 31,
	2020	2019	2018(1)
Statutory Rate	21.0%	21.0%	21.0%
Change in Fair Value of Tranche Liability	0.0%	1.3%	3.8%
Credits	0.6%	(0.5)%	0.6%
Stock-based Compensation	0.8%	(0.4)%	(0.5)%
Other	(0.3)%	0.4%	(0.7)%
Change in valuation allowance	(22.1)%	(21.8)%	(24.2)%
Total	0.0%	0.0%	0.0%

(1)	The 2018 effective tax rate reconciliation has been updated to conform to the 2020 and 2019 presentation.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following table presents significant components of our deferred tax assets as of December 31, 2020 and 2019:

	As of December 31,
	2020	2019 (1)
	(in thousands)
Net operating losses	$52,330	$25,582
Fixed assets	528	379
Accruals & reserves	2,786	467
Credits	1,222	872
Section 59(e) Capitalized expenses	3,381	—
Accrued manufacturing expenses	3,374	871
Total	63,621	28,171
Valuation allowance	(63,621)	(28,171)
Net deferred tax assets	$—	$—

_________________

(1)	The 2019 deferred tax asset presentation has been updated to conform to the 2020 presentation.

At December 31, 2020, we have net operating loss carryforwards of approximately $186.5 million and $148.8 million available to reduce future taxable income, if any, for federal and state income tax purposes, respectively. The federal and state net operating loss carryforwards, except the federal loss carryforward arising in tax years beginning after December 31, 2017, begin to expire in 2034 unless previously utilized. Federal net operating losses arising in tax years beginning after December 31, 2017 have an indefinite carryover period and do not expire.

At December 31, 2020, we have research credit carryforwards of $0.8 million and $0.9 million available to offset future income tax liabilities, if any, for federal and California income tax purposes, respectively. The federal research and development tax credit carryforwards expire beginning in 2039 unless previously utilized. The California tax credits can be carried forward indefinitely.

We have evaluated the positive and negative evidences bearing upon the realizability of our deferred tax assets. Based on our history of operating losses, we have concluded that it is more likely than not that the benefit of our deferred tax assets will not be realized. Accordingly, we have provided a full valuation allowance for deferred tax assets as of December 31, 2020 and 2019.

Utilization of the net operating loss carryforward and research credit carryforward may be subject to an annual limitation due to the ownership percentage change limitations under Section 382 and Section 383, respectively, provided by the Internal Revenue Code of 1986, as amended (the “Code”), and similar state provisions. The annual limitation may result in the expiration of the net operating loss before utilization. We have experienced ownership changes in the past. As a result of the ownership changes, we have determined that approximately $1.3 million of our federal research credits will expire unutilized, and such amounts are excluded from our research credit carryforwards. The Company does not expect any ownership changes during the year ended December 31, 2020 to result in a limitation that would materially reduce the total amount of net operating loss carryforwards and credits that can be utilized. Subsequent ownership changes may affect the limitation in future years.

We have uncertain tax benefits (“UTBs”) totaling $0.4 million and $0.3 million as of December 31, 2020 and 2019, respectively, which were netted against deferred tax assets subject to valuation allowance. The UTBs had no effect on the effective tax rate. We recognize interest and penalties related to UTBs, when they occur, as a component of income tax expense. To the extent accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction of the provision for income taxes in the period such determination is made. There were no interest or penalties recognized for the years ended December 31, 2020 and 2019. We do not expect our UTBs to change significantly over the next 12 months.

A reconciliation of the beginning and ending unrecognized tax benefit amount is as follows:

	December 31,
	2020	2019	2018
	(in thousands)
Balance at the beginning of the year	$271	$408	$119
Additions based on tax positions related to current year	287	217	228
Adjustments based on tax positions related to prior years	(165)	(354)	61
Balance at end of year	$393	$271	$408

We file U.S. federal and state tax returns. In general, the Company is no longer subject to tax examination by the Internal Revenue Service or state taxing authorities for years before 2016. Although the federal and state statutes are closed for purposes of assessing additional income tax in those prior years, the taxing authorities may still make adjustments to the net operating loss, or NOL, and credit carryforwards used in open years. Therefore, the tax statutes should be considered open as it relates to the NOL and credit carryforwards used in open years. We do not have any tax audits or other issues pending.

On March 27, 2020, the President of the United States signed into law the Coronavirus Aid, Relief, and Economic Security Act (CARES Act). The CARES Act, among other things, includes certain income tax provisions for individuals and corporations; however, these benefits do not impact our current tax provision.

On December 21, 2020, the President of the United States signed into law the “Consolidated Appropriations Act, 2021” which includes further COVID-19 economic relief and extension of certain expiring tax provisions. The relief package includes a tax provision clarifying that businesses with forgiven Paycheck Protection Program, or PPP, loans can deduct regular business expenses that are paid for with the loan proceeds. Additional pandemic relief tax measures include an expansion of the employee retention credit, enhanced charitable contribution deductions and a temporary full deduction for business expenses for food and beverages provided by a restaurant. These benefits do not have a material impact on the current tax provision.

13. Related Party Transactions

We have an ongoing relationship with Sutro Biopharma. In 2013, Sutro Biopharma provided support to facilitate the establishment of our Company. As of December 31, 2020 and December 31, 2019, Sutro Biopharma owned approximately 1.6 million shares of our common stock. As of December 31, 2019, Sutro Biopharma also owned warrants to purchase 31,857 shares of our common stock (the “Common Stock Warrant”) at an exercise price of $0.79289 per share and 59,276 shares of our Series C redeemable convertible stock (the “Preferred Stock Warrant”) at an exercise price of $11.5215 per share. The Common Stock Warrant and the Preferred Stock Warrant were automatically net exercised pursuant to their terms for 30,278 shares and 16,591 shares, respectively, of our common stock in connection with the IPO. In the agreements and amendments identified herein, we licensed certain intellectual property and acquired certain supply rights from Sutro Biopharma, including the right to use the XpressCF platform to discover and develop vaccine candidates for the treatment or prophylaxis of infectious diseases. On October 12, 2015, we and Sutro Biopharma (“the Parties”) entered into the Sutro Biopharma License Agreement, which amended and restated an agreement dated August 1, 2014. The Sutro Biopharma License Agreement was subsequently amended on May 9, 2018 (“License Amendment A1”) and May 29, 2018 (“License Amendment A2”). In consideration for the License Amendment A2, we issued to Sutro Biopharma the Preferred Stock Warrant to purchase 59,276 shares of Series C redeemable convertible preferred stock at a purchase price of $11.5215 per share. We also entered into a separate supply agreement with Sutro Biopharma on May 29, 2018 (the “Sutro Biopharma Supply Agreement”).

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

In the Sutro Biopharma Supply Agreement, the Parties agreed to terms for the supply of manufactured Extract and custom reagents by Sutro Biopharma for us to use in manufacturing vaccine compositions in non-clinical research or in Phase 1 or Phase 2 clinical trials. The term of the Sutro Biopharma Supply Agreement is from execution until the later of July 31, 2021 and the date the parties enter into and commence activities under the supply agreement unless extended through a subsequent supply agreement for the supply of Extract and custom reagents for vaccine compositions for Phase 3 and commercial uses as contemplated in the Supply Agreement. In February 2021, we entered into an amendment to the Sutro Biopharma Supply Agreement and extended the term to July 31, 2022.

We recognized expense related to the Supply Agreement of $1.2 million, $1.1 million and $1.4 million for the years ended December 31, 2020, 2019 and 2018, respectively. In addition, we recorded $0.2 million, $0 and $0.5 million in changes in the fair value of the Preferred Stock Warrant for the years ended December 31, 2020, 2019 and 2018, respectively. The expense related to the changes in the fair value of the warrant is included in research and development expenses in the statements of operations and comprehensive loss. Accrued expenses payable to Sutro Biopharma were $0.7 million and $0 as of December 31, 2020 and December 31, 2019, respectively.

14. Selected Quarterly Financial Data (Unaudited)

The following tables provide the selected quarterly financial data for the years ended December 31, 2020 and 2019 (in thousands, except share and per share data):

	2020
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Statements of Operations Data:
Operating expenses:
Research and development	$24,315	$18,178	$16,410	$14,661
General and administrative	3,281	3,046	4,898	4,792
Total operating expenses	27,596	21,224	21,308	19,453
Loss from operations	(27,596)	(21,224)	(21,308)	(19,453)
Other income (expense), net	454	904	290	(1,284)
Net loss and comprehensive loss	$(27,142)	$(20,320)	$(21,018)	$(20,737)
Net loss per share, basic and diluted	$(6.70)	$(1.72)	$(0.41)	$(0.41)
Weighted-average common shares outstanding, basic and diluted	4,049,848	11,803,778	50,895,358	50,964,294

	2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Statements of Operations Data:
Operating expenses:
Research and development	$12,628	$9,968	$9,630	$13,381
General and administrative	1,316	2,264	2,510	2,456
Total operating expenses	13,944	12,232	12,140	15,837
Loss from operations	(13,944)	(12,232)	(12,140)	(15,837)
Other income (expense), net	273	1,567	823	1,216
Net loss and comprehensive loss	$(13,671)	$(10,665)	$(11,317)	$(14,621)
Net loss per share, basic and diluted	$(3.72)	$(2.90)	$(2.93)	$(3.69)
Weighted-average common shares outstanding, basic and diluted	3,671,102	3,682,897	3,857,298	3,965,166

15. Subsequent Events

In January 2021, we entered into a lease agreement for our new corporate headquarters facility to be located in San Carlos, California and a license agreement for temporary lab and office space in Palo Alto, California. See Note 5, “Commitments and Contingencies,” for more details.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

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

Our management, with the participation of our Chief Executive Office, or CEO, and our Chief Financial Officer, or CFO, our principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of December 31, 2020. Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures as of December 31, 2020 were effective at a reasonable assurance level (a) to ensure information that we are required to disclose in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (b) to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm as permitted during the transition period established under the rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act that occurred during the year ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item of Form 10-K will be included in our definitive proxy statement to be filed with the SEC in connection with the solicitation of proxies for our 2021 Annual Meeting of Stockholders, or the 2021 Proxy Statement, and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this item of Form 10-K will be included in our 2021 Proxy Statement to be filed with the SEC within 120 days after our fiscal year end and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item of Form 10-K will be included in our 2021 Proxy Statement to be filed with the SEC within 120 days after our fiscal year end and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item of Form 10-K will be included in our 2021 Proxy Statement to be filed with the SEC within 120 days after our fiscal year end and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this item of Form 10-K will be included in our 2021 Proxy Statement to be filed with the SEC within 120 days after our fiscal year end and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Annual Report on Form 10-K:
(1)	All Financial Statements

The financial statements and Report of Independent Registered Public Accounting Firm filed as part of this Annual Report on Form 10-K are listed in the “Index to Financial Statements” under Part II, Item 8 of this Annual Report on Form 10-K.

(2)	Financial Statement Schedules

All financial statement schedules have been omitted because of the absence of conditions under which they are required or because the required information, where material, is shown in the financial statements, financial notes or supplementary financial information.

(3)	Exhibits

The list of exhibits filed with this Annual Report on Form 10-K is set forth in the Exhibit Index preceding the signature page and is incorporated herein by reference or filed with this Annual Report on Form 10-K, in each case as indicated herein (numbered in accordance with Item 601 of Regulation S-K).

Item 16. Form 10-K Summary

None.

Exhibit Index

Incorporated by Reference
Exhibit	Description	Schedule/Form	File Number	Exhibits	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Vaxcyte, Inc., as amended	8-K	001-39323	3.1	June 16, 2020
3.2	Amended and Restated Bylaws of Vaxcyte, Inc.	8-K	001-39323	3.2	June 16, 2020
4.1	Form of common stock certificate of the Registrant	S-1/A	333-238630	4.1	June 8, 2020
4.2	Description of Capital Stock.				X
10.1	Amended and Restated Investors’ Rights Agreement by and among the Registrant and certain of its stockholders, dated March 20, 2020.	S-1	333-238630	10.1	May 22, 2020
10.2#	Vaxcyte, Inc. Amended and Restated 2014 Equity Incentive Plan and forms of agreements thereunder.	S-1	333-238630	10.2	May 22, 2020
10.3#	Vaxcyte, Inc. 2020 Equity Incentive Plan and forms of agreements thereunder.	S-1/A	333-238630	10.3	June 8, 2020
10.4#	Vaxcyte, Inc. 2020 Employee Stock Purchase Plan.	S-1/A	333-238630	10.4	June 8, 2020
10.5	Form of Indemnification Agreement entered into by and between the Registrant and each director and executive officer.	S-1	333-238630	10.5	May 22, 2020
10.6#	Executive Employment Agreement entered into by and between the Registrant and Grant Pickering, dated January 21, 2016.	S-1	333-238630	10.6	May 22, 2020
10.7#	Executive Employment Agreement entered into by and between the Registrant and Jeff Fairman, dated January 21, 2016.	S-1	333-238630	10.7	May 22, 2020
10.8#	Offer Letter entered into by and between the Registrant and Paul Sauer, dated April 12, 2016.	S-1	333-238630	10.8	May 22, 2020

		Incorporated by Reference
Exhibit	Description	Schedule/Form	File Number	Exhibits	Filing Date
10.9#	Executive Employment Agreement entered into by and between the Registrant and Elaine Sun, dated January 1, 2017.	S-1	333-238630	10.9	May 22, 2020
10.10#	Separation Agreement and Release entered into by and between the Registrant and Elaine Sun, dated December 17, 2019.	S-1	333-238630	10.10	May 22, 2020
10.11#	Executive Employment Agreement entered into by and between the Registrant and Jim Wassil, dated November 15, 2019.	S-1	333-238630	10.11	May 22, 2020
10.12#	Offer Letter entered into by and between the Registrant and Jane Wright-Mitchell, dated December 6, 2018.	S-1	333-238630	10.12	May 22, 2020
10.13#	Offer Letter entered into by and between the Registrant and Andrew Guggenhime, dated April 16, 2020.	S-1	333-238630	10.13	May 22, 2020
10.14#	Form of Executive Change in Control and Severance Agreement entered into by and between the Registrant and each eligible employee.	S-1	333-238630	10.14	May 22, 2020
10.15+	Development and Manufacturing Services Agreement by and between the Registrant and Lonza Ltd, dated October 29, 2018.	S-1	333-238630	10.15	May 22, 2020
10.16+	Development and Manufacturing Services Agreement by and between the Registrant and Lonza Ltd, dated October 21, 2016, as amended.	S-1	333-238630	10.16	May 22, 2020
10.17+	Letter Agreement by and between the Registrant and Lonza Ltd, dated June 19, 2018.	S-1	333-238630	10.17	May 22, 2020
10.18+	Amended and Restated SutroVax Agreement by and between the Registrant and Sutro Biopharma, Inc., dated October 12, 2015, as amended.	S-1	333-238630	10.18	May 22, 2020

		Incorporated by Reference
Exhibit	Description	Schedule/Form	File Number	Exhibits	Filing Date
10.19+	Supply Agreement by and between the Registrant and Sutro Biopharma, Inc., dated May 29, 2018, as amended.	S-1	333-238630	10.19	May 22, 2020
10.20+	License Agreement by and between the Registrant and The Regents of the University of California, represented by its San Diego campus, dated February 4, 2019.	S-1	333-238630	10.20	May 22, 2020
10.21	Lease Agreement by and among the Registrant, Grey Peak Fork, LLC and Grey Peak Fork, Series A, LLC, dated July 22, 2016.	S-1	333-238630	10.21	May 22, 2020
10.22	Assignment and Assumption of Lease and Consent of Lessor by and among the Registrant, Orchard Therapeutics North America and Rakesh Kumar and Premila Kumar Revocable Family Trust, dated July 1, 2019.	S-1	333-238630	10.22	May 22, 2020
10.23	Third Addendum to Standard Multi-Tenant Office Lease by and between the Registrant and Rakesh Kumar and Premila Kumar Revocable Family Trust, dated July 1, 2019.	S-1	333-238630	10.23	May 22, 2020
10.24	Lease Agreement by and between the Company and ARE-San Francisco No. 63, LLC, dated as of January 21, 2021	8-K	001-39323	10.1	January 25, 2021
23.1	Consent of Independent Registered Public Accounting Firm				X
24.1	Power of Attorney				X
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.				X

Incorporated by Reference
Exhibit	Description	Schedule/Form	File Number	Exhibits	Filing Date
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.				X
32.1	Certification of Principal Executive Officer Pursuant to 13a-14(b) or 15d-14(b) of the Securities Exchange Act, as amended, and 18 U.S.C. Section 1350.				X
32.2	Certification of Principal Financial Officer Pursuant to 13a-14(b) or 15d-14(b) of the Securities Exchange Act, as amended, and 18 U.S.C. Section 1350.				X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101				X

#	Indicates management contract or compensatory plan or arrangement.
+	Certain portions of this agreement have been omitted because the omitted portions are both not material and would likely cause competitive harm if publicly disclosed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Vaxcyte, Inc.

Date: March 29, 2021	By:	/s/ Grant E. Pickering
Grant E. Pickering
Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Grant E. Pickering and Andrew Guggenhime, and each of them, as his or her true and lawful attorneys-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the SEC, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Grant E. Pickering	Chief Executive Officer and Director	March 29, 2021
Grant E. Pickering	(Principal Executive)

/s/ Andrew Guggenhime	President and Chief Financial Officer	March 29, 2021
Andrew Guggenhime	(Principal Financial and Accounting Officer)

/s/ Kurt von Emster	Director	March 29, 2021
Kurt von Emster

/s/ Halley Gilbert	Director	March 29, 2021
Halley Gilbert

/s/ Patrick Heron	Director	March 29, 2021
Patrick Heron

/s/ Peter Hirth, Ph.D.	Director	March 29, 2021
Peter Hirth, Ph.D.

/s/ Rob Hopfner, Ph.D.	Director	March 29, 2021
Rob Hopfner, Ph.D.

/s/ Heath Lukatch, Ph.D.	Director	March 29, 2021
Heath Lukatch, Ph.D.

/s/ William J. Newell	Director	March 29, 2021
William J. Newell