Form 10-Q
period 2021-03-31
Vaxcyte, Inc.
filed 2021-05-11
CIK 1649094

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

As of May 7, 2021, the registrant had 51,378,730 shares of common stock, $0.001 par value per share, outstanding.

Unless the context otherwise requires, all references in this Quarterly Report on Form 10-Q to “we,” “us,” “our,” “our company” and “Vaxcyte” refer to Vaxcyte, Inc.

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

•	the timing of the initiation, progress and potential results of our preclinical studies, clinical trials and our research and development programs;
•	our ability to advance vaccine candidates into, and successfully complete, preclinical studies and clinical trials;
•	the commercialization of our vaccine candidates, if approved;
•	estimates of our future expenses, capital requirements and our needs for additional financing;
•	our ability to compete effectively with existing competitors and new market entrants;
•	our ability to establish and maintain intellectual property protection for our products or avoid claims of infringement;
•	our and our third-party manufacturers’ manufacturing capabilities and the scalable nature of our manufacturing process;
•	potential effects of extensive government regulation;
•	the pricing, coverage and reimbursement of our vaccine candidates, if approved;
•	our ability and the ability of our third-party contract manufacturers to operate and continue operations in light of the COVID-19 pandemic;
•	our ability to hire and retain key personnel;
•	our ability to obtain additional financing;
•	the volatility of the trading price of our common stock; and
•	our expectation regarding the time during which we will be an emerging growth company under the Jumpstart Our Business Startups Act.

Actual events or results may differ from those expressed in forward-looking statements. You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition and operating results. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. The results, events and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.

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

Summary of Risks Affecting Our Business

Our business is subject to numerous risks and uncertainties, including those discussed more fully in the section titled “Risk Factors” in this Quarterly Report on Form 10-Q. These risks include, but are not limited to, the following:

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

VAXCYTE, INC.

Condensed Balance Sheets

(in thousands, except share and per share data)

(unaudited)

	March 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$198,939	$386,200
Short-term investments	122,180	—
Prepaid expenses and other current assets	3,595	2,804
Total current assets	324,714	389,004
Property and equipment, net	4,994	3,272
Operating lease right-of-use assets	1,028	—
Long-term investments	49,754	—
Restricted cash	871	—
Other assets	990	550
Total noncurrent assets	57,637	3,822
Total assets	$382,351	$392,826

Liabilities, Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable	$31,864	$29,785
Accrued compensation	1,007	284
Accrued manufacturing expenses	15,538	13,012
Accrued expenses (including related party accrual of $1,874 and $677 as of March 31, 2021 and December 31, 2020, respectively)	5,774	3,766
Deferred rent — current	—	14
Operating lease liabilities — current	833	—
Total current liabilities	55,016	46,861
Deferred rent — long-term	—	10
Operating lease liabilities — long-term	295	—
Other liabilities	103	112
Total liabilities	55,414	46,983

Commitments and contingencies (Note 6)
Stockholders' Equity (Deficit)
Preferred stock, $0.001 par value — 10,000,000 shares authorized at March 31, 2021 and December 31, 2020; no shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	—	—
Common stock, $0.001 par value — 500,000,000 shares authorized at March 31, 2021 and December 31, 2020; 51,338,801 and 51,071,593 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	54	54
Additional paid-in capital	546,714	544,353
Accumulated other comprehensive loss	(47)	—
Accumulated deficit	(219,784)	(198,564)
Total stockholders' equity (deficit)	326,937	345,843
Total liabilities, redeemable convertible preferred stock and stockholders' equity (deficit)	$382,351	$392,826

The accompanying notes are an integral part of these unaudited condensed financial statements.

VAXCYTE, INC.

Condensed Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended March 31,
	2021	2020
Operating expenses:
Research and development (including related party expenses of $1,612 and $218 for the three months ended March 31, 2021 and 2020, respectively)	$17,258	$24,315
General and administrative	5,885	3,281
Total operating expenses	23,143	27,596
Loss from operations	(23,143)	(27,596)
Other income (expense), net:
Interest expense	—	(7)
Interest income	61	135
Grant income	—	329
Foreign currency transaction gains (losses)	1,862	(3)
Total other income (expense), net	1,923	454
Net loss	$(21,220)	$(27,142)
Net loss per share, basic and diluted	$(0.41)	$(6.70)
Weighted-average shares outstanding, basic and diluted	51,174,978	4,049,848

The accompanying notes are an integral part of these unaudited condensed financial statements.

VAXCYTE, INC.

Condensed Statements of Comprehensive Loss

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended March 31,
	2021	2020
Net Loss	$(21,220)	$(27,142)
Other comprehensive loss:
Unrealized loss on investments	(47)	—
Comprehensive loss	$(21,267)	$(27,142)

The accompanying notes are an integral part of these unaudited condensed financial statements.

VAXCYTE, INC.

Condensed Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share data)

(unaudited)

					Accumulated	Total
			Additional		Other	Stockholders’
	Common Stock		Paid-in	Accumulated	Comprehensive	Equity
	Shares	Amount	Capital	Deficit	Loss	(Deficit)
Balance — December 31, 2020	51,071,593	$54	$544,353	$(198,564)	$—	$345,843
Exercise of stock options	267,208	—	487	—	—	487
Vesting of early exercised stock options	—	—	9	—	—	9
Stock-based compensation expense	—	—	1,865	—	—	1,865
Unrealized losses on investments	—	—	—	—	(47)	(47)
Net loss	—	—	—	(21,220)	—	(21,220)
Balance — March 31, 2021	51,338,801	$54	$546,714	$(219,784)	$(47)	$326,937

The accompanying notes are an integral part of these unaudited condensed financial statements.

VAXCYTE, INC.

Condensed Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share data)

(unaudited)

	Series A		Series B		Series C		Series D						Total
	Redeemable Convertible		Redeemable Convertible		Redeemable Convertible		Redeemable Convertible				Additional		Stockholders’
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance — December 31, 2019	6,225,719	$24,967	6,786,896	$55,151	7,377,480	$80,192	—	$—	4,059,909	$7	$2,967	$(109,347)	$(106,373)
Exercise of stock options	—	—	—	—	—	—	—	—	28,837	—	49	—	49
Issuance of common stock related to early exercised stock options	—	—	—	—	—	—	—	—	14,819	—	—	—	—
Vesting of early exercised stock options	—	—	—	—	—	—	—	—	—	—	128	—	128
Issuance of Series D redeemable convertible preferred stock, net of issuance cost of $125	—	—	—	—	—	—	8,220,242	109,875	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	372	—	372
Net loss	—	—	—	—	—	—	—	—	—	—	—	(27,142)	(27,142)
Balance — March 31, 2020	6,225,719	$24,967	6,786,896	$55,151	7,377,480	$80,192	8,220,242	$109,875	4,103,565	$7	$3,516	$(136,489)	$(132,966)

The accompanying notes are an integral part of these unaudited condensed financial statements.

VAXCYTE, INC.

Condensed Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(21,220)	$(27,142)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	347	384
Stock-based compensation expense	1,865	372
Change in fair value of redeemable convertible preferred stock warrant	—	179
Amortization of operating right-of-use assets	180	—
Net amortization of premiums on investments	151	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(557)	(951)
Other assets	(441)	(89)
Operating lease liabilities	(105)	—
Accounts payable	2,185	(723)
Accrued compensation	723	(65)
Accrued manufacturing expenses	2,525	13,159
Accrued expenses	1,142	1,245
Deferred rent and other long-term liabilities	—	(2)
Net cash used in operating activities	(13,205)	(13,633)
Cash flows from investing activities:
Purchases of property and equipment	(1,246)	(349)
Purchases of investments	(172,145)	—
Net cash used in investing activities	(173,391)	(349)
Cash flows from financing activities:
Payments of capital lease obligations	—	(60)
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	—	109,875
Proceeds from exercise of common stock options	487	49
Proceeds from issuance of common stock related to early exercised stock options	—	36
Payments of deferred offering costs	—	(103)
Net cash provided by financing activities	487	109,797
Effect of exchange rate changes on cash and cash equivalents	(281)	—
Net increase (decrease) in cash, cash equivalents and restricted cash	(186,390)	95,815
Cash, cash equivalents and restricted cash, beginning of period	386,200	58,976
Cash, cash equivalents and restricted cash, end of period	$199,810	$154,791
Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$7
Supplemental disclosures of non-cash investing and financing activities:
Purchases of property and equipment recorded in accounts payable and accrued expenses	$1,537	$35
Issuance costs for initial public offering included in accounts payable and accrued expenses	$—	$142

The accompanying notes are an integral part of these unaudited condensed financial statements.

VAXCYTE, INC.

Notes to Unaudited Condensed Financial Statements

1. Company Organization and Nature of Business

Vaxcyte, Inc. (“we,” “us,” “the Company,” or “Vaxcyte”), headquartered in Foster City, California, was incorporated in the state of Delaware on November 27, 2013 as SutroVax, Inc. and we changed our name to Vaxcyte, Inc. on May 15, 2020. We are a next-generation vaccine company seeking to improve global health by developing superior and novel vaccines designed to prevent or treat some of the most common and deadly infectious diseases worldwide. Our cell-free protein synthesis platform enables us to design and produce protein carriers and antigens, the critical building blocks of vaccines, in ways that we believe conventional vaccine technologies currently cannot. Our pipeline includes pneumococcal conjugate vaccine (“PCV”) candidates that we believe are among the most broad-spectrum PCV candidates currently in development, targeting the $7 billion global pneumococcal vaccine market. Our lead vaccine candidate, VAX-24, is a 24-valent investigational PCV. We anticipate submitting our initial investigational new drug (“IND”) application to the U.S. Food and Drug Administration (“FDA”) for VAX-24 between January and June 2022 and initiating our Phase 1/2 clinical proof-of-concept study in adults thereafter. We expect to announce topline data from this study between late 2022 and early 2023. Our second PCV candidate, VAX-XP, leverages our scalable and modular platform and builds on the technical proof of concept established by VAX-24 and is designed to expand the breadth of coverage to at least 30 strains without compromising immunogenicity due to carrier suppression. In addition to our PCV franchise, our pipeline includes VAX-A1, a novel conjugate vaccine candidate for Group A Strep; VAX-PG, a novel protein vaccine candidate targeting the keystone pathogen responsible for periodontitis; and other discovery-stage programs. Our primary activities since incorporation have been to: perform research and development, undertake preclinical studies and conduct manufacturing activities in support of our product development efforts; organize and staff the Company; establish our intellectual property portfolio; and raise capital to support and expand such activities.

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

Initial Public Offering

On June 11, 2020, we completed an initial public offering (“IPO”) in which we issued and sold 17,968,750 shares of common stock, including shares issued upon the exercise in full of the underwriters’ option to purchase 2,343,750 additional shares of common stock, at a public offering price of $16.00 per share. We received $264.0 million in net proceeds, after deducting underwriting discounts and commissions of $20.1 million and offering expenses of $3.4 million.

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

Unaudited Interim Condensed Financial Statements

The condensed balance sheet as of March 31, 2021 and the condensed statements of operations, comprehensive loss, redeemable convertible preferred stock and stockholders’ equity (deficit) and cash flows for the three months ended March 31, 2021 and 2020 are unaudited. The unaudited interim condensed financial statements have been prepared on the same basis as the audited annual financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair statement of our financial information. The financial data disclosed in the footnotes to the condensed financial statements related to the three months ended March 31, 2021 and 2020 are also unaudited. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any other future annual or interim period. These interim condensed financial statements should be read in conjunction with our audited financial statements and related notes thereto for the year ended December 31, 2020 included in our Annual Report on Form 10-K filed with the SEC on March 29, 2021.

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

Cash, Cash Equivalents and Restricted Cash

We consider all highly liquid investments purchased with original maturities of three months or less from the date of purchase to be cash and cash equivalents. Cash equivalents consist primarily of amounts invested in money market accounts and commercial paper and are stated at their fair values. Restricted cash consists of a standby letter of credit, which was issued in the first quarter of 2021, that serves as collateral for the lease agreement for our new corporate headquarters.

Investments

Our investments have been classified and accounted for as available-for-sale securities. Fixed income securities consist of U.S. Treasury securities, U.S. government agency securities, corporate debt and commercial paper. These securities are recorded on the condensed balance sheets at fair value. Unrealized gains and losses on these securities are included as a separate component of accumulated other comprehensive income. The cost of investment securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in other income (expense), net. Realized gains and losses and declines in fair value judged to be other-than-temporary, if any, are also included in other income (expense), net. We evaluate securities for other-than-temporary impairment at the balance sheet date. Declines in fair value determined to be other-than-temporary are included in other income (expense), net. We classify our investments as short or long term primarily based on the remaining contractual maturity of the securities.

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

Deferred Offering Costs

Deferred offering costs consist of fees and expenses incurred in connection with the sale of our common stock in equity transactions, including legal, accounting, printing and other issuance-related costs. Prior to the completion of such equity transactions, these deferred offering costs were included in Other assets on the condensed balance sheet. In connection with and as of the closing of such equity transactions, these costs were reclassified to Additional paid-in capital, representing a reduction to the gross proceeds. As of March 31, 2021, $3.4 million of IPO-related costs are included in the Additional paid-in capital line item on the condensed balance sheet. As of March 31, 2021 and December 31, 2020, we recorded deferred offering costs of $0 and $0.1 million, respectively, in Other assets on the condensed balance sheets.

Leases

Under Financial Accounting Standards Board (FASB) Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842) and its associated amendments (“ASC 842”), we determine if an arrangement is a lease at inception. In addition, we determine whether a lease meets the classification criteria of a finance or operating lease at the lease commencement date considering whether: (i) the lease transfers ownership of the underlying asset to the lessee at the end of the lease term; (ii) the lease grants the lessee an option to purchase the underlying asset that the lessee is reasonably certain to exercise; (iii) the lease term is for a major part of the remaining economic life of the underlying asset; (iv) the present value of the sum of the lease payments and residual value guaranteed by the lessee equals or exceeds substantially all of the fair value of the underlying asset; and (v) the underlying asset is such a specialized nature that it is expected to have no alternative use to the lessor at the end of the lease term. As of March 31, 2021, our lease population consisted of real estate operating leases. As of March 31, 2021, the Company did not have finance leases.

Operating leases are included in Operating lease right-of-use (ROU) assets, Operating lease liabilities — current and Operating lease liabilities — long term in our condensed balance sheet. ROU assets represent our right to use the underlying assets for the lease term and lease liabilities represent our obligation to make lease payments arising from the leases. Operating lease ROU assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. In determining the present value of lease payments, if the rate implicit in the lease is not readily determinable, we use our incremental borrowing rate based on the information available at the lease commencement date. We determine the incremental borrowing rate based on an analysis of corporate bond yields with a credit rating similar to us. The determination of our incremental borrowing rate requires management judgment, including development of a synthetic credit rating and cost of debt, as we currently do not carry any debt. We believe that the estimates used in determining the incremental borrowing rate are reasonable based upon current facts and circumstances. Applying different judgment to the same facts and circumstances could yield a different incremental borrowing rate. The operating lease ROU assets also include adjustments for prepayments and accrued lease payments and exclude lease incentives. ROU assets and lease liabilities may include options to extend or terminate leases if it is reasonably certain that we will exercise such options. Lease payments which are fixed and determinable are amortized as rent and lease expense on a straight-line basis over the expected lease term. Variable lease costs, which are dependent on usage, a rate or index, including common area maintenance charges, are expensed as incurred. Lease agreements that include lease and non-lease components are accounted for as a single lease component. Lease agreements with non-cancelable terms of less than 12 months are not recorded on our condensed balance sheets.

Concentration of Credit Risk and Other Risks and Uncertainties

Financial instruments that potentially subject us to a concentration of credit risk consist primarily of cash and cash equivalents and investments. We invest in money market funds, U.S. Treasury securities, U.S. government agency securities, corporate debt and commercial paper. We maintain bank deposits in federally insured financial institutions and these deposits may exceed federally-insured limits. We are exposed to credit risk in the event of a default by the financial institutions holding our cash and issuers of investments to the extent recorded on the condensed balance sheets. Our investment policy limits investments to money market funds, certain types of debt securities issued by the U.S. Government and its agencies, corporate debt and commercial paper, and places restrictions on the credit ratings, maturities and concentration by type and issuer. We have not experienced any significant losses on our deposits of cash, cash equivalents or investments.

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

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASC 842, which requires lessees to recognize leases on the balance sheet and disclose key information about leasing arrangements. The new standard establishes a ROU model that requires a lessee to recognize a ROU asset and a lease liability on the balance sheet for all leases with a term longer than 12 months. Under ASC 842, leases will be classified as either finance leases or operating leases, with classification affecting the pattern and classification of expense recognition in the income statement.

The new standard is effective for us on January 1, 2022, with early adoption permitted. We early adopted the new standard effective January 1, 2021 using the modified retrospective transition approach. Upon adoption on January 1, 2021, we recognized ROU assets and lease liabilities totaling $0.9 million and $0.9 million, respectively, to reflect the present value of remaining lease payments under existing lease arrangements. The difference between the leased assets and lease liabilities represents the existing deferred rent liabilities balance resulting from historical straight-lining of operating leases for our facilities, which was reclassified upon adoption to reduce the measurement of the leased assets. The balance of our deferred rent liabilities, which was reclassified to reduce the ROU assets upon adoption, was immaterial. We applied the modified retrospective transition approach and did not recast prior periods. Although we applied this approach, we did not have a cumulative effect adjustment to the opening balance of our retained deficit upon adoption. As permitted by the standard, we elected the transition practical expedient package, which among other things, allows the carryforward of historical lease classifications.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740). The amendments in ASU 2019-12 simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify U.S. GAAP or other areas of Topic 740 by clarifying and amending existing guidance. The new standard was effective for us on January 1, 2021 and for interim periods within 2021. The adoption of ASU 2019-12 did not have a material impact on our financial statements.

Recently Issued Accounting Pronouncements – Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and has subsequently issued related amendments, collectively referred to as “Topic 326.” Topic 326 requires that financial assets measured at amortized cost be presented at the net amount expected to be collected. The measurement of expected credit losses is based on historical experience, current conditions and reasonable and supportable forecasts that affect collectability. Topic 326 also eliminates the concept of “other-than-temporary” impairment when evaluating available-for-sale debt securities and instead focuses on determining whether any impairment is a result of a credit loss or other factors. An entity will recognize an allowance for credit losses on available-for-sale debt securities rather than an other-than-temporary impairment that reduces the cost basis of the investment. Topic 326 is effective for fiscal years beginning after December 15, 2022 and interim periods within those fiscal years. Early adoption is permitted. We are currently assessing the impact of this standard to our financial statements and related disclosures.

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

Level 1 securities consist of highly liquid money market funds for which the carrying amounts approximate their fair values due to their short maturities. U.S. Treasury securities are valued using Level 1 inputs based on unadjusted, quoted prices in active markets that are observable at the measurement date for identical assets or liabilities. Level 2 securities, consisting of corporate debt, commercial paper and U.S. government agency securities, are measured based on other observable inputs, including broker or dealer quotations or alternative pricing sources. When quoted prices in active markets for identical assets or liabilities are not available, we rely on non-binding quotes from our investment managers, which are based on proprietary valuation models of independent pricing services. These models generally use inputs such as observable market data, quoted market prices for similar instruments or historical pricing trends of securities relative to our peers. To validate the fair value determinations provided by our investment managers, we review the pricing movement in the context of overall market trends and trading information from our investment managers. In addition, we assess the inputs and methods used in determining the fair value in order to determine the classification of securities in the fair value hierarchy. We had no Level 3 securities either as of March 31, 2021 or December 31, 2020.

There were no transfers within the hierarchies during the three months ended March 31, 2021 or the year ended December 31, 2020.

We invested in money market funds as of December 31, 2020. In January 2021, we started to invest some of our funds in corporate debt, commercial paper, U.S. Treasury securities and U.S. agency securities in addition to money market funds. The following tables set forth our financial instruments measured at fair value on a recurring basis by level within the fair value hierarchy at March 31, 2021 and December 31, 2020:

		March 31, 2021
	Fair Value Hierarchy Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Assets		(in thousands)
Cash and cash equivalents:
Cash	Level 1	$26,226	$—	$—	$26,226
Money market funds(1)	Level 1	113,718	—	—	113,718
Commercial paper(1)	Level 2	58,997	—	(2)	58,995
Total cash and cash equivalents		$198,941	—	$(2)	198,939
Investments:
U.S. Treasury securities	Level 1	35,431	—	(5)	35,426
Commercial paper	Level 2	89,931	—	(12)	89,919
Corporate debt	Level 2	37,517	—	(28)	37,489
U.S. government agency securities	Level 2	9,100	—	—	9,100
Total investments		171,979	—	(45)	171,934

Total assets measured at fair value		$370,920	$—	$(47)	$370,873

		December 31, 2020
	Fair Value Hierarchy Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Assets		(in thousands)
Cash and cash equivalents:
Cash	Level 1	$4,788	$—	$—	$4,788
Money market funds(1)	Level 1	381,412	—	—	381,412
Total assets measured at fair value		$386,200	$—	$—	$386,200

(1)	Included within cash and cash equivalents on the condensed balance sheets.

The following table presents the contractual maturities of our investments as of March 31, 2021 (in thousands):

March 31, 2021
Fair Value
Due in less than one year	$122,180
Due in one to five years	49,754
Total	$171,934

4. Balance Sheet Details

Property and Equipment, Net

Property and equipment, net as of March 31, 2021 and December 31, 2020 consisted of the following:

	March 31,	December 31,
	2021	2020
	(in thousands)
Furniture and equipment	$397	$397
Computers and computer software	111	111
Lab equipment	7,027	4,739
Leasehold improvements	1,903	1,903
Construction in progress	—	219
Total property and equipment	9,438	7,369
Less: accumulated depreciation and amortization	(4,444)	(4,097)
Property and equipment, net	$4,994	$3,272

Depreciation and amortization expense for the three months ended March 31, 2021 and 2020 was $0.3 million and $0.4 million, respectively. None of the amortization expense for the three months ended March 31, 2021 or 2020 relates to capital lease amortization expense.

Accrued Expenses

Accrued expenses as of March 31, 2021 and December 31, 2020 consisted of the following:

	March 31,	December 31,
	2021	2020
	(in thousands)
Preclinical studies	$4,178	$2,844
Professional fees	925	490
Other accrued expenses	671	432
Total	$5,774	$3,766

5. Leases

Operating Lease Obligations

In July 2016, we entered into a five-year lease agreement for our current headquarters facility located in Foster City, California. The original term of the lease was from September 1, 2016 to August 31, 2021, with two 30-month renewal options. In July 2019, we leased another facility in Foster City, California as a result of growth in personnel and lab space requirements. The original term of this lease was from July 1, 2019 to October 31, 2021, with no renewal options. In November 2020, we extended the terms of both of these leases for six months to March 1, 2022 and April 30, 2022, respectively. We also leased an office in San Diego, California with a lease term that ended on April 30, 2021.

In January 2021, we entered into a lease agreement for our new corporate headquarters facility to be located in San Carlos, California and a license agreement for temporary lab and office space in Palo Alto, California. The lease term for our new corporate headquarters facility began on January 22, 2021 and will expire 48 months from the first day of the first full month following the earlier to occur of (i) January 21, 2022 or (ii) the date that the tenant improvements are substantially completed. We have two 60-month renewal options. The license agreement for temporary space in Palo Alto will terminate when the San Carlos office leasehold improvements are completed and we move into our new corporate headquarters. These two leases are accounted for as a combined lease because the contracts were negotiated as a package with the same commercial objective.

We early adopted ASC 842 and its associated amendments as of January 1, 2021 using the modified retrospective transition approach by applying the new standard to all leases existing at the date of the initial adoption and not restating comparative periods. We elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed us to carryforward the historical lease classification of those leases in place as of January 1, 2021. The adoption of ASC 842 resulted in an increase to total assets and liabilities due to the recording of operating lease ROU assets and operating lease liabilities of $0.9 million and $0.9 million, respectively, as of January 1, 2021. ROU assets and lease liabilities are recognized based on the present value of the fixed and in-substance fixed lease payments over the lease terms at their respective commencement dates. The ROU assets also include any initial direct costs incurred and lease payments made at or before the commencement date and are reduced by lease incentives. In determining the present value of lease payments, since the rate implicit in the lease is generally not readily determinable, we use our incremental borrowing rate, which requires management’s judgment, including for the development of a synthetic credit rating and the cost of debt as we currently do not carry any debt. Variable lease costs, which are dependent on usage, a rate or index, including common area maintenance charges for our real estate leases, are expensed as incurred.

Upon commencement of the Palo Alto lease in March 2021, we recorded a right-of-use asset and lease liability of $0.3 million and $0.3 million, respectively. The right-of-use asset and lease liability associated with the San Carlos lease will be recorded upon the date that the tenant improvements are substantially completed, which we anticipate will occur by the end of 2021 or early 2022. Because the Palo Alto and the San Carlos leases are accounted for as a combined lease, lease payments and lease incentives are allocated between the two leases.

Information related to our ROU assets and related lease liabilities was as follows (dollar amounts in thousands):

March 31,
2021
Cash paid for operating lease liabilities	$223
Right-of-use assets recognized in exchange for new lease obligations	1,028
Current operating lease liabilities	833
Non-current operating lease liabilities	295
Weighted-average remaining lease term (in years)	0.89
Weighted-average discount rate	6.50%

Maturities of lease liabilities as of March 31, 2021 were as follows:

Years ending December 31,	(in thousands)
Remainder of 2021(1)	$(251)
2022	487
2023	379
2024	388
2025	398
Thereafter	—
Total future undiscounted lease payments	1,401
Less: Imputed interest	(273)
Total lease liabilities	$1,128

(1)	Maturities for 2021 is net of lease incentives of $0.9 million allocated to the Palo Alto office.

Future minimum payments required under operating leases as of December 31, 2020 were as follows:

Years ending December 31,	(in thousands)
2021	$742
2022	190
Total future minimum payments	$932

Rent expense recognized under the leases was $0.4 million and $0.2 million for the three months ended March 31, 2021 and 2020, respectively.

6. Commitments and Contingencies

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

Guarantees and Indemnifications

In the normal course of business, we enter into agreements that contain a variety of representations and provide for general indemnification. Our exposure under these agreements is unknown because it involves claims that may be made against us in the future. To date, we have not paid any claims or been required to defend any action related to our indemnification obligations. As of March 31, 2021, we did not have any material indemnification claims that were probable or reasonably possible and consequently have not recorded related liabilities.

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

Development and Manufacturing Services Agreement

On October 21, 2016, we entered into a development and manufacturing services agreement, as amended, with Lonza (the “Lonza DMSA”), pursuant to which Lonza is obligated to perform services including manufacturing process development and the manufacture of components for VAX-24, including the polysaccharide antigens, our proprietary eCRM protein carrier and conjugated drug substances.

In September 2017, we and Lonza agreed to defer the completion payments for any stage that commences after December 31, 2019 or has not been completed by December 31, 2019 until the earlier of the completion of all Investigational New Drug (“IND”)-enabling activities or December 31, 2020. In March 2020, Lonza agreed to defer the completion payments until the earlier of the completion of all IND-enabling activities or April 30, 2021. In April 2021, Lonza further agreed to defer 50% of the completion payments until the earlier of the completion of all IND-enabling activities or December 31, 2021.

In June 2018, we and Lonza entered into a letter agreement pursuant to which we agreed to certain terms for potential future payments in shares of our common stock as partial satisfaction of future obligations to Lonza. This agreement states that the initial pre-IND cash payments will be subject to a specified dollar cap (the “Initial Cash Cap”). After the Initial Cash Cap has been reached, we have the option to make any further pre-IND payments owed to Lonza in cash, in shares of our common stock at then market prevailing prices, or a combination of both, at our election, provided that (i) Lonza may elect to receive up to 25% of pre-IND payments in shares of our common stock, up to a maximum of $2.5 million, and (ii) we may issue no more than $10.0 million of pre-IND payments in shares of our common stock. The Initial Cash Cap had not been reached as of March 31, 2021. As such, no amount has been recorded with respect to the potential future payments above the Initial Cash Cap at March 31, 2021 and December 31, 2020. In April 2021, we reached the Initial Cash Cap and notified Lonza that we would be exercising our option to issue approximately $10.0 million in shares of our common stock as payment for a portion of pre-IND payments due April 30, 2021.

In October 2018, we entered into a second development and manufacturing services agreement with Lonza (the “Lonza 2018 DMSA,” and together with the Lonza DMSA, the “Lonza Agreements”), pursuant to which Lonza is obligated to perform services including manufacturing process development and the manufacture and supply of VAX-24 finished drug product.

Under the Lonza Agreements, we will pay Lonza agreed-upon fees for Lonza’s performance of manufacturing services, and we will reimburse Lonza for its out-of-pocket costs associated with purchasing raw materials, plus a customary handling fee. Each Lonza Agreement is managed by a steering committee and any dispute at the steering committee will be resolved by senior executives of the parties.

7. Redeemable Convertible Preferred Stock

There were no shares of redeemable convertible preferred stock authorized or outstanding as of March 31, 2021.

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

8. Common Stock

Our certificate of incorporation authorizes us to issue up to 500,000,000 shares of common stock with $0.001 par value per share, of which 51,338,801 and 51,071,593 shares were issued and outstanding as of March 31, 2021 and December 31, 2020, respectively. The holders of our common stock are also entitled to receive dividends whenever funds are legally available, when and if declared by our board of directors. As of March 31, 2021 and December 31, 2020, no dividends have been declared. Each share of common stock is entitled to one vote.

Common stock reserved for future issuance under the 2020 Equity Incentive Plan (the “2020 Plan”) and the 2014 Equity Incentive Plan (the “2014 Plan”) was as follows, and excludes 66,982 shares issued outside of the 2014 Plan and 2020 Plan:

	March 31,	December 31,
	2021	2020
Options issued and outstanding	4,863,399	5,188,531
Shares available for future stock option grants	7,262,652	4,651,149
Total	12,126,051	9,839,680

9. Warrants

In connection with our IPO in June 2020, our outstanding warrants were automatically net exercised for an aggregate 46,869 shares of common stock.

10. Equity Incentive Plans

2020 and 2014 Equity Incentive Plans

In June 2020, our board of directors adopted, and our stockholders approved, the 2020 Plan, which became effective on June 11, 2020. Under the 2020 Plan, we may grant stock options, appreciation rights, restricted stock and restricted stock units to employees, consultants and directors. Stock options granted under the 2020 Plan may be either incentive stock options or nonqualified stock options. Incentive stock options may be granted only to our employees, including officers and directors who are also employees. Nonqualified stock options may be granted to our employees, officers, directors, consultants and advisors. The exercise price of stock options granted under the 2020 Plan must be at least equal to the fair market value of the common stock on the date of grant, except that an incentive stock option granted to an employee who owns more than 10% of the shares of our common stock shall have an exercise price of no less than 110% of the fair value per share on the grant date and expire five years from the date of grant. The maximum term of stock options granted under the 2020 Plan is 10 years, unless subject to the provisions regarding 10% stockholders. Our stock options granted to new employees generally vest over four years at a rate of 25% upon the first anniversary of the vesting commencement date and monthly thereafter. Our other stock options granted to employees generally vest on terms consistent with stock options granted to new employees or monthly over four years from the vesting commencement date. A total of 10,150,000 shares of common stock were approved to be initially reserved for issuance under the 2020 Plan. The number of shares that remained available for issuance under the 2014 Plan as of the effective date of the 2020 Plan and shares subject to outstanding awards under the 2014 Plan as of the effective date of the 2020 Plan that are subsequently canceled, forfeited or repurchased by us will be added to the shares reserved under the 2020 Plan. In addition, the number of shares of common stock available for issuance under the 2020 Plan will be automatically increased on the first day of each calendar year during the ten-year term of the 2020 Plan, beginning with January 1, 2021 and ending with January 1, 2030, by an amount equal to 5% of the outstanding number of shares of our common stock on December 31 of the preceding calendar year or such lesser amount as determined by our board of directors. Effective January 1, 2021, the number of shares of common stock available under the 2020 Plan increased by 2,553,579 shares pursuant to the evergreen provision. As of March 31, 2021, an aggregate of 7,262,652 shares of common stock were available for issuance under the 2020 Plan.

 Our 2014 Plan permitted the granting of incentive stock options, non-statutory stock options, restricted stock and other stock-based awards. Subsequent to the adoption of the 2020 Plan, no additional equity awards can be made under the 2014 Plan. As of March 31, 2021, 4,395,417 shares and 401,000 shares of common stock were subject to outstanding options under the 2014 Plan and 2020 Plan, respectively.

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

At March 31, 2021 and December 31, 2020, 10,189 and 15,056 shares, respectively, remained subject to our right of repurchase as a result of the early exercised stock options. The remaining liabilities related to early exercised shares as of March 31, 2021 and December 31, 2020 were both less than $0.1 million and were recorded in other liabilities.

Activity under our 2020 Plan and 2014 Plan, which excludes options to purchase 66,982 shares granted outside of the 2020 Plan and 2014 Plan, was as follows:

		Options Outstanding
Stock Option Activity	Options Available for Grant	Number of Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balances — December 31, 2020	4,651,149	5,121,549	$4.99
Additional shares authorized	2,553,579	—
Options granted	(79,000)	79,000	$26.56
Options exercised	—	(267,208)	$1.82
Options forfeited	136,924	(136,924)	$21.73
Balances — March 31, 2021	7,262,652	4,796,417	$5.05	7.95	$73,165
Vested and expected to vest — March 31, 2021		4,796,417	$5.05	7.95	$73,165
Exercisable at March 31, 2021		2,141,639	$2.37	6.97	$37,225

During the three months ended March 31, 2021 and 2020, 267,208 and 43,657 shares of stock options, respectively, were exercised for cash at a weighted-average price per share of $1.82 and $1.94, respectively. The weighted-average grant date fair value of options granted for the three months ended March 31, 2021 and 2020 was $17.70 and $2.58, respectively. The intrinsic value of the stock options exercised was $6.4 million and $0.1 million for the three months ended March 31, 2021 and 2020, respectively.

2020 Employee Stock Purchase Plan

In June 2020, our board of directors adopted, and our stockholders approved, the 2020 Employee Stock Purchase Plan (the “2020 ESPP”), which became effective on June 11, 2020. The 2020 ESPP permits participants to purchase common stock through payroll deductions of up to 15% of their eligible compensation. Employees enrolled in the 2020 ESPP purchase shares of common stock at a price per share equal to 85% of the lower of the fair market value at the start or end of the six-month purchase periods within the two-year offering period. A total of 650,000 shares of common stock were approved to be initially reserved for issuance under the 2020 ESPP. In addition, the number of shares of common stock available for issuance under the 2020 ESPP will be automatically increased on the first day of each calendar year during the ten-year term of the 2020 Plan, beginning with January 1, 2021 and ending with January 1, 2030, by an amount of 1% of the outstanding number of shares of our common stock on December 31st of the preceding calendar year or such lesser amount as determined by our board of directors. Effective January 1, 2021, the number of shares of common stock available under the 2020 ESPP increased by 510,715 shares pursuant to the evergreen provision. As of March 31, 2021, 1,133,250 shares of common stock were available for issuance under the 2020 ESPP.

Stock-based Compensation

We estimated the fair value of employee stock options using the Black-Scholes option-pricing model for the three months ended March 31, 2021 and 2020 using the following weighted-average assumptions:

	Three Months Ended March 31,
	2021	2020
Fair Value Assumptions
Expected volatility	81.0% - 82.5%	81.2% - 81.3%
Expected dividend yield	0%	0%
Expected term (in years)	5.5	6.0 - 6.1
Risk-free interest rate	0.5% - 1.0%	1.4%

We estimated the fair value of shares under the 2020 ESPP using the Black-Scholes option-pricing model for the three months ended March 31, 2021 and 2020 using the following weighted-average assumptions:

	Three Months Ended March 31,
	2021	2020
Fair Value Assumptions
Expected volatility	105.8% - 158.2%	N/A
Expected dividend yield	0%	N/A
Expected term (in years)	0.4 - 2.0	N/A
Risk-free interest rate	0.1% - 0.2%	N/A

We recorded total stock-based compensation expense for the three months ended March 31, 2021 and 2020 related to the 2014 Plan, the 2020 Plan and the 2020 ESPP in the condensed statements of operations and allocated the amounts as follows:

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Research and development	$683	$149
General and administrative	1,182	223
Total	$1,865	$372

11. Funding Arrangement

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

In July 2020, the CARB-X agreement was amended to increase the funding percentage for reimbursable expenses during the initial funding period from 50% to 90%. As a result, the initial funding amount increased from $1.6 million to $2.7 million. We anticipate that the increase in the funding percentage for reimbursable expenses may apply to future funding periods and, if so, the total funding amount over the four-year period, if the options to extend are exercised by CARB-X, would increase from the $15.1 million in the original agreement. In December 2020, we reached the maximum CARB-X funding limit for the initial funding period for our VAX-A1 program. We have submitted our funding proposal to CARB-X for the next period under our agreement.

Income from grants is recognized in the period during which the related specified expenses are incurred, provided that the conditions under which the grants were provided have been met. We recognized $0 and $0.3 million of grant income under this award and recorded the amounts in Other income (expense), net in the condensed statement of operations during the three months ended March 31, 2021 and 2020, respectively. A grant receivable of $0 and $0.3 million representing unreimbursed, eligible costs incurred under the CARB-X agreement was recorded and included in prepaid expenses and other current assets in the condensed balance sheets as of March 31, 2021 and December 31, 2020, respectively.

12. Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share and excludes shares which are legally outstanding, but subject to repurchase by us:

	Three Months Ended March 31,
	2021	2020
Net loss (in thousands)	$(21,220)	$(27,142)
Weighted-average shares outstanding used in computing net loss per share, basic and diluted	51,174,978	4,049,848
Net loss per share, basic and diluted	$(0.41)	$(6.70)

The following potentially dilutive securities were excluded from the computation of diluted net loss per share for the period presented because including them would have been antidilutive:

	Three Months Ended March 31,
	2021	2020
Stock options	4,863,399	3,470,732
Redeemable convertible preferred stock:
Series A	—	6,225,719
Series B	—	6,786,896
Series C	—	7,377,480
Series D	—	8,220,242
Common stock warrant	—	31,857
Redeemable convertible preferred stock warrant	—	59,276
Total	4,863,399	32,172,202

13. Income Taxes

In determining quarterly provisions for income taxes, we use the annual estimated effective tax rate applied to the actual year-to-date profit or loss, adjusted for discrete items arising in that period. Our annual estimated effective tax rate differs from the U.S. federal statutory rate primarily as a result of state taxes and changes in our valuation allowance against our deferred tax assets. For all periods presented, we have incurred net pre-tax losses in the United States. During the three months ended March 31, 2021, there were no material changes to our unrecognized tax benefits, and we do not expect to have any significant changes to unrecognized tax benefits through the end of the fiscal year. For the three months ended March 31, 2021, we reported zero tax provision. We do not have any tax audits or other issues pending.

On March 27, 2020, the President of the United States signed into law the Coronavirus Aid, Relief, and Economic Security Act (CARES Act). The CARES Act, among other things, includes certain income tax provisions for individuals and corporations; however, these benefits do not impact our current tax provision.

On December 21, 2020, the President of the United States signed into law the “Consolidated Appropriations Act, 2021” which includes further COVID-19 economic relief and extension of certain expiring tax provisions. The relief package includes a tax provision clarifying that businesses with forgiven Paycheck Protection Program (“PPP”), loans can deduct regular business expenses that are paid for with the loan proceeds. Additional pandemic relief tax measures include an expansion of the employee retention credit, enhanced charitable contribution deductions and a temporary full deduction for business expenses for food and beverages provided by a restaurant. These benefits do not have a material impact on our current tax provision.

14. Related Party Transactions

We have an ongoing relationship with Sutro Biopharma. In 2013, Sutro Biopharma provided support to facilitate the establishment of our Company. As of March 31, 2021 and December 31, 2020, Sutro Biopharma owned approximately 1.6 million shares of our common stock. As of December 31, 2019, Sutro Biopharma also owned warrants to purchase 31,857 shares of our common stock (the “Common Stock Warrant”) at an exercise price of $0.79289 per share and 59,276 shares of our Series C redeemable convertible stock (the “Preferred Stock Warrant”) at an exercise price of $11.5215 per share. The Common Stock Warrant and the Preferred Stock Warrant were automatically net exercised pursuant to their terms for 30,278 shares and 16,591 shares, respectively, of our common stock in connection with the IPO. In the agreements and amendments identified herein, we licensed certain intellectual property and acquired certain supply rights from Sutro Biopharma, including the right to use the XpressCF platform to discover and develop vaccine candidates for the treatment or prophylaxis of infectious diseases. On October 12, 2015, we and Sutro Biopharma (“the Parties”) entered into the Sutro Biopharma License Agreement, which amended and restated an agreement dated August 1, 2014. The Sutro Biopharma License Agreement was subsequently amended on May 9, 2018 (“License Amendment A1”) and May 29, 2018 (“License Amendment A2”). In consideration for the License Amendment A2, we issued to Sutro Biopharma the Preferred Stock Warrant to purchase 59,276 shares of Series C redeemable convertible preferred stock at a purchase price of $11.5215 per share. We also entered into a separate supply agreement with Sutro Biopharma on May 29, 2018 (the “Sutro Biopharma Supply Agreement”).

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

We recognized expense related to the Supply Agreement of $1.6 million and $0 for the three months ended March 31, 2021 and 2020, respectively. In addition, we recorded $0 and $0.2 million in changes in the fair value of the Preferred Stock Warrant for the three months ended March 31, 2021 and 2020, respectively.  The expense related to the changes in the fair value of the warrant is included in research and development expenses in the condensed statements of operations and comprehensive loss. Accrued expenses payable to Sutro Biopharma were $1.9 million and $0.7 million as of March 31, 2021 and December 31, 2020, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed financial statements and related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements and notes thereto for the year ended December 31, 2020 filed with the Securities and Exchange Commission, or the SEC, on March 29, 2021. This discussion and analysis contains forward-looking statements based upon our current beliefs, plans and expectations that involve risks, uncertainties and assumptions, such as statements regarding our plans, objectives, expectations, intentions and beliefs. Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. You should carefully read the “Risk Factors” section of this Quarterly Report on Form 10-Q to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements. Please also see the section titled “Special Note Regarding Forward-Looking Statements.”

Overview

We are a next-generation vaccine company seeking to improve global health by developing superior and novel vaccines designed to prevent or treat some of the most common and deadly infectious diseases worldwide. Our cell-free protein synthesis platform enables us to design and produce protein carriers and antigens, the critical building blocks of vaccines, in ways that we believe conventional vaccine technologies currently cannot. Our pipeline includes pneumococcal conjugate vaccine, or PCV, candidates that we believe are among the most broad-spectrum PCV candidates currently in development, targeting the $7 billion global pneumococcal vaccine market. Our lead vaccine candidate is VAX-24, a 24-valent investigational PCV. We anticipate submitting our initial investigational new drug, or IND, application to the U.S. Food and Drug Administration, or FDA, for VAX-24 between January and June 2022 and initiating our Phase 1/2 clinical proof-of-concept study in adults thereafter. We expect to announce topline data from this study between late 2022 and early 2023. Our second PCV candidate, known as VAX-XP, leverages our scalable and modular platform and builds on the technical proof of concept established by VAX-24 and, if approved, would expand the breadth of coverage to at least 30 strains without compromising immunogenicity due to carrier suppression. In addition to our PCV franchise, we are developing VAX-A1, a novel conjugate vaccine candidate for Group A Strep, and VAX-PG, a novel protein vaccine candidate targeting the keystone pathogen responsible for periodontitis, and other discovery-stage programs.

Since January 1, 2021, key developments affecting our business include the following:

•

Advanced VAX-24 IND-Enabling Activities: We continued to progress several initiatives for VAX-24 in connection with our anticipated IND application submission to the FDA and ensuing Phase 1/2 clinical proof-of-concept study initiation. Among other activities, we made substantive progress toward completion of the final stage of production of the 24 good manufacturing practice, or GMP, conjugated drug substances.

•

Progressed and reported new data for VAX-XP program: As part of our strategy to maximize the optionality and value of our PCV franchise, we have continued to advance VAX-XP, our broader-spectrum PCV candidate designed to cover at least 30 strains. In March, we announced new data for VAX-XP that further demonstrate the potential benefits of our scalable technology platform and the reproducibility of data with conjugates produced at larger scale. Results from a preclinical proof-of-concept study showed that in rabbit models for VAX-XP compared to more than 30 different pneumococcal serotypes, including all of those contained in Prevnar 13, the VAX-XP IgG immune responses were superior to polysaccharide-only serotypes and comparable to Prevnar 13 in the common 13 strains.

•

Advanced and published data for VAX-A1 program: We advanced VAX-A1, our novel conjugate vaccine candidate designed to prevent infections from Group A Strep, a human pathogen causing pharyngitis, or strep throat, and certain severe invasive infections such as sepsis, toxic shock syndrome and necrotizing fasciitis. Based on the progress of the program, and consistent with target timelines, we nominated the final VAX-A1 vaccine candidate in the first quarter of 2021. In January 2021, we announced the publication of preclinical data in the journal Infectious Microbes & Diseases, which showed that VAX-A1 demonstrated meaningful protection against systemic and soft tissue infection after challenge with no evidence of cross-reactivity with human tissue.

•	Published New Research Supporting VAX-24 and our Technology Platform: Since the beginning of 2021, we published preclinical VAX-24 data as well as research supporting our technology platform.

o

The paper, “Non-clinical Immunological Comparison of a Next-Generation 24-Valent Pneumococcal Conjugate Vaccine (VAX-24) Using Site-Specific Carrier Protein Conjugation to the Current Standard of Care (PCV13 and

PPV23),” published in May in the journal Vaccine, uses a rabbit model to evaluate the immune response of Vaxcyte’s 24-valent PCV candidate compared to Prevnar13® (PCV13) and Pneumovax®23 (PPV23). In this study, all serotype conjugates (pneumococcal strains) in VAX-24 met the primary objective to elicit immune responses that were more robust compared to PPV23 and at least comparable to PCV13.

o

The paper, “Site‑specific antigen‑adjuvant conjugation using cell‑free protein synthesis enhances antigen presentation and CD8+ T‑cell response,” was published in March in the journal Scientific Reports, and demonstrated an enhanced CD8 positive T-cell response by directly conjugating an adjuvant to a candidate antigen. This expansion of our site-specific technology platform has potential application in viral vaccines where an enhanced CD8 T-cell response is required.

•

Strengthened leadership team and advisory board with key appointments: In April 2021, we appointed Janet Graesser as Vice President of Corporate Communications and Investor Relations. Mrs. Graesser brings to us over 20 years of healthcare communications experience and expertise across a variety of areas, including corporate communications and strategy, public relations and organizational communications. She dedicated 13 years of her career working at leading healthcare communications firms, ultimately serving as an Executive Vice President, delivering communications strategy and implementation to biotech, pharmaceutical and consumer health companies, including Amgen, GlaxoSmithKline (“GSK”), Johnson & Johnson (“J&J”), Pfizer and Merck. She went on to hold an operating role at J&J with responsibility for internal and external communications across seven J&J medical device companies, including Cordis. Mrs. Graesser remained in a senior leadership role with Cordis when it was acquired by Cardinal Health, ultimately serving as the Vice President of Global Communications and Strategy Implementation. Mrs. Graesser went on to establish her own consulting practice that successfully supported both large and small biotech companies. In February 2021, we added William Hausdorff, PhD to our Scientific Advisory Board. Dr. Hausdorff has worked on the development, clinical evaluation, registration, implementation and post-marketing assessment of a variety of vaccines over the past 30 years. Since 2018, Dr. Hausdorff has served as the Lead, Public Health Value Propositions for Vaccines at PATH, a global organization that works to accelerate health equity by bringing together public institutions, businesses, social enterprises, and investors to solve the world’s most pressing health challenges. Prior to joining PATH, he worked for 12 years at GSK Vaccines, eight years at Wyeth Vaccines and was previously at the Centers for Disease Control and Prevention. In his roles at GSK Vaccines and Wyeth Vaccines, he was involved in the development of Synflorix® and Prevnar 13®, respectively. Dr. Hausdorff received his PhD in Biology from The Johns Hopkins University and his BA in Biology from Carleton College.

Since our inception in November 2013, we have devoted substantially all of our resources to performing research and development, undertaking preclinical studies and enabling manufacturing activities in support of our product development efforts, acquiring and developing our technology and vaccine candidates, organizing and staffing our company, establishing our intellectual property portfolio and raising capital to support and expand such activities. We do not have any products approved for sale and have not generated any revenue from product sales. To date, we have financed our operations primarily with proceeds from the sales of our redeemable convertible preferred stock and our initial public offering, or IPO. Through March 31, 2021, we have raised approximately $569.5 million in gross proceeds from the sale of our capital stock. We will continue to require additional capital to develop our vaccine candidates and fund operations for the foreseeable future. Accordingly, until such time as we can generate significant revenue from sales of our vaccine candidates, if ever, we expect to finance our cash needs through public or private equity or debt financings, third-party (including government) funding and marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches.

We have incurred net losses in each year since inception and expect to continue to incur net losses in the foreseeable future. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending in large part on the timing of our preclinical studies, clinical trials and manufacturing activities, and our expenditures on other research and development activities. Our net loss was $21.2 million for the three months ended March 31, 2021. As of March 31, 2021, we had an accumulated deficit of $219.8 million. As of March 31, 2021, we had cash, cash equivalents and investments of $370.9 million, which we believe will be sufficient to fund our operating expenses and capital expenditure requirements through at least the completion and announcement of the topline data from our Phase 1/2 clinical proof-of-concept study of VAX-24 in adults, which we expect between late 2022 and early 2023, and to continue to advance our pipeline of other vaccine candidates.

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

For additional details regarding our relationship with Sutro Biopharma, see Note 14, “Related Party Transactions,” to our condensed financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Lonza

In October 2016, we entered into a development and manufacturing services agreement, as amended, with Lonza Ltd. (“Lonza”) (the “Lonza DMSA”), pursuant to which Lonza is obligated to perform services including manufacturing process development and the manufacture of components for VAX-24, including the polysaccharide antigens, our proprietary eCRM protein carrier and conjugated drug substances.

In September 2017, we and Lonza agreed to defer the completion payments for any stage that commences after December 31, 2019 or has not been completed by December 31, 2019 until the earlier of the completion of all IND-enabling activities or December 31, 2020. In March 2020, Lonza agreed to defer the completion payments until the earlier of the completion of all IND-enabling activities or April 30, 2021. In April 2021, Lonza further agreed to defer 50% of the completion payments until the earlier of the completion of all IND-enabling activities or December 31, 2021.

In June 2018, we entered into a letter agreement with Lonza, pursuant to which we agreed to certain terms for potential future payments in shares of our common stock as partial satisfaction of future obligations to Lonza. Specifically, we and Lonza agreed that the initial pre-IND cash payments made by us to Lonza are subject to a specified dollar cap, which we refer to as the Initial Cash Cap. After the Initial Cash Cap has been reached, then at our election, we can make any further pre-IND payments owed to Lonza in cash, in shares of our common stock at then market prevailing prices, or a combination of both, provided that (i) Lonza may elect to receive up to 25% of pre-IND payments in shares of our common stock, up to a maximum of $2.5 million, and (ii) we may issue no more than $10 million of pre-IND payments in shares of our common stock. The Initial Cash Cap had not been reached as of March 31, 2021. In April 2021, we reached the Initial Cash Cap and notified Lonza that we would be exercising our option to issue approximately $10.0 million in shares of our common stock as payment for a portion of pre-IND payments due April 30, 2021.

In October 2018, we entered into a second development and manufacturing services agreement with Lonza (the “Lonza 2018 DMSA,” and together with the Lonza DMSA, the “Lonza Agreements”), pursuant to which Lonza is obligated to perform services including manufacturing process development and the manufacture and supply of VAX-24 finished drug product.

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

In particular, the COVID-19 pandemic slowed raw material supply chains and travel restrictions delayed the qualification of key analytical equipment used in manufacturing and curtailed in-person contract manufacturing organization, or CMO, oversight of manufacturing, affecting our manufacturing processes. As the pandemic continues, we could see an additional impact on our ability to advance our programs, obtain supplies from our contract manufacturers or interact with regulators, ethics committees or other important agencies due to limitations in regulatory authority, employee resources or otherwise. In any event, if the COVID-19 pandemic continues and persists for an extended period of time, we could experience significant disruptions to our development timelines, which would adversely affect our business, financial condition, results of operations and growth prospects.

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

Other Income (Expense), Net

Other income (expense), net includes interest expense incurred on our capital leases for lab equipment, interest income earned from our cash, cash equivalents and investments, grant income, foreign currency transaction gains (losses) related to our Swiss Franc cash and liability balances and changes in the fair value of our redeemable convertible preferred stock tranche liability (see Note 2, “Basis of Presentation and Summary of Significant Accounting Policies,” Note 3, “Fair Value Measurements and Fair Value of Financial Instruments,” and Note 7, “Redeemable Convertible Preferred Stock,” to our condensed financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more detail).

Grant Income

In July 2019, CARB-X awarded us up to $1.6 million in initial funding to advance the development of a universal vaccine to prevent infections caused by Group A Strep Bacteria. In July 2020, the CARB-X agreement was amended to increase the funding percentage for reimbursable expenses during the initial funding period from 50% to 90%. As a result, the initial funding amount increased from $1.6 million to $2.7 million. Income is recognized as we incur and pay qualifying expenses over a period that ends on December 31, 2020. Qualifying expenses under this funding arrangement are recorded as a receivable when we have both incurred and paid the expenses. We recognized $0 and $0.3 million in grant income for funding research and development under this award during the three months ended March 31, 2021 and 2020, respectively. Grant income is included as a component of Other income (expense), net in the condensed statements of operations and comprehensive loss.

Results of Operations

Comparison of the Three Months Ended March 31, 2021 and 2020

The following table summarizes our results of operations for the periods presented:

	Three Months Ended March 31,		Change
	2021	2020	$	%
	(in thousands)
Operating expenses:
Research and development	$17,258	$24,315	$(7,057)	(29.0)%
General and administrative	5,885	3,281	2,604	79.4%
Total operating expenses	23,143	27,596	(4,453)	(16.1)%
Loss from operations	(23,143)	(27,596)	4,453	(16.1)%
Other income (expense), net:
Interest expense	—	(7)	7	(100.0)%
Interest income	61	135	(74)	(54.8)%
Grant income	—	329	(329)	(100.0)%
Foreign currency transaction gains (losses)	1,862	(3)	1,865	*
Total other income (expense), net	1,923	454	1,469	323.6%
Net loss	$(21,220)	$(27,142)	$5,922	(21.8)%

*	not meaningful

Operating Expenses

Research and Development Expenses

The following table summarizes our research and development expenses for the periods presented:

	Three Months Ended March 31,		Change
	2021	2020	$	%
	(in thousands)
Product and clinical development (1)	$8,362	$19,727	$(11,365)	(57.6)%
Personnel-related	4,009	1,956	2,053	105.0%
Professional and consulting services	1,035	1,052	(17)	(1.6)%
Research and development consumables	1,823	95	1,728	*
Facility related and other allocated	1,219	743	476	64.1%
Laboratory supplies and equipment	621	359	262	73.0%
Other (2)	189	383	(194)	(50.7)%
Total research and development expenses	$17,258	$24,315	$(7,057)	(29.0)%

(1)	Includes expenses for third-party manufacturing and outsourced contract services, including preclinical studies and outsourced assays.
(2)	Includes travel-related expenses, warrant expense and other miscellaneous office expenses.
*	not meaningful

Research and development expenses decreased by $7.1 million, or 29.0%, during the three months ended March 31, 2021 compared to the corresponding period in 2020. The decrease was primarily attributable to a decrease of $11.4 million in product and clinical development expenses mainly related to our lead vaccine candidate, VAX-24, driven by decreases of $10.2 million in outsourced manufacturing activities and $1.1 million in outsourced research services due to the completion of the eCRM and polysaccharide GMP campaigns in 2020, partially offset by increases in VAX-24 drug substance and drug product activities and VAX-XP activities. The increase in personnel-related expenses of $2.1 million was primarily due to increased salaries, benefits and stock-based compensation expense related to the increase in the number of employees to support the expanded activities in research and development. The increase of $1.7 million in research and development consumables was primarily due to expenses related to extracts and reagents incurred during the first quarter of 2021 for our VAX-XP program.

General and Administrative Expenses

General and administrative expenses increased by $2.6 million, or 79.4%, during the three months ended March 31, 2021 compared to the corresponding period in 2020. The increase was mainly due to increases of $2.1 million in personnel-related expenses related to higher stock-based compensation expense resulting from an increase in the number of options granted and an increase in the fair value of our common stock affecting the valuation of new option grants during 2020, as well as growth in the number of employees in our general and administrative functions, and $0.5 million in other expenses primarily due to an increase in directors and officers liability insurance expense as a public company.

Other Income (Expense), Net

Other income (expense), net increased by $1.5 million, or 323.6%, during the three months ended March 31, 2021 compared to the corresponding period in 2020. The increase was primarily due to unrealized gains from increases in Swiss Franc payables and accrued liabilities and the appreciation of the U.S. dollar against the Swiss Franc. This increase was partially offset by a decrease of $0.3 million in grant income for the CARB-X program, which reached its funding limit in December 2020.

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operations from inception through March 31, 2021. We have funded our operations to date primarily through equity financings totaling approximately $569.5 million in aggregate gross proceeds and $545.2 million net of underwriting discounts, commissions and offering expenses. As of March 31, 2021, we had $198.9 million of cash and cash equivalents, $171.9 million in investments and an accumulated deficit of $219.8 million.

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

We believe that our existing cash, cash equivalents and investments as of the date of this Quarterly Report on Form 10-Q will be sufficient to fund our operating expenses and capital expenditure requirements through at least the completion and announcement of the topline data from our Phase 1/2 clinical proof-of-concept study of VAX-24 in adults, which we expect between late 2022 and early 2023, and to continue to advance our pipeline of other vaccine candidates. However, we will need to raise additional capital prior to commencing pivotal trials for any of our vaccine candidates. Until we can generate a sufficient amount of revenue from the commercialization of our vaccine candidates or from collaboration agreements with third parties, if ever, we expect to finance our future cash needs through public or private equity or debt financings, third-party (including government) funding and marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches. The sale of equity or convertible debt securities may result in dilution to our stockholders and, in the case of preferred equity securities or convertible debt, those securities could provide for rights, preferences or privileges senior to those of our common stock. Debt financings may subject us to covenant limitations or restrictions on our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Our ability to raise additional funds may be adversely impacted by deteriorating global economic conditions and the recent disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic. There can be no assurance that we will be successful in acquiring additional funding at levels sufficient to fund our operations or on terms favorable or acceptable to

us. If we are unable to obtain adequate financing when needed or on terms favorable or acceptable to us, we may be forced to delay, reduce the scope of or eliminate one or more of our research and development programs.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Net cash used in operating activities	$(13,205)	$(13,633)
Net cash used in investing activities	(173,391)	(349)
Net cash provided by financing activities	487	109,797
Effect of exchange rate changes on cash and cash equivalents	(281)	—
Net (decrease) increase in cash, cash equivalents and restricted cash	$(186,390)	$95,815

Cash Flows from Operating Activities

Net cash used in operating activities for the three months ended March 31, 2021 was $13.2 million, which primarily resulted from a net loss of $21.2 million, partially offset by a net change in our operating assets and liabilities of $5.5 million and non-

cash charges of $2.5 million. The net change in operating assets and liabilities of $5.5 million was primarily due to increases in accrued manufacturing expenses of $2.5 million related to outsourced manufacturing activities, accounts payable of $2.2 million resulting from the deferral of completion payments until April 2021 and December 2021 in accordance with our contract with Lonza (see Note 6, “Commitments and Contingencies” under Item 1 of this Quarterly Report on Form 10-Q for further details), and accrued expenses of $1.1 million related primarily to increases in contract research services related to the VAX-24 program. Non-cash charges primarily consisted of $1.9 million in stock-based compensation expense and $0.3 million in depreciation and amortization.

Net cash used in operating activities for the three months ended March 31, 2020 was $13.6 million, which primarily resulted from a net loss of $27.1 million, partially offset by a net change in operating assets and liabilities of $12.6 million and non-cash charges of $0.9 million. The net change in operating assets and liabilities of $12.6 million was primarily due to increases in accrued manufacturing expenses of $13.2 million related to outsourced manufacturing activities and accrued expenses of $1.2 million resulting primarily from increases in legal fees from our Series D preferred stock financing and patent filings, partially offset by a $1.0 million increase in prepaid expenses and other current assets related to prepaid license fees of various systems and prepaid costs related to contract manufacturing activities and a $0.7 million decrease in accounts payable due to timing of payments. Non-cash charges primarily consisted of $0.4 million in depreciation and amortization and $0.4 in stock-based compensation expense.

Cash Flows from Investing Activities

Cash used in investing activities for the three months ended March 31, 2021 was $173.4 million which related primarily to $172.1 million of purchases of investments and $1.2 million of purchases of lab equipment.

Cash used in investing activities for the three months ended March 31, 2020 was $0.3 million, which related primarily to purchases of lab equipment.

Cash Flows from Financing Activities

Cash provided by financing activities for the three months ended March 31, 2021 was $0.5 million, which primarily consisted of proceeds from exercise of common stock options.

Cash provided by financing activities for the three months ended March 31, 2020 was $109.8 million, which primarily consisted of net proceeds from the issuance of our Series D redeemable convertible preferred stock.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commitments at March 31, 2021:

	Payments Due by Period
	Less			More
	than	1 - 3	3 - 5	than
	1 Year	Years	Years	5 Years	Total
	(in thousands)
Operating lease obligations(1)	$(69)	$781	$689	$—	$1,401
Total	$(69)	$781	$689	$—	$1,401

(1)

Consists of our office lease in Palo Alto, California that is estimated to expire in January 2022 and our office leases in Foster City, California that expire in March 2022 and April 2022. The amount in the Less than 1 Year column is net of lease incentives allocated to the Palo Alto office. The amounts included in the 1-3 Years and 3-5 Years columns include lease payments for the San Carlos office that are allocated to the Palo Alto office as a result of accounting for the leases as a combined lease. See footnote 5, “Leases” under Part I, Item 1 of this Quarterly Report on Form 10-Q.

The contractual obligations table above does not include lease payments allocated to the San Carlos office of approximately $25.1 million to be paid over the four years beginning with the rent commencement date of the lease. Lease payments for the San Carlos office will be finalized upon the rent commencement date of the lease, which we anticipate will occur by the end of 2021 or early 2022.

We have certain payment obligations under various license agreements. Under these agreements, we are required to make milestone payments upon successful completion and achievement of certain intellectual property, clinical, regulatory and sales milestones. The payment obligations under the license agreements are contingent upon future events such as our achievement of specified development, clinical, regulatory and commercial milestones, and we will be required to make development milestone payments and royalty payments in connection with the sale of products developed under these agreements. As the achievement and timing of these future milestone payments are not probable or estimable, such amounts have not been included in our balance sheets as of March 31, 2021 or December 31, 2020, or in the contractual obligations table above. See Note 14, “Related Party Transactions,” to our condensed financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Except as disclosed in Note 2, “Basis of Presentation and Summary of Significant Accounting Policies” to our condensed financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, there have been no significant changes in our critical accounting policies during the three months ended March 31, 2021, as compared with those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 29, 2021.

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

We will remain an emerging growth company until the earliest of (i) the last day of our first fiscal year in which we have total annual gross revenues of $1.07 billion or more, (ii) December 31, 2025, (iii) the date on which we are deemed to be a “large accelerated filer,” under the rules of the SEC, which means the market value of equity securities that is held by non-affiliates exceeds $700.0 million as of the prior June 30th and (iv) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Recently Adopted Accounting Pronouncements

See Note 2, “Basis of Presentation and Summary of Significant Accounting Policies,” to our condensed financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Our cash and cash equivalents as of March 31, 2021 and December 31, 2020 consisted of readily available checking and money market funds. As of March 31, 2021, we also invested in U.S. Treasury securities, U.S. government agency securities, corporate debt and commercial paper. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the nature of the instruments in our portfolio, a sudden change in market interest rates would not be expected to have a material impact on our financial condition or results of operations. We believe that our exposure to interest rate risks is not significant and that a hypothetical 10% movement in market interest rates would not have a significant impact on the total value of our portfolio or our interest income. In addition, we do not believe that our cash and cash equivalents have significant risk of default or illiquidity.

Foreign Currency Risk

We are exposed to market risk related to changes in foreign currency exchange rates, mainly relating to our contract with Lonza, our contract manufacturing organization in Switzerland. We have also entered into a limited number of contracts with other parties with payments denominated in foreign currencies. Payments under these contracts are made in foreign currencies and are subject to fluctuations in foreign currency rates. We do not currently have a formal program in place to hedge foreign currency risks. However, from time to time, we buy Swiss Francs, or CHF, which is the majority of our foreign currency exposure, at market and are holding CHF in our bank accounts. As of March 31, 2021 and December 31, 2020, we had approximately $26.4 million and $4.3 million held at one financial institution. As of March 31, 2021 and December 31, 2020, we had foreign currency denominated accounts payable and accrued expenses of $44.4 million and $41.2 million, respectively. To date, foreign currency transaction gains and losses have not been material to our financial statements. The following table shows the impact of a hypothetical 10% increase or decrease in current exchange rates on our net assets as of March 31, 2021 and our net loss for the three months ended March 31, 2021:

	Impact on Net Assets as of March 31, 2021	Impact on Net Loss for the Three Months Ended March 31, 2021
Hypothetical Change in Currency Exchange Rates	(in thousands)
10% increase	$(1,804)	$(2,702)
10% decrease	$1,804	$2,702

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

Our management, with the participation of Chief Executive Officer, or CEO, and our Chief Financial Officer, or CFO, our principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of March 31, 2021. Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures as of March 31, 2021 were effective at a reasonable assurance level (i) to ensure information that we are required to disclose in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the quarter ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are a preclinical-stage biotechnology vaccine company that was incorporated in November 2013. Investment in preclinical-stage companies and vaccine development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential vaccine candidate will not gain regulatory approval or become commercially viable. We do not have any products approved for sale and have not generated any revenue from product sales. As a result, we are not profitable and have incurred losses in each year since inception. Our net losses were $89.2 million and $50.3 million for the years ended December 31, 2020 and 2019, respectively, and $21.2 million and $27.1 million for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, we had an accumulated deficit of $219.8 million.

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

As of March 31, 2021, we had cash, cash equivalents and investments of $370.9 million. We believe our existing cash, cash equivalents and investments will fund our current operating plans through at least the next 12 months from the date of this Quarterly Report on Form 10-Q. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned. We will need to raise additional capital before we can progress any of our vaccine candidates into a pivotal clinical trial. We expect to finance our cash needs through public or private equity or debt financings, third-party (including government) funding and marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements or any combination of these approaches. Our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to and volatility in the credit and financial markets in the United States and worldwide, including the trading price of common stock, resulting from the ongoing COVID-19 pandemic. Our future capital requirements will depend on many factors, including:

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

If our security measures, or those maintained on our behalf by CROs, service providers or other third parties, are compromised now, or in the future, or the security, confidentiality, integrity or availability of our information technology, software, services, networks, communications or data is compromised, limited or fails, this could result in significant fines or other liability, interrupt our development programs, harm our reputation, or otherwise adversely affect our business.

In the ordinary course of our business, we may collect, use, retain, safeguard, disclose, share, transfer or otherwise process proprietary, confidential and sensitive information, including personal data (including, key-coded data, health information and other special categories of personal data), intellectual property, trade secrets, and proprietary business information owned or controlled by ourselves or other parties (collectively, “Sensitive Information”).

We may use third-party service providers and subprocessors to help us operate our business and engage in processing on our behalf. We may also share Sensitive Information with our partners or other third parties in connection with our business.

Despite the implementation of security measures, our internal computer systems and the systems of our CROs, contractors and consultants are vulnerable to damage from computer viruses and unauthorized access. Cyberattacks, malicious internet-based activity and online and offline fraud are prevalent and continue to increase.  In addition to traditional computer “hackers”; threat actors; software bugs; malicious code (such as viruses and worms); employee error, theft or misuse; denial-of-service attacks (such as credential stuffing); advanced persistent threat intrusions; natural disasters; terrorism; war; telecommunication and electrical failures; and ransomware attacks, sophisticated nation-state and nation-state supported actors are threats to our information technology assets and data. We may also be the subject of server malfunction, software or hardware failures, supply-chain cyberattacks, loss of data or other computer assets and other similar issues. Additionally, the increased usage of computers operated on home networks due to the shelter-in-place or similar restrictions related to the COVID-19 pandemic may make our systems more susceptible to security breaches.

We may be required to expend significant resources, fundamentally change our business activities and practices, or modify our operations, including our clinical trial activities, or information technology in an effort to protect against security breaches and to mitigate, detect and remediate actual or potential vulnerabilities. While we have not experienced any such material system failure or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations. For example, the loss of clinical trial data from future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development and commercialization of our vaccine candidates could be delayed.

Additionally, applicable data protection requirements, including, without limitation, laws, regulations, guidance as well as our internal and external policies and our contractual obligations, may require us to notify relevant stakeholders of security breaches, including affected individuals, partners, collaborators, regulators, law enforcement agencies, credit reporting agencies and others. Such disclosures are costly, and the disclosure or the failure to comply with such requirements could lead to litigation or other liability, fines, harm to our reputation, significant costs, or other materially adverse effects. There can be no assurance that any limitations or exclusions of liability in our contracts would be enforceable or adequate or protect us from liability or damages.

We cannot be sure that our insurance coverage, if any, will be adequate or otherwise protect us from or adequately mitigate liabilities or damages with respect to claims, costs, expenses, litigation, fines, penalties, business loss, data loss, regulatory actions or other materially adverse impacts arising out of our processing activities, privacy and security practices, or security breaches we may experience. The successful assertion of one or more large claims against use that exceeds our available insurance coverage, or results in changes to our insurance policies (including premium increases or the imposition of large excess or deductible or co-insurance requirements), could result in substantial cost increase or prevent us from obtaining insurance on acceptable terms.

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

In December 2017, the Tax Cuts and Jobs Act, or Tax Act, was signed into law. The Tax Act, among other things, contains significant changes to corporate taxation, including (i) reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, (ii) limitation of the tax deduction for interest expense to 30% of adjusted earnings (with certain exceptions, including for certain small businesses), (iii) limitation of the deduction for post-2017 net operating losses, or NOLs, to 80% of current-year taxable income and elimination of net operating loss carrybacks for post-2017 NOLs, (iv) immediate deductions for certain new investments instead of deductions for depreciation expense over time and (v) modifying or repealing many business deductions and credits (including reducing the business tax credit for certain clinical testing expenses incurred in the testing of certain drugs for rare diseases or conditions generally referred to as “orphan drugs”).

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

Healthcare providers, including physicians, and third-party payors, in the United States and elsewhere will play a primary role in the recommendation and prescription of any vaccine candidates for which we obtain marketing approval. Our current and future arrangements with healthcare professionals, principal investigators, consultants, customers and third-party payors subject us to various federal and state fraud and abuse laws and other healthcare laws.

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

Obtaining coverage and reimbursement of a product from a government or other third-party payor is a time-consuming and costly process that could require us to provide to the payor supporting scientific, clinical and cost-effectiveness data for the use of our products. Even if we obtain coverage for a given product, if the resulting reimbursement rates are insufficient, hospitals may not approve our product for use in their facility or third-party payors may require co-payments that patients find unacceptably high. Patients are unlikely to use our vaccine candidates unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of our vaccine candidates. Separate reimbursement for the product itself may or may not be available. Instead, the hospital or administering physician may be reimbursed only for administering the product. Further, from time to time, CMS revises the reimbursement systems used to reimburse health care providers, including the Medicare Physician Fee Schedule and Outpatient Prospective Payment System, which may result in reduced Medicare payments. In some cases, private third-party payors rely on all or portions of Medicare payment systems to determine payment rates. Changes to government healthcare programs that reduce payments under these programs may negatively impact payments from third-party payors and reduce the willingness of physicians to use our vaccine candidates. Certain ACA marketplace and other private payor plans are required to include coverage for certain preventative services, including vaccinations recommended by the ACIP without cost share obligations (i.e., co-payments, deductibles or co-insurance) for plan members. Children through 18 years of age without other health insurance coverage may be eligible to receive such vaccinations free-of-charge through the CDC’s Vaccines for Children program. For Medicare beneficiaries, vaccines may be covered under either the Part B program or Part D depending on several criteria, including the type of vaccine and the beneficiary’s coverage eligibility. If our vaccine candidates, once approved, are covered only under the Part D program, physicians may be less willing to use our products because of the claims adjudication costs and time related to the claims adjudication process and collection of co-payments associated with the Part D program.

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

There have been executive, judicial and Congressional challenges to the ACA. For example, the Tax Act included a provision that repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year, which is commonly referred to as the “individual mandate.” The 2020 federal spending package eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminated the health insurer tax. Further, the Bipartisan Budget Act of 2018, or the BBA, among other things, amended the ACA, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas ruled that the individual mandate is a critical and inseverable feature of the ACA, and therefore, because it was repealed as part of the Tax Act, the remaining provisions of the ACA are invalid as well. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. The U.S. Supreme Court is currently reviewing this case, but it is unknown when a decision will be reached. On February 10, 2021, the Biden administration withdrew the federal government’s support for overturning the ACA. Although the U.S. Supreme Court has yet ruled on the constitutionality of the ACA, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace, which began on February 15, 2021 and will remain open through August 15, 2021. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how the Supreme Court ruling, other such litigation, and the healthcare reform measures of the Biden administration will impact the ACA and our business.

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers of 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013 and, due to subsequent legislative amendments to the statute, including the BBA, will remain in effect through 2030 unless additional Congressional action is taken. COVID-19 pandemic relief support legislation suspended the 2% Medicare sequester from May 1, 2020 through December 31, 2021. The American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several types of providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

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

Further, in the United States there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug and biological product pricing, reduce the cost of prescription drugs and biological products under government payor programs and review the relationship between pricing and manufacturer patient programs. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that attempt to implement several of the administration’s proposals The FDA also released a final rule, effective November 30, 2020, implementing a portion of the importation executive order providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, the Department of Health and Human Services finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed until January 1, 2023. On November 20, 2020, CMS issued an interim final rule implementing President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. On December 28, 2020, the United States District Court in Northern California issued a nationwide preliminary injunction against implementation of the interim final rule. However, it is unclear whether the Biden administration will work to reverse these measures or pursue similar policy initiatives. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine which drugs, biological products and suppliers will be included in their healthcare programs. Furthermore, there has been increased interest by third-party payors and governmental authorities in reference pricing systems and publication of discounts and list prices.

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

We are subject to or affected by numerous evolving federal, state and foreign laws and regulations, as well as policies, contracts and other obligations governing the collection, use, disclosure, retention, and security of personal data. The global data protection landscape is rapidly evolving, and implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future. This landscape may create uncertainty in our business, result in liability or impose additional costs on us. These laws and regulations are subject to differing interpretations and may be inconsistent among jurisdictions, and guidance on implementation and compliance practices are often updated or otherwise revised. The cost of compliance with these laws and regulations is high and is likely to increase in the future. Our failure or perceived failure to comply with these laws and regulations could result in negative publicity, diversion of management time and effort, an inability to process personal data or to operate in certain jurisdictions, restrictions on our operations and legal action against us by governmental entities or others. In many jurisdictions, enforcement actions and consequences for noncompliance are rising.

For example, HIPAA, as amended by HITECH, imposes requirements relating to the privacy and security of individually identifiable health information on health plans, healthcare clearinghouses and certain healthcare providers, and their respective contractors and their covered subcontractors that perform services for them involving individually identifiable health information. Additionally, certain states have adopted healthcare privacy and security laws and regulations comparable to HIPAA, some of which may be more stringent than HIPAA.  In the event we fail to properly maintain the privacy and security of individually identifiable health information governed by HIPAA or comparable state laws, or we are responsible for an unauthorized disclosure or security breach of such information, we could be subject to enforcement action under HIPAA or comparable state laws, and significant civil and criminal penalties, and fines.

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

European data protection laws, including the GDPR, generally restrict the transfer of personal data from Europe, including the European Economic Area, United Kingdom and Switzerland, to the United States and most other countries unless the parties to the transfer have implemented specific safeguards to protect the transferred personal data.  Historically, to comply with these restrictions, we have generally relied on the Standard Contractual Clauses for personal data transfers approved by the European Commission. However, a July 2020 decision of the EU’s highest court called into question whether the Standard Contractual Clauses can lawfully be used for transfers of personal data from the EU to the United States and most other non-EU countries. Authorities in Switzerland may similarly question the viability of the Standard Contractual Clauses as a mechanism for the lawful transfer of personal data from those countries to the United States or other countries. Further, the UK’s decision to leave the EU, often referred to as Brexit, and ongoing developments in the UK have created uncertainty regarding data protection regulation in the UK. Following December 31, 2020, and the expiry of transitional arrangements between the UK and EU, the data protection obligations of the GDPR continue to apply to UK-related Processing of personal data in substantially unvaried form under the so-called ‘UK GDPR’. However, going forward, there is increasing risk for divergence in application, interpretation and enforcement of the data protection laws as between the UK and EEA. Furthermore, the relationship between the UK and the EEA in relation to certain aspects of data protection law remains uncertain. For example, it is unclear whether transfers of personal data from the EEA to the UK will be permitted to take place on the basis of a future adequacy decision of the European Commission, or whether a ‘transfer mechanism’ such as the Standard Contractual Clauses will be required. If we are unable to lawfully transfer personal data from Europe via the Standard Contractual clauses or an alternative mechanism, we will face increased exposure to regulatory actions, substantial fines, and injunctions against processing personal information from Europe, and we may be required to increase our data processing capabilities in Europe at significant expense. Inability to import personal information from Europe may also restrict our clinical trials activities in Europe and limit our ability to collaborate with contract research organizations, service providers, contractors and other companies subject to European data protection laws.  Additionally, other countries outside of Europe have enacted or are considering enacting similar cross-border data transfer restrictions and laws requiring local data residency, which could increase the cost and complexity of operating our business.

Domestic privacy and data security laws beyond HIPAA and other healthcare privacy laws are also changing rapidly and becoming more complex. For example, California recently enacted the CCPA, which took effect on January 1, 2020. The CCPA gives California residents expanded rights to access and delete their personal information, opt-out of certain personal information sharing, and receive detailed information about how their personal information is used, among others. The CCPA also requires covered businesses to provide detailed privacy notices to California residents and respond to requests from California residents to exercise their rights under the CCPA to access, delete and opt-out of certain sharing of personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Although there are limited exemptions for clinical trial data, the CCPA may increase our compliance costs and potential liability. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the U.S. In addition, it is anticipated that the CCPA will be expanded on January 1, 2023, when the California Privacy Rights Act of 2020, or CPRA, becomes operative. The CPRA will, among other things, give California residents the ability to limit use of certain sensitive personal information, further restrict the use of cross-contextual advertising, establish restrictions on the retention of personal information, expand the types of data breaches subject to the CCPA’s private right of action, provide for increased penalties for CPRA violations concerning California residents under the age of 16, and establish a new California Privacy Protection Agency to implement and enforce the new law. Although there are limited exemptions for clinical trial data under the CCPA, the CCPA and other similar laws could impact our business activities depending on how it is interpreted.

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

Our executive officers, directors and 5% stockholders beneficially own approximately 70.1% of our common stock as of March 31, 2021. Accordingly, these stockholders have the ability to influence us through this ownership position and significantly affect the outcome of all matters requiring stockholder approval. For example, these stockholders may be able to significantly affect the outcome of elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

As of March 31, 2021, we had 51,338,801 shares of common stock outstanding. Substantially all of such shares are eligible for sale in the public market. In addition, upon issuance, shares of common stock subject to outstanding options under our stock option plans will become eligible for sale in the public market in the future, subject to certain legal and contractual limitations. Moreover, holders of up to an aggregate of 28,610,337 shares of our common stock have the right to require us to register these shares under the Securities Act of 1933, as amended, or the Securities Act, pursuant to an investors’ rights agreement. Sales of a substantial number of shares of our common stock in the public market, or the public’s perception that such sales could occur, could have an adverse effect on the market price of our common stock. In addition, for the three months ended March 31, 2021, the average daily trading volume for our common stock on the Nasdaq Global Select Market was 428,992 shares.  As a result of the low trading volume of our common stock, the trading of relatively small quantities of shares by our stockholders could disproportionately influence the market price of our common stock in either direction.  The price for our shares could, for example, decline significantly in the event that a large number of shares of our common stock are sold on the market without commensurate demand, as compared to an issuer with a higher trading volume that could better absorb those sales without an adverse impact on its stock price.

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

In June 2020, we closed our IPO, in which we sold 17,968,750 shares of our common stock, including shares issued upon the exercise in full of the underwriters’ option to purchase 2,343,750 additional shares of common stock, at a public offering price of $16.00 per share. The net proceeds to us after deducting underwriting discounts and commissions and offering expenses payable by us were $264.0 million. All of the shares issued and sold in our IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-238630), which was declared effective by the SEC on June 11, 2020. BofA Securities, Jefferies and Evercore ISI acted as joint book-running managers for the offering. Cantor and Needham & Company acted as co-managers for the offering. Shares of our common stock began trading on the Nasdaq Global Select Market on June 12, 2020 and, following the sale of all the shares upon the closing of the IPO, the offer terminated.

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

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Description	Schedule Form	File Number	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Vaxcyte, Inc., as amended	8-K	001-39323	3.1	June 16, 2020

3.2	Amended and Restated Bylaws of Vaxcyte, Inc.	8-K	001-39323	3.2	June 16, 2020

10.1+*	Development and Manufacturing Services Agreement by and between the Registrant and Lonza Ltd, dated October 21, 2016, as amended.

10.2	Lease Agreement by and between the Company and ARE-San Francisco No. 63, LLC, dated as of January 21, 2021	8-K	001-39323	10.1	January 21, 2021

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document: the instance document does not appear in the interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Inline XBRL for the cover page of the Quarterly Report on Form 10-Q included in the Exhibit 101 Inline XBRL Document Set.

*	Filed herewith.
+	Certain portions of this agreement have been omitted because the omitted portions are both not material and would likely cause competitive harm if publicly disclosed.
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

Vaxcyte, Inc.

Date: May 11, 2021	By:	/s/ Grant E. Pickering
Grant E. Pickering
Chief Executive Officer

Date: May 11, 2021	By:	/s/ Andrew Guggenhime
Andrew Guggenhime
President and Chief Financial Officer