Form 10-Q
period 2021-06-30
Vaxcyte, Inc.
filed 2021-08-11
CIK 1649094

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 9, 2021, the registrant had 52,189,289 shares of common stock, $0.001 par value per share, outstanding.

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

•

Our business could be adversely affected by the effects of health epidemics, including the effects of the ongoing COVID-19 pandemic, in regions where we or third parties on which we rely have significant manufacturing facilities, concentrations of potential clinical trial sites or other business operations.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

VAXCYTE, INC.

Condensed Balance Sheets

(in thousands, except share and per share data)

(unaudited)

	June 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$150,996	$386,200
Short-term investments	141,120	—
Prepaid expenses and other current assets	9,416	2,804
Total current assets	301,532	389,004
Property and equipment, net	5,657	3,272
Operating lease right-of-use assets	654	—
Long-term investments	48,835	—
Restricted cash	871	—
Other assets	505	550
Total noncurrent assets	56,522	3,822
Total assets	$358,054	$392,826

Liabilities, Redeemable Convertible Preferred Stock and Stockholders' Equity
Current liabilities:
Accounts payable	$23,697	$29,785
Accrued compensation	1,409	284
Accrued manufacturing expenses	7,357	13,012
Accrued expenses (including related party accrual of $725 and $677 as of June 30, 2021 and December 31, 2020, respectively)	7,531	3,766
Deferred rent — current	—	14
Operating lease liabilities — current	710	—
Total current liabilities	40,704	46,861
Deferred rent — long-term	—	10
Operating lease liabilities — long-term	225	—
Other liabilities	100	112
Total liabilities	41,029	46,983

Commitments and contingencies (Note 6)
Stockholders' Equity
Preferred stock, $0.001 par value — 10,000,000 shares authorized at June 30, 2021 and December 31, 2020; no shares issued and outstanding at June 30, 2021 and December 31, 2020	—	—
Common stock, $0.001 par value — 500,000,000 shares authorized at June 30, 2021 and December 31, 2020; 51,963,770 and 51,071,593 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	55	54
Additional paid-in capital	560,441	544,353
Accumulated other comprehensive loss	(8)	—
Accumulated deficit	(243,463)	(198,564)
Total stockholders' equity	317,025	345,843
Total liabilities, redeemable convertible preferred stock and stockholders' equity	$358,054	$392,826

The accompanying notes are an integral part of these unaudited condensed financial statements.

VAXCYTE, INC.

Condensed Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating expenses:
Research and development (including related party expenses of $747 and $98 for the three months ended June 30, 2021 and 2020, respectively, and $2,359 and $315 for the six months ended June 30, 2021 and 2020, respectively)	$17,651	$18,178	$34,909	$42,493
General and administrative	6,079	3,046	11,964	6,327
Total operating expenses	23,730	21,224	46,873	48,820
Loss from operations	(23,730)	(21,224)	(46,873)	(48,820)
Other income (expense), net:
Interest expense	(7)	—	(7)	(7)
Interest income	93	44	155	179
Grant income	378	1,036	378	1,365
Realized gain on marketable securities	1	—	1	—
Foreign currency transaction gains (losses)	(414)	(176)	1,447	(179)
Total other income (expense), net	51	904	1,974	1,358
Net loss	$(23,679)	$(20,320)	$(44,899)	$(47,462)
Net loss per share, basic and diluted	$(0.46)	$(1.72)	$(0.87)	$(5.99)
Weighted-average shares outstanding, basic and diluted	51,508,340	11,803,778	51,342,585	7,926,818

The accompanying notes are an integral part of these unaudited condensed financial statements.

VAXCYTE, INC.

Condensed Statements of Comprehensive Loss

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net Loss	$(23,679)	$(20,320)	$(44,899)	$(47,462)
Other comprehensive loss:
Unrealized gains (losses) on investments	39	—	(8)	—
Comprehensive loss	$(23,640)	$(20,320)	$(44,907)	$(47,462)

The accompanying notes are an integral part of these unaudited condensed financial statements.

VAXCYTE, INC.

Condensed Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share data)

(unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance — December 31, 2020	51,071,593	$54	$544,353	$(198,564)	$—	$345,843
Exercise of stock options	267,208	—	487	—	—	487
Vesting of early exercised stock options	—	—	9	—	—	9
Stock-based compensation expense	—	—	1,865	—	—	1,865
Unrealized losses on investments	—	—	—	—	(47)	(47)
Net loss	—	—	—	(21,220)	—	(21,220)
Balance — March 31, 2021	51,338,801	$54	$546,714	$(219,784)	$(47)	$326,937
Exercise of stock options	190,003	—	466	—	—	466
Vesting of early exercised stock options	—	—	2	—	—	2
Issuance of common stock under Employee Stock Purchase Plan	35,286	—	490	—	—	490
Issuance of common stock to Lonza Ltd.	399,680	1	10,000	—	—	10,001
Stock-based compensation expense	—	—	2,769	—	—	2,769
Unrealized gains on investments	—	—	—	—	39	39
Net loss	—	—	—	(23,679)	—	(23,679)
Balance — June 30, 2021	51,963,770	$55	$560,441	$(243,463)	$(8)	$317,025

The accompanying notes are an integral part of these unaudited condensed financial statements.

VAXCYTE, INC.

Condensed Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share data)

(unaudited)

	Series A		Series B		Series C		Series D
	Redeemable Convertible		Redeemable Convertible		Redeemable Convertible		Redeemable Convertible				Additional		Total
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance — December 31, 2019	6,225,719	$24,967	6,786,896	$55,151	7,377,480	$80,192	—	$—	4,059,909	$7	$2,967	$(109,347)	$(106,373)
Exercise of stock options	—	—	—	—	—	—	—	—	28,837	—	49	—	49
Issuance of common stock related to early exercised stock options	—	—	—	—	—	—	—	—	14,819	—	—	—	—
Vesting of early exercised stock options	—	—	—	—	—	—	—	—	—	—	128	—	128
Issuance of Series D redeemable convertible preferred stock, net of issuance cost of $125	—	—	—	—	—	—	8,220,242	109,875	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	372	—	372
Net loss	—	—	—	—	—	—	—	—	—	—	—	(27,142)	(27,142)
Balance — March 31, 2020	6,225,719	$24,967	6,786,896	$55,151	7,377,480	$80,192	8,220,242	$109,875	4,103,565	$7	$3,516	$(136,489)	$(132,966)
Conversion of preferred stock	(6,225,719)	(24,967)	(6,786,896)	(55,151)	(7,377,480)	(80,192)	(8,220,242)	(109,879)	28,610,337	29	270,161	—	270,190
Conversion of common stock warrant	—	—	—	—	—	—	—	—	30,278	—	—	—	—
Conversion of preferred stock warrant	—	—	—	—	—	—	—	—	16,591	—	—	—	—
Warrant liability write-off	—	—	—	—	—	—	—	—	—	—	629	—	629
Issuance of common stock upon initial public offering, net of issuance costs of $3,296	—	—	—	—	—	—	—	—	17,968,750	18	264,061	—	264,079
Exercise of stock options	—	—	—	—	—	—	—	—	152,177	—	297	—	297
Vesting of early exercised stock options	—	—	—	—	—	—	—	—	—	—	12	—	12
Issuance of preferred stock	—	—	—	—	—	—	—	4	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	1,289	—	1,289
Net loss	—	—	—	—	—	—	—	—	—	—	—	(20,320)	(20,320)
Balance — June 30, 2020	—	$—	—	$—	—	$—	—	$—	50,881,698	$54	$539,965	$(156,809)	$383,210

The accompanying notes are an integral part of these unaudited condensed financial statements.

VAXCYTE, INC.

Condensed Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(44,899)	$(47,462)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	831	739
Stock-based compensation expense	4,634	1,661
Change in fair value of redeemable convertible preferred stock warrant	—	179
Amortization of operating right-of-use assets	564	—
Net amortization of premiums on investments	481	—
Loss on disposal of fixed assets	—	16
Asset impairment charges	—	267
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(6,370)	(264)
Other assets	44	44
Operating lease liabilities	(307)	—
Accounts payable	4,103	(799)
Accrued compensation	1,126	318
Accrued manufacturing expenses	(5,613)	20,507
Accrued expenses	3,521	1,992
Deferred rent and other long-term liabilities	—	(3)
Net cash used in operating activities	(41,885)	(22,805)
Cash flows from investing activities:
Purchases of property and equipment	(3,454)	(404)
Purchases of investments	(228,531)	—
Maturities of investments	21,000	—
Sales of investments	17,064	—
Net cash used in investing activities	(193,921)	(404)
Cash flows from financing activities:
Payments of capital lease obligations	—	(61)
Proceeds from initial public offering, net of underwriters' commissions and discounts	—	267,375
Payment of issuance costs for initial public offering	—	(3,296)
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	—	109,879
Proceeds from exercise of common stock options	953	346
Proceeds from issuance of common stock related to early exercised stock options	—	36
Proceeds from issuance of common stock under the Employee Stock Purchase Plan	490	—
Net cash provided by financing activities	1,443	374,279
Effect of exchange rate changes on cash and cash equivalents	30	—
Net increase (decrease) in cash, cash equivalents and restricted cash	(234,333)	351,070
Cash, cash equivalents and restricted cash, beginning of period	386,200	58,976
Cash, cash equivalents and restricted cash, end of period	$151,867	$410,046
Supplemental disclosure of cash flow information:
Cash paid for interest	$7	$7
Supplemental disclosures of non-cash investing and financing activities:
Purchases of property and equipment recorded in accounts payable and accrued expenses	$475	$—
Conversion of convertible preferred stock into common stock	$—	$270,190
Issuance costs for initial public offering included in accounts payable and accrued expenses	$—	$1,509
Stock issued for payment of accounts payable	$10,000	$—
Deferred offering costs included in accrued expenses	$199	$—

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

Unaudited Interim Condensed Financial Statements

The condensed balance sheet as of June 30, 2021 and the condensed statements of operations, comprehensive loss, redeemable convertible preferred stock and stockholders’ equity for the three and six months ended June 30, 2021 and 2020 and the condensed statements of cash flows for the six months ended June 30, 2021 and 2020 are unaudited. The unaudited interim condensed financial statements have been prepared on the same basis as the audited annual financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair statement of our financial information. The financial data disclosed in the footnotes to the condensed financial statements related to the three and six months ended June 30, 2021 and 2020 are also unaudited. The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any other future annual or interim period. These interim condensed financial statements should be read in conjunction with our audited financial statements and related notes thereto for the year ended December 31, 2020 included in our Annual Report on Form 10-K filed with the SEC on March 29, 2021.

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

Deferred Offering Costs

Deferred offering costs consist of fees and expenses incurred in connection with the sale of our common stock in equity transactions, including legal, accounting, printing and other issuance-related costs. Prior to the completion of such equity transactions, these deferred offering costs were included in Other assets on the condensed balance sheet. In connection with and as of the closing of such equity transactions, these costs were reclassified to Additional paid-in capital, representing a reduction to the gross proceeds. As of June 30, 2021, $3.4 million of IPO-related costs are included in the Additional paid-in capital line item on the condensed balance sheet. As of June 30, 2021 and December 31, 2020, we recorded deferred offering costs of $0.4 million and $0.1 million, respectively, in Other assets on the condensed balance sheets.

Leases

Under Financial Accounting Standards Board (FASB) Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842) and its associated amendments (“ASC 842”), we determine if an arrangement is a lease at inception. In addition, we determine whether a lease meets the classification criteria of a finance or operating lease at the lease commencement date considering whether: (i) the lease transfers ownership of the underlying asset to the lessee at the end of the lease term; (ii) the lease grants the lessee an option to purchase the underlying asset that the lessee is reasonably certain to exercise; (iii) the lease term is for a major part of the remaining economic life of the underlying asset; (iv) the present value of the sum of the lease payments and residual value guaranteed by the lessee equals or exceeds substantially all of the fair value of the underlying asset; and (v) the underlying asset is such a specialized nature that it is expected to have no alternative use to the lessor at the end of the lease term. As of June 30, 2021, our lease population consisted of real estate operating leases. As of June 30, 2021, the Company did not have finance leases.

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

Level 1 securities consist of highly liquid money market funds for which the carrying amounts approximate their fair values due to their short maturities. U.S. Treasury securities are valued using Level 1 inputs based on unadjusted, quoted prices in active markets that are observable at the measurement date for identical assets or liabilities. Level 2 securities, consisting of corporate debt, commercial paper and U.S. government agency securities, are measured based on other observable inputs, including broker or dealer quotations or alternative pricing sources. When quoted prices in active markets for identical assets or liabilities are not available, we rely on non-binding quotes from our investment managers, which are based on proprietary valuation models of independent pricing services. These models generally use inputs such as observable market data, quoted market prices for similar instruments or historical pricing trends of securities relative to our peers. To validate the fair value determinations provided by our investment managers, we review the pricing movement in the context of overall market trends and trading information from our investment managers. In addition, we assess the inputs and methods used in determining the fair value in order to determine the classification of securities in the fair value hierarchy. We had no Level 3 securities either as of June 30, 2021 or December 31, 2020.

There were no transfers within the hierarchies during the three and six months ended June 30, 2021 or the year ended December 31, 2020.

We invested in money market funds as of December 31, 2020. In January 2021, we started to invest some of our funds in corporate debt, commercial paper, U.S. Treasury securities and U.S. government agency securities in addition to money market funds. The following tables set forth our financial instruments measured at fair value on a recurring basis by level within the fair value hierarchy at June 30, 2021 and December 31, 2020:

		June 30, 2021
	Fair Value Hierarchy Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Assets		(in thousands)
Cash and cash equivalents:
Cash	Level 1	$51,600	$—	$—	$51,600
Money market funds(1)	Level 1	73,197	—	—	73,197
Commercial paper(1)	Level 2	26,199	—	—	26,199
Total cash and cash equivalents		$150,996	$—	$—	150,996
Investments:
U.S. Treasury securities	Level 1	40,433	—	(4)	40,429
Commercial paper	Level 2	86,954	3	—	86,957
Corporate debt	Level 2	50,290	—	(8)	50,282
U.S. government agency securities	Level 2	12,286	1	—	12,287
Total investments		189,963	4	(12)	189,955

Total assets measured at fair value		$340,959	$4	$(12)	$340,951

		December 31, 2020
	Fair Value Hierarchy Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Assets		(in thousands)
Cash and cash equivalents:
Cash	Level 1	$4,788	$—	$—	$4,788
Money market funds(1)	Level 1	381,412	—	—	381,412
Total assets measured at fair value		$386,200	$—	$—	$386,200

(1)	Included within cash and cash equivalents on the condensed balance sheets.

The following table presents the contractual maturities of our investments as of June 30, 2021 (in thousands):

June 30, 2021
Fair Value
Due in less than one year	$141,120
Due in one to five years	48,835
Total	$189,955

4. Balance Sheet Details

Property and Equipment, Net

Property and equipment, net as of June 30, 2021 and December 31, 2020 consisted of the following:

	June 30,	December 31,
	2021	2020
	(in thousands)
Furniture and equipment	$420	$397
Computers and computer software	111	111
Lab equipment	8,151	4,739
Leasehold improvements	1,903	1,903
Construction in progress	—	219
Total property and equipment	10,585	7,369
Less: accumulated depreciation and amortization	(4,928)	(4,097)
Property and equipment, net	$5,657	$3,272

Depreciation and amortization expense for the three months ended June 30, 2021 and 2020 was $0.5 million and $0.4 million, respectively. Depreciation and amortization expense for the six months ended June 30, 2021 and 2020 was $0.8 million and $0.7 million, respectively.

Accrued Expenses

Accrued expenses as of June 30, 2021 and December 31, 2020 consisted of the following:

	June 30,	December 31,
	2021	2020
	(in thousands)
Preclinical studies	$2,804	$2,844
Professional fees	762	490
Other accrued expenses	3,965	432
Total	$7,531	$3,766

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

Information related to our ROU assets and related lease liabilities was as follows (dollar amounts in thousands):

June 30,
2021
Cash paid for operating lease liabilities	$570
Operating lease right-of-use assets	654

Current operating lease liabilities	$710
Non-current operating lease liabilities	225
Total lease liabilities	$935

Weighted-average remaining lease term (in years)	0.62
Weighted-average discount rate	6.7%

Maturities of lease liabilities as of June 30, 2021 were as follows:

Years ending December 31,	(in thousands)
Remainder of 2021(1)	$(468)
2022	487
2023	379
2024	388
2025	398
Thereafter	—
Total future undiscounted lease payments	1,184
Less: Imputed interest	(249)
Total lease liabilities	$935

(1)	Maturities for 2021 is net of lease incentives of $0.9 million allocated to the Palo Alto office.

Future minimum payments required under operating leases as of December 31, 2020 were as follows:

Years ending December 31,	(in thousands)
2021	$742
2022	190
Total future minimum payments	$932

Rent expense recognized under the leases was $0.6 million and $0.2 million for the three months ended June 30, 2021 and 2020, respectively, and $0.9 million and $0.3 million for the six months ended June 30, 2021 and 2020, respectively.

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

Guarantees and Indemnifications

In the normal course of business, we enter into agreements that contain a variety of representations and provide for general indemnification. Our exposure under these agreements is unknown because it involves claims that may be made against us in the future. To date, we have not paid any claims or been required to defend any action related to our indemnification obligations. As of June 30, 2021, we did not have any material indemnification claims that were probable or reasonably possible and consequently have not recorded related liabilities.

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

In September 2017, we and Lonza agreed to defer the completion payments for any stage that commenced after December 31, 2019 or had not been completed by December 31, 2019 until the earlier of the completion of all Investigational New Drug (“IND”)-enabling activities or December 31, 2020. In March 2020, Lonza agreed to defer the completion payments until the earlier of the completion of all IND-enabling activities or April 30, 2021. In April 2021, Lonza further agreed to defer 50% of the completion payments until the earlier of the completion of all IND-enabling activities or December 31, 2021.

In June 2018, we and Lonza entered into a letter agreement pursuant to which we agreed to certain terms for potential future payments in shares of our common stock as partial satisfaction of future obligations to Lonza. This agreement states that the initial pre-IND cash payments would be subject to a specified dollar cap (the “Initial Cash Cap”). After the Initial Cash Cap has been reached, we would have the option to make any further pre-IND payments owed to Lonza in cash, in shares of our common stock at then market prevailing prices, or a combination of both, at our election, provided that (i) Lonza had the right to receive up to 25% of pre-IND payments in shares of our common stock, up to a maximum of $2.5 million, and (ii) we had the right to issue no more than $10.0 million of pre-IND payments in shares of our common stock. The Initial Cash Cap had not been reached as of December 31, 2020 As such, no amount had been recorded with respect to the potential future payments above the Initial Cash Cap at December 31, 2020. In April 2021, we reached the Initial Cash Cap and notified Lonza that we would be exercising our option to issue approximately $10.0 million in shares of our common stock as payment for a portion of pre-IND payments due April 30, 2021. In June 2021, we issued 399,680 shares of our common stock to Lonza at a price of $25.02 per share to pay for $10.0 million of the pre-IND payments due April 30, 2021.

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

7. Redeemable Convertible Preferred Stock

There were no shares of redeemable convertible preferred stock authorized or outstanding as of June 30, 2021.

In connection with our IPO in June 2020, the outstanding shares of our Series A, Series B, Series C and Series D Redeemable Convertible Preferred Stock automatically converted into 28,610,337 shares of common stock.

8. Common Stock

Our certificate of incorporation authorizes us to issue up to500,000,000 shares of common stock with $0.001 par value per share, of which 51,963,770 and 51,071,593 shares were issued and outstanding as of June 30, 2021 and December 31, 2020, respectively. The holders of our common stock are also entitled to receive dividends whenever funds are legally available, when and if declared by our board of directors. As of June 30, 2021 and December 31, 2020, no dividends had been declared. Each share of common stock is entitled to one vote.

Common stock reserved for future issuance under the 2020 Equity Incentive Plan (the “2020 Plan”) and the 2014 Equity Incentive Plan (the “2014 Plan”) was as follows, and excludes 62,382 shares issued outside of the 2014 Plan and 2020 Plan:

	June 30,	December 31,
	2021	2020
Options issued and outstanding	5,743,518	5,188,531
Shares available for future stock option grants	6,130,148	4,651,149
Total	11,873,666	9,839,680

9. Warrants

In connection with our IPO in June 2020, our outstanding warrants were automatically net exercised for an aggregate 46,869 shares of common stock.

10. Equity Incentive Plans

2020 and 2014 Equity Incentive Plans

In June 2020, our board of directors adopted, and our stockholders approved, the 2020 Plan, which became effective on June 11, 2020. Under the 2020 Plan, we may grant stock options, appreciation rights, restricted stock and restricted stock units to employees, consultants and directors. Stock options granted under the 2020 Plan may be either incentive stock options or nonqualified stock options. Incentive stock options may be granted only to our employees, including officers and directors who are also employees. Nonqualified stock options may be granted to our employees, officers, directors, consultants and advisors. The exercise price of stock options granted under the 2020 Plan must be at least equal to the fair market value of the common stock on the date of grant, except that an incentive stock option granted to an employee who owns more than 10% of the shares of our common stock shall have an exercise price of no less than 110% of the fair value per share on the grant date and expire five years from the date of grant. The maximum term of stock options granted under the 2020 Plan is 10 years, unless subject to the provisions regarding 10% stockholders. Our stock options granted to new employees generally vest over four years at a rate of 25% upon the first anniversary of the vesting commencement date and monthly thereafter. Our other stock options granted to employees generally vest on terms consistent with stock options granted to new employees or monthly over four years from the vesting commencement date. A total of 10,150,000 shares of common stock were approved to be initially reserved for issuance under the 2020 Plan. The number of shares that remained available for issuance under the 2014 Plan as of the effective date of the 2020 Plan and shares subject to outstanding awards under the 2014 Plan as of the effective date of the 2020 Plan that are subsequently canceled, forfeited or repurchased by us will be added to the shares reserved under the 2020 Plan. In addition, the number of shares of common stock available for issuance under the 2020 Plan will be automatically increased on the first day of each calendar year during the ten-year term of the 2020 Plan, beginning with January 1, 2021 and ending with January 1, 2030, by an amount equal to 5% of the outstanding number of shares of our common stock on December 31 of the preceding calendar year or such lesser amount as determined by our board of directors. Effective January 1, 2021, the number of shares of common stock available under the 2020 Plan increased by 2,553,579 shares pursuant to the evergreen provision. As of June 30, 2021, an aggregate of 6,130,148 shares of common stock were available for issuance under the 2020 Plan.

Our 2014 Plan permitted the granting of incentive stock options, non-statutory stock options, restricted stock and other stock-based awards. Subsequent to the adoption of the 2020 Plan, no additional equity awards can be made under the 2014 Plan. As of June 30, 2021, 4,210,014 shares and 1,533,504 shares of common stock were subject to outstanding options under the 2014 Plan and 2020 Plan, respectively.

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

At June 30, 2021 and December 31, 2020, 9,263 and 15,056 shares, respectively, remained subject to our right of repurchase as a result of the early exercised stock options. The remaining liabilities related to early exercised shares as of June 30, 2021 and December 31, 2020 were both less than $0.1 million and were recorded in other liabilities.

Activity under our 2020 Plan and 2014 Plan, which excludes options to purchase 62,382 shares granted outside of the 2020 Plan and 2014 Plan, was as follows:

		Options Outstanding
Stock Option Activity	Options Available for Grant	Number of Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balances — December 31, 2020	4,651,149	5,121,549	$4.99
Additional shares authorized	2,553,579	—
Options granted	(1,266,921)	1,266,921	$21.11
Options exercised	—	(452,611)	$2.10
Options forfeited	192,341	(192,341)	$22.84
Balances — June 30, 2021	6,130,148	5,743,518	$8.18	8.21	$84,064
Vested and expected to vest — June 30, 2021		5,743,518	$8.18	8.21	$84,064
Exercisable at June 30, 2021		2,440,605	$3.32	7.22	$46,844

During the three months ended June 30, 2021 and 2020, 185,403 and 152,177 shares of stock options, respectively, were exercised for cash at a weighted-average price per share of $2.51 and $1.96, respectively. The weighted-average grant date fair value of options granted for the three months ended June 30, 2021 and 2020 was $13.91 and $8.41, respectively. The intrinsic value of the stock options exercised was $3.5 million and $4.5 million for the three months ended June 30, 2021 and 2020, respectively.

During the six months ended June 30, 2021 and 2020, 452,611 and 195,834 shares of stock options, respectively, were exercised for cash at a weighted-average price per share of $2.10 and $1.95, respectively. The weighted-average grant date fair value of options granted for the six months ended June 30, 2021 and 2020 was $14.14 and $8.08, respectively. The intrinsic value of the stock options exercised was $9.9 million and $5.8 million for the six months ended June 30, 2021 and 2020, respectively.

2020 Employee Stock Purchase Plan

In June 2020, our board of directors adopted, and our stockholders approved, the 2020 Employee Stock Purchase Plan (the “2020 ESPP”), which became effective on June 11, 2020. The 2020 ESPP permits participants to purchase common stock through payroll deductions of up to 15% of their eligible compensation. Employees enrolled in the 2020 ESPP purchase shares of common stock at a price per share equal to 85% of the lower of the fair market value at the start or end of the six-month purchase periods within the two-year offering period. A total of 650,000 shares of common stock were approved to be initially reserved for issuance under the 2020 ESPP. In addition, the number of shares of common stock available for issuance under the 2020 ESPP will be automatically increased on the first day of each calendar year during the ten-year term of the 2020 Plan, beginning with January 1, 2021 and ending with January 1, 2030, by an amount of 1% of the outstanding number of shares of our common stock on December 31st of the preceding calendar year or such lesser amount as determined by our board of directors. Effective January 1, 2021, the number of shares of common stock available under the 2020 ESPP increased by 510,715 shares pursuant to the evergreen provision. As of June 30, 2021, 1,097,964 shares of common stock were available for issuance under the 2020 ESPP.

Stock-based Compensation

We estimated the fair value of employee stock options using the Black-Scholes option-pricing model for the three and six months ended June 30, 2021 and 2020 using the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Fair Value Assumptions
Expected volatility	81.2% - 81.8%	86.8% - 89.0%	81.0% - 82.5%	81.2% - 89.0%
Expected dividend yield	0%	0%	0%	0%
Expected term (in years)	5.5	5.8 - 6.1	5.5	5.8 - 6.1
Risk-free interest rate	0.9% - 1.0%	0.4%	0.5% - 1.0%	0.4% - 1.4%

We estimated the fair value of shares under the 2020 ESPP using the Black-Scholes option-pricing model for the three and six months ended June 30, 2021 and 2020 using the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Fair Value Assumptions
Expected volatility	79.6% - 88.8%	107.0% - 156.5%	79.6% - 126.3%	107.0% - 156.5%
Expected dividend yield	0%	0%	0%	0%
Expected term (in years)	0.5 - 2.0	0.4 - 1.9	0.5 - 2.0	0.4 - 1.9
Risk-free interest rate	0.0% - 0.2%	0.2%	0.0% - 0.2%	0.2%

We recorded total stock-based compensation expense for the three and six months ended June 30, 2021 and 2020 related to the 2014 Plan, the 2020 Plan and the 2020 ESPP in the condensed statements of operations and allocated the amounts as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)		(In thousands)
Research and development	$982	$374	$1,665	$523
General and administrative	1,787	915	2,969	1,138
Total	$2,769	$1,289	$4,634	$1,661

Upon our IPO, 362,935 shares of performance-based awards vested and, as a result, we recognized $0.3 million of stock-based compensation expense during the three months and six months ended June 30, 2020, which amount is included in the above table.

11. Funding Arrangement

In July 2019, we received a cost-reimbursement research award from Combating Antibiotic Resistant Bacteria Biopharmaceutical Accelerator (“CARB-X”), a public-private partnership funded under a Cooperative Agreement from Assistant Secretary for Preparedness and Response/Biomedical Advanced Research and Development Authority (“BARDA”) and by awards from Wellcome Trust, Germany’s Federal Ministry of Education and Research, the United Kingdom Global Antimicrobial Resistance Innovation Fund and the Bill & Melinda Gates Foundation. In connection with this funding, we entered into a cost-reimbursement sub-award agreement with the Trustees of Boston University, the administrator of the program. The initial award provided the potential for funding up to four years to develop a universal vaccine to prevent infections caused by Group A Strep bacteria, which include pharyngitis, impetigo and necrotizing fasciitis, at an amount equal to 50% of reimbursable expenses up to specified amounts. The initial award committed initial funding of up to $1.6 million for our VAX-A1 program and, subject to a CARB-X decision to extend the options, up to $15.1 million in total funding available upon achievement of development milestones over the next four years. Specified research expenditures are reimbursable expenses associated with agreed-upon activities needed to advance the research project supported by the grant. These expenditures can include labor, laboratory supplies, travel, consulting and third-party vendor research and development support costs.

In July 2020, the CARB-X agreement was amended to increase the funding percentage for reimbursable expenses during the initial funding period from 50% to 90%. As a result, the initial funding amount increased from $1.6 million to $2.7 million. In December 2020, we reached the maximum CARB-X funding limit for this initial funding period, and subsequently submitted our funding proposal to CARB-X for the next period under our agreement. In April 2021, we received approval for the next phase of CARB-X development and executed the cost-reimbursement sub-award agreement with the Trustees of Boston University in August 2021. Pursuant to the agreement, the award commits additional funding of $3.2 million for IND-enabling activities and total potential funding of up to $29.7 million (including the current $3.2 million award and the prior $2.7 million award) upon the achievement of future VAX-A1 development milestones.

In April 2021, we received a cost-reimbursement research award from National Institutes of Health (“NIH”). In connection with this funding, we entered into a cost-reimbursement sub-award agreement with the University of Maryland, Baltimore, the administrator of the program. The award provides for potential funding up to five years totaling approximately $0.5 million to develop a vaccine to prevent infections caused by Shigella.

Income from grants is recognized in the period during which the related specified expenses are incurred, provided that the conditions under which the grants were provided have been met. We recognized $0.4 million and $1.0 million of grant income under the CARB-X and Shigella awards and recorded the amounts in Other income (expense), net in the condensed statement of operations during the three months ended June 30, 2021 and 2020, respectively, and $0.4 million and $1.4 million during the six months ended June 30, 2021 and 2020, respectively. A grant receivable of $0.4 million and $0.3 million representing unreimbursed, eligible costs incurred under the CARB-X and Shigella agreements was recorded and included in Prepaid expenses and other current assets in the condensed balance sheets as of June 30, 2021 and December 31, 2020, respectively.

12. Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share and excludes shares which are legally outstanding, but subject to repurchase by us:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net loss (in thousands)	$(23,679)	$(20,320)	$(44,899)	$(47,462)
Weighted-average shares outstanding used in computing net loss per share, basic and diluted	51,508,340	11,803,778	51,342,585	7,926,818
Net loss per share, basic and diluted	$(0.46)	$(1.72)	$(0.87)	$(5.99)

Potentially dilutive securities outstanding as of the periods presented below were excluded from the computation of diluted net loss per share for the three and six months ended June 30, 2021 and 2020 because including them would have been antidilutive:

	As of June 30,
	2021	2020
Stock options	5,805,900	5,172,242

13. Income Taxes

In determining quarterly provisions for income taxes, we use the annual estimated effective tax rate applied to the actual year-to-date profit or loss, adjusted for discrete items arising in that period. Our annual estimated effective tax rate differs from the U.S. federal statutory rate primarily as a result of state taxes and changes in our valuation allowance against our deferred tax assets. For all periods presented, we have incurred net pre-tax losses in the United States. During the three and six months ended June 30, 2021, there were no material changes to our unrecognized tax benefits, and we do not expect to have any significant changes to unrecognized tax benefits through the end of the fiscal year. For the three and six months ended June 30, 2021, we reported zero tax provision. We do not have any tax audits or other issues pending.

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

14. Related Party Transactions

We have an ongoing relationship with Sutro Biopharma. In 2013, Sutro Biopharma provided support to facilitate the establishment of our Company. As of June 30, 2021 and December 31, 2020, Sutro Biopharma owned approximately 1.6 million shares of our common stock. As of December 31, 2019, Sutro Biopharma also owned warrants to purchase 31,857 shares of our common stock (the “Common Stock Warrant”) at an exercise price of $0.79289 per share and 59,276 shares of our Series C redeemable convertible stock (the “Preferred Stock Warrant”) at an exercise price of $11.5215 per share. The Common Stock Warrant and the Preferred Stock Warrant were automatically net exercised pursuant to their terms for 30,278 shares and 16,591 shares, respectively, of our common stock in connection with the IPO. In the agreements and amendments identified herein, we licensed certain intellectual property and acquired certain supply rights from Sutro Biopharma, including the right to use the XpressCF platform to discover and develop vaccine candidates for the treatment or prophylaxis of infectious diseases. On October 12, 2015, we and Sutro Biopharma (“the Parties”) entered into the Sutro Biopharma License Agreement, which amended and restated an agreement dated August 1, 2014. The Sutro Biopharma License Agreement was subsequently amended on May 9, 2018 (“License Amendment A1”) and May 29, 2018 (“License Amendment A2”). In consideration for the License Amendment A2, we issued to Sutro Biopharma the Preferred Stock Warrant to purchase 59,276 shares of Series C redeemable convertible preferred stock at a purchase price of $11.5215 per share. We also entered into a separate supply agreement with Sutro Biopharma on May 29, 2018, which was amended in February 2021 (the “Sutro Biopharma Supply Agreement”). As of June 2, 2021, Sutro Biopharma was no longer considered as a related party.

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

As Sutro Biopharma was no longer considered a related party as of June 2, 2021, we excluded expenses after that date from related party transaction expenses. We recognized expenses related to the Supply Agreement of $0.7 million and $0.1 million for the three months ended June 30, 2021 and 2020, respectively, and $2.4 million and $0.1 million for the six months ended June 30, 2021 and 2020, respectively. No amounts were recorded for changes in the fair value of the Preferred Stock Warrant for the three months ended June 30, 2021 and 2020. We recorded $0 and $0.2 million in changes in the fair value of the Preferred Stock Warrant for the six months ended June 30, 2021 and 2020, respectively. The expense related to the changes in the fair value of the warrant is included in research and development expenses in the condensed statements of operations. Accrued expenses payable to Sutro Biopharma were $0.7 million, excluding amounts incurred after June 2, 2021, and $0.7 million as of June 30, 2021 and December 31, 2020, respectively.

15. Subsequent Event

On July 2, 2021, we filed a shelf registration statement on Form S-3ASR (the “Shelf Registration Statement”), under which we may, from time to time, sell securities in one or more offerings of our common stock, preferred stock, debt securities or warrants. The Shelf Registration Statement became automatically effective upon the filing of the Form S-3ASR on July 2, 2021.

In July 2021, we also entered into an Open Market Sales AgreementSM (the “ATM Sales Agreement”) with Jefferies LLC which provides that, upon the terms and subject to the conditions and limitations set forth in the ATM Sales Agreement, we may elect to issue and sell, from time to time, shares of our common stock having an aggregate offering price of up to $150.0 million through Jefferies LLC acting as our sales agent or principal.

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

Since March 31, 2021, key developments affecting our business include the following:

•

Advanced VAX-24 IND-Enabling Activities: We continue to progress several initiatives for VAX-24. We have manufactured and tested the 24 good manufacturing practice (GMP) conjugated drug substances and are now completing the final steps prior to release. Based upon the data collected to date, we have initiated the final process steps of GMP drug product formulation, fill and finish leading to the anticipated IND filing.

•

Received Additional Award from CARB-X to Advance VAX-A1: In August 2021, we received an additional award from CARB-X (Combating Antibiotic Resistant Bacteria Biopharmaceutical Accelerator) that commits $3.2 million in funding to advance development of VAX-A1, a novel conjugate vaccine designed to prevent infections caused by Group A Streptococcus pyogenes (Strep) bacteria. The award will fund IND-enabling work for VAX-A1. It also builds on the CARB-X award of $2.7 million for the initial funding period, which was completed in December 2020. We are eligible to receive up to a total of $29.7 million in CARB-X funding, inclusive of grants to date, upon the achievement of future VAX-A1 development milestones.

•

Published New Research Supporting the Power of our Technology Platform: The paper, “A Porphyromonas gingivalis Capsule-Conjugate Vaccine Protects From Experimental Oral Bone Loss,” published in the July 2021 edition of the journal Frontiers in Oral Health, showed that conjugation of a polysaccharide from Porphyromonas gingivalis protects against oral bone loss in a mouse model of periodontal disease. This is another demonstration of the power of our technology to enable site-specific conjugation of polysaccharides to a protein carrier in order to potentially generate robust and protective immune responses.

•

Strengthened Advisory Board with Appointment of Dr. Emmanuel Walter from Duke University School of Medicine: In May 2021, we added Dr. Emmanuel Walter, MD, MPH, Professor of Pediatrics, of Duke University School of Medicine to our Scientific Advisory Board. In his roles as the Duke Human Vaccine Institute (DHVI) Chief Medical Officer and Director of the Duke Vaccine and Trials Unit, Dr. Walter provides strategic and operational leadership for clinical research conducted at the DHVI. In addition, he provides oversight of regulatory compliance for DHVI clinical research activities. Dr. Walter has dedicated his career to advancing research and clinical practice in vaccinology, infectious diseases and child health. He currently serves as the principal investigator for the Duke Clinical Core of the Collaborative Influenza Vaccine Innovations Centers funded by the National Institute of Allergy and Infectious Diseases (NIAID). Dr. Walter is the Duke Co-Principal Investigator for the NIAID Vaccine and Treatment Evaluation Unit, which conducts clinical trials of vaccines and treatments for infectious diseases. He is also the Duke Principal Investigator for the Centers for Disease Control and Prevention-funded Clinical Immunization Safety Assessment Project, which conducts studies to identify risk factors and preventive strategies for adverse events following immunization, particularly in special populations.

Since our inception in November 2013, we have devoted substantially all of our resources to performing research and development, undertaking preclinical studies and enabling manufacturing activities in support of our product development efforts, acquiring and developing our technology and vaccine candidates, organizing and staffing our company, establishing our intellectual property portfolio and raising capital to support and expand such activities. We do not have any products approved for sale and have not generated any revenue from product sales. To date, we have financed our operations primarily with proceeds from the sales of our redeemable convertible preferred stock and our initial public offering, or IPO. Through June 30, 2021, we have raised approximately $569.5 million in gross proceeds from the sale of our capital stock. In July 2021, we entered into an Open Market Sales AgreementSM, or the ATM Sales Agreement, with Jefferies LLC, or Jefferies, which provides that, upon the terms and subject to the conditions and limitations set forth in the ATM Sales Agreement, we may elect to issue and sell, from time to time, shares of our common stock having an aggregate offering price of up to $150.0 million through Jefferies acting as our sales agent or principal. We will continue to require additional capital to develop our vaccine candidates and fund operations for the foreseeable future. Accordingly, until such time as we can generate significant revenue from sales of our vaccine candidates, if ever, we expect to finance our cash needs through public or private equity or debt financings, third-party (including government) funding and marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches.

We have incurred net losses in each year since inception and expect to continue to incur net losses in the foreseeable future. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending in large part on the timing of our preclinical studies, clinical trials and manufacturing activities, and our expenditures on other research and development activities. Our net loss was $23.7 million for the three months ended June 30, 2021.As of June 30, 2021, we had an accumulated deficit of $243.5 million. As of June 30, 2021, we had cash, cash equivalents and investments of $341.0 million, which we believe will be sufficient to fund our operating expenses and capital expenditure requirements through at least the completion and announcement of the topline data from our Phase 1/2 clinical proof-of-concept study of VAX-24 in adults, which we expect between late 2022 and early 2023, and to continue to advance our pipeline of other vaccine candidates.

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

Lonza

In October 2016, we entered into a development and manufacturing services agreement, as amended, with Lonza Ltd., or the Lonza DMSA, pursuant to which Lonza Ltd., or Lonza, is obligated to perform services including manufacturing process development and the manufacture of components for VAX-24, including the polysaccharide antigens, our proprietary eCRM protein carrier and conjugated drug substances.

In September 2017, we and Lonza agreed to defer the completion payments for any stage that commenced after December 31, 2019 or had not been completed by December 31, 2019 until the earlier of the completion of all IND-enabling activities or December 31, 2020. In March 2020, Lonza agreed to defer the completion payments until the earlier of the completion of all IND-enabling activities or April 30, 2021. In April 2021, Lonza further agreed to defer 50% of the completion payments until the earlier of the completion of all IND-enabling activities or December 31, 2021.

In June 2018, we entered into a letter agreement with Lonza, pursuant to which we agreed to certain terms for potential future payments in shares of our common stock as partial satisfaction of future obligations to Lonza. Specifically, we and Lonza agreed that the initial pre-IND cash payments made by us to Lonza would be subject to a specified dollar cap, which we refer to as the Initial Cash Cap. After the Initial Cash Cap has been reached, then at our election, we would have the option to make any further pre-IND payments owed to Lonza in cash, in shares of our common stock at then market prevailing prices, or a combination of both, provided that (i) Lonza had the right to elect to receive up to 25% of pre-IND payments in shares of our common stock, up to a maximum of $2.5 million, and (ii) we had the right to issue no more than $10.0 million of pre-IND payments in shares of our common stock. In April 2021, we reached the Initial Cash Cap and notified Lonza that we would be exercising our option to issue approximately $10.0 million in shares of our common stock as payment for a portion of pre-IND payments due April 30, 2021. In June 2021, we issued 399,680 shares of our common stock to Lonza at a price of $25.02 per share to pay for $10.0 million of the pre-IND payments due April 30, 2021.

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

Other Income (Expense), Net

Other income (expense), net includes interest expense incurred on our capital leases for lab equipment, interest income earned from our cash, cash equivalents and investments, grant income, gain (loss) from sale of investments, foreign currency transaction gains (losses) related to our Swiss Franc cash and liability balances and changes in the fair value of our redeemable convertible preferred stock tranche liability (see Note 2, “Basis of Presentation and Summary of Significant Accounting Policies,” Note 3, “Fair Value Measurements and Fair Value of Financial Instruments,” and Note 7, “Redeemable Convertible Preferred Stock,” to our condensed financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more detail).

Grant Income

In July 2019, we received a cost-reimbursement research award from Combating Antibiotic Resistant Bacteria Biopharmaceutical Accelerator, or CARB-X, a public-private partnership funded under a Cooperative Agreement from Assistant Secretary for Preparedness and Response/Biomedical Advanced Research and Development Authority and by awards from Wellcome Trust, Germany’s Federal Ministry of Education and Research, the United Kingdom Global Antimicrobial Resistance Innovation Fund and the Bill & Melinda Gates Foundation. In connection with this funding, we entered into a cost-reimbursement sub-award agreement with the Trustees of Boston University, the administrator of the program, or the CARB-X agreement. CARB-X awarded us up to $1.6 million in initial funding to advance the development of a universal vaccine to prevent infections caused by Group A Strep Bacteria. In July 2020, the CARB-X agreement was amended to increase the funding percentage for reimbursable expenses during the initial funding period from 50% to 90%. As a result, the initial funding amount increased from $1.6 million to $2.7 million. In April 2021, we received approval for the next phase of CARB-X development and executed the cost-reimbursement sub-award agreement with the Trustees of Boston University in August 2021. Pursuant to the CARB-X agreement, the award commits additional funding of $3.2 million for IND-enabling activities and total potential funding of up to $29.7 million (including the current $3.2 million award and the prior $2.7 million award) upon the achievement of future VAX-A1 development milestones. Separately, the National Institute of Health, or NIH, awarded us up to $0.5 million in April 2021 to advance the development of a vaccine against Shigella infection. Grant income pursuant to our award agreements is recognized as we incur and pay qualifying expenses over the periods of the awards. We recognized $0.4 and $1.0million in grant income for funding research and development during the three months ended June 30, 2021 and 2020, respectively, and $0.4 million and $1.4 million for the six months ended June 30, 2021 and 2020, respectively. Grant income is included as a component of Other income (expense), net in the condensed statements of operations.

Results of Operations

Comparison of the Three Months Ended June 30, 2021 and 2020

The following table summarizes our results of operations for the periods presented:

	Three Months Ended June 30,		Change
	2021	2020	$	%
	(in thousands)
Operating expenses:
Research and development	$17,651	$18,178	$(527)	(2.9)%
General and administrative	6,079	3,046	3,033	99.6%
Total operating expenses	23,730	21,224	2,506	11.8%
Loss from operations	(23,730)	(21,224)	(2,506)	11.8%
Other income (expense), net:
Interest expense	(7)	—	(7)	*
Interest income	93	44	49	111.4%
Grant income	378	1,036	(658)	(63.5)%
Realized gain on marketable securities	1	—	1	*
Foreign currency transaction losses	(414)	(176)	(238)	135.2%
Total other income (expense), net	51	904	(853)	(94.4)%
Net loss	$(23,679)	$(20,320)	$(3,359)	16.5%

*	not meaningful

Operating Expenses

Research and Development Expenses

The following table summarizes our research and development expenses for the periods presented:

	Three Months Ended June 30,		Change
	2021	2020	$	%
	(in thousands)
Product and clinical development (1)	$8,285	$12,840	$(4,555)	(35.5)%
Personnel-related	4,011	2,142	1,869	87.3%
Professional and consulting services	1,058	980	78	8.0%
Research and development consumables	1,317	603	714	118.4%
Facility related and other allocated	1,869	997	872	87.5%
Laboratory supplies and equipment	945	452	493	109.1%
Other (2)	166	164	2	1.2%
Total research and development expenses	$17,651	$18,178	$(527)	(2.9)%

(1)	Includes expenses for third-party manufacturing and outsourced contract services, including preclinical studies and outsourced assays.
(2)	Includes travel-related expenses, warrant expense and other miscellaneous office expenses.
*	not meaningful

Research and development expenses decreased by $0.5 million, or 2.9%, during the three months ended June 30, 2021 compared to the corresponding period in 2020. The decrease was primarily attributable to a decrease of $4.6 million in product and clinical development expenses mainly related to our lead vaccine candidate, VAX-24, driven by decreases of $3.7 million in outsourced manufacturing activities and $0.9 million in outsourced research services due to the completion of the eCRM and polysaccharide GMP campaigns in 2020, partially offset by increases in VAX-24 drug substance, drug product and manufacturing-scale-up activities. The increase in personnel-related expenses of $1.9 million was primarily due to increased salaries, benefits and stock-based compensation expense related to an increase in the number of options granted and the growth in the number of employees to support the expanded activities in research and development. The increase of $0.7 million in research and development consumables was primarily due to expenses related to extracts and reagents incurred during the second quarter of 2021 for our VAX-24 program.

General and Administrative Expenses

General and administrative expenses increased by $3.0 million, or 99.6%, during the three months ended June 30, 2021 compared to the corresponding period in 2020. The increase was mainly due to increases of $2.1 million in personnel-related expenses related to higher salaries and benefits and stock-based compensation expense resulting from an increase in the number of options granted and the growth in the number of employees in our general and administrative functions, $0.4 million in directors and officers insurance expense as a public company and $0.4 million in professional and consulting services related primarily to compliance activities under the Sarbanes-Oxley Act, or SOX, and technology infrastructure enhancements.

Other Income (Expense), Net

Other income (expense), net decreased by $0.9 million, or 94.4%, during the three months ended June 30, 2021 compared to the corresponding period in 2020. The decrease was primarily due to a decrease of $0.7 million in grant income for the CARB-X program and an increase of $0.2 million in foreign currency losses generated from a decrease in Swiss Franc cash balances, partially offset by decreases in Swiss Franc payables and accrued liabilities and the appreciation of the U.S. dollar against the Swiss Franc.

Comparison of the Six Months Ended June 30, 2021 and 2020

The following table summarizes our results of operations for the periods presented:

	Six Months Ended June 30,		Change
	2021	2020	$	%
	(in thousands)
Operating expenses:
Research and development	$34,909	$42,493	$(7,584)	(17.8)%
General and administrative	11,964	6,327	5,637	89.1%
Total operating expenses	46,873	48,820	(1,947)	(4.0)%
Loss from operations	(46,873)	(48,820)	1,947	(4.0)%
Other income (expense), net:
Interest expense	(7)	(7)	—	—
Interest income	155	179	(24)	(13.4)%
Grant income	378	1,365	(987)	(72.3)%
Realized gain on marketable securities	1	—	1	*
Foreign currency transaction gains (losses)	1,447	(179)	1,626	*
Total other income (expense), net	1,974	1,358	616	45.4%
Net loss	$(44,899)	$(47,462)	$2,563	(5.4)%

_________________________________

*	not meaningful

Research and Development Expenses

The following table summarizes our research and development expenses for the periods presented:

	Six Months Ended June 30,		Change
	2021	2020	$	%
	(in thousands)
Product and clinical development (1)	$16,647	$32,567	$(15,920)	(48.9)%
Personnel-related	8,020	4,098	3,922	95.7%
Professional and consulting services	2,092	2,032	60	3.0%
Research and development consumables	3,141	698	2,443	350.0%
Facility related and other allocated	3,088	1,740	1,348	77.5%
Laboratory supplies and equipment	1,567	811	756	93.2%
Other (2)	354	547	(193)	(35.3)%
Total research and development expenses	$34,909	$42,493	$(7,584)	(17.8)%

_____________________________________________

(1)	Includes expenses for third-party manufacturing and outsourced contract services, including preclinical studies and outsourced assays.
(2)	Includes travel-related expenses, warrant expense and other miscellaneous office expenses.

Research and development expenses decreased by $7.6 million, or 17.8%, during the six months ended June 30, 2021 compared to the corresponding period in 2020. The decrease was primarily attributable to a decrease of $15.9 million in product and clinical development expenses mainly related to our lead vaccine candidate, VAX-24, which was driven by a $13.9 million decrease in costs related to outsourced manufacturing activities and a $2.0 million decrease in outsourced research services as a result of the completion of the eCRM and polysaccharide GMP campaigns in 2020, partially offset by increases in VAX-24 drug substance, drug product and manufacturing scale-up activities and VAX-XP activities. The increase in personnel-related expenses of $3.9 million was primarily due to increased salaries, benefits and stock-based compensation expense related to an increase in the number of options granted and the growth in the number of employees to support the expanded activities in research and development. The increase of $2.4 million in research and development consumables was primarily due to expenses related to extracts and reagents incurred during 2021 for our VAX-24 and VAX-XP programs.

General and Administrative Expenses

General and administrative expenses increased by $5.6 million, or 89.1%, during the six months ended June 30, 2021 compared to the corresponding period in 2020. The increase was primarily attributable to increases of $4.1 million in personnel-related expenses related to higher salaries and benefits and stock-based compensation expense resulting from an increase in the number of options granted and the growth in the number of employees in our general and administrative functions and $1.0 million in directors and officers insurance expense due to operating as a public company.

Other Income (Expense), Net

Other income (expense), net increased by $0.6 million, or 45.4%, during the six months ended June 30, 2021 compared to the corresponding period in 2020. The increase was primarily attributable to an increase of $1.6 million in foreign currency gains generated by a decrease in Swiss Franc payables and accrued liabilities, partially offset by increases in Swiss Franc cash balances and the appreciation of the U.S. dollar against the Swiss Franc, and a decrease of $1.0 million in grant income for the CARB-X program.

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operations from inception through June 30, 2021. We have funded our operations to date primarily through equity financings totaling approximately $569.5 million in aggregate gross proceeds and $545.2 million net of underwriting discounts, commissions and offering expenses. As of June 30, 2021, we had $151.0 million of cash and cash equivalents, $190.0 million in investments and an accumulated deficit of $243.5 million.

On July 2, 2021, we filed a shelf registration statement on Form S-3ASR, or the Shelf Registration Statement, under which we may, from time to time, sell securities in one or more offerings of our common stock, preferred stock, debt securities or warrants. The Shelf Registration Statement became automatically effective upon the filing of the Form S-3ASR on July 2, 2021.

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

At-the-Market Offering

In July 2021, we entered into the ATM Sales Agreement with Jefferies, which provides that, upon the terms and subject to the conditions and limitations set forth in the ATM Sales Agreement, we may elect to issue and sell, from time to time, shares of our common stock having an aggregate offering price of up to $150.0 million through Jefferies acting as our sales agent or principal. Under the ATM Sales Agreement, Jefferies may sell the shares of common stock by any method permitted by law deemed to be an “at-the-market offering” as defined under the Securities Act of 1933, as amended, or the Securities Act, in block transactions or in privately-negotiated transactions with our consent. Jefferies will use commercially reasonable efforts to sell the shares of common stock subject to the ATM Sales Agreement from time to time, based upon our instructions (including any price, time or size limits or other customary parameters or conditions that we may impose). We will pay Jefferies a commission of up to 3.0% of the gross sales proceeds of any common stock sold through Jefferies under the ATM Sales Agreement; however, we are not obligated to make any sales of common stock.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2021	2020
	(in thousands)
Net cash used in operating activities	$(41,885)	$(22,805)
Net cash used in investing activities	(193,921)	(404)
Net cash provided by financing activities	1,443	374,279
Effect of exchange rate changes on cash and cash equivalents	30	—
Net (decrease) increase in cash, cash equivalents and restricted cash	$(234,333)	$351,070

Cash Flows from Operating Activities

Net cash used in operating activities for the six months ended June 30, 2021 was $41.9 million, which primarily resulted from a net loss of $44.9 million and a net change in our operating assets and liabilities of $3.5 million, partially offset by non-cash charges of $6.5 million. The net change in operating assets and liabilities of $3.5 million was primarily due to an increase in prepaid and other current assets of $6.4 million related to prepaid rent expenses upon adoption of ASC 842 and a decrease in accrued manufacturing expenses of $5.6 million related to decreased outsourced manufacturing activities, partially offset by increases in accounts payable of $4.1 million resulting from an increase in invoices payable to Lonza (see Note 6, “Commitments and Contingencies” under Item 1 of this Quarterly Report on Form 10-Q for further details) and accrued expenses of $3.5 million related primarily to an increase in outsourced research services for the VAX-24 program. Non-cash charges primarily consisted of $4.6 million in stock-based compensation expense and $0.8 million in depreciation and amortization.

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

Cash Flows from Investing Activities

Cash used in investing activities for the six months ended June 30, 2021 was $193.9 million, which related primarily to $228.5 million of purchases of investments and $3.5 million of purchases of lab equipment, partially offset by $21.0 million in maturities of investments and $17.1 million in sales of investments.

Cash used in investing activities for the six months ended June 30, 2020 was $0.4 million, which related primarily to purchases of lab equipment.

Cash Flows from Financing Activities

Cash provided by financing activities for the six months ended June 30, 2021 was $1.4 million, which primarily consisted of proceeds from exercises of common stock options and shares issued under our employee stock purchase plan.

Cash provided by financing activities for the six months ended June 30, 2020 was $374.3 million, which primarily consisted of net proceeds from our IPO of $264.1 million and the issuance of our Series D redeemable convertible preferred stock of $109.9 million.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commitments at June 30, 2021:

	Payments Due by Period
	Less			More
	than	1 - 3	3 - 5	than
	1 Year	Years	Years	5 Years	Total
	(in thousands)
Operating lease obligations(1)	$(166)	$757	$593	$—	$1,184
Purchase commitments(2)	8,125	—	—	—	8,125
Total	$7,959	$757	$593	$—	$9,309

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

(2)

Consists of a $5.4 million non-cancelable reservation fee related to future VAX-24 manufacturing activities, which was recorded in Accounts payable on our balance sheet, and a $2.7 million non-cancelable reservation fee for contingent VAX-24 manufacturing campaigns, which was recorded in Accrued manufacturing expenses.

The contractual obligations table above does not include lease payments allocated to the San Carlos office of approximately $25.1 million to be paid over the four years beginning with the rent commencement date of the lease. Lease payments for the San Carlos office will be finalized upon the rent commencement date of the lease, which we anticipate will occur by the end of 2021 or early 2022.

We have certain payment obligations under various license agreements. Under these agreements, we are required to make milestone payments upon successful completion and achievement of certain intellectual property, clinical, regulatory and sales milestones. The payment obligations under the license agreements are contingent upon future events such as our achievement of specified development, clinical, regulatory and commercial milestones, and we will be required to make development milestone payments and royalty payments in connection with the sale of products developed under these agreements. As the achievement and timing of these future milestone payments are not probable or estimable, such amounts have not been included in our balance sheets as of June 30, 2021 or December 31, 2020, or in the contractual obligations table above. See Note 14, “Related Party Transactions,” to our condensed financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Except as disclosed in Note 2, “Basis of Presentation and Summary of Significant Accounting Policies” to our condensed financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, there have been no significant changes in our critical accounting policies during the six months ended June 30, 2021, as compared with those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 29, 2021.

Emerging Growth Company Status

We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act, or the JOBS Act. Under the JOBS Act, emerging growth companies can delay the adoption of new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. Other exemptions and reduced reporting requirements under the JOBS Act for emerging growth companies include presentation of only two years of audited financial statements in a registration statement for an initial public offering, an exemption from the requirement to provide an auditor’s report on internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, as amended, an exemption from any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation and less extensive disclosure about our executive compensation arrangements. We have elected to use the extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that (i) we are no longer an emerging growth company or (ii) we affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. However, as described in Note 3 to our financial statements included elsewhere in this Quarterly Report on Form 10-Q, we early adopted certain accounting standards, as the JOBS Act does not preclude an emerging growth company from adopting a new or revised accounting standard earlier than the time that such standard applies to private companies to the extent early adoption is permitted. As a result, our financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates. We will remain an emerging growth company until December 31, 2021.

Recently Adopted Accounting Pronouncements

See Note 2, “Basis of Presentation and Summary of Significant Accounting Policies,” to our condensed financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Our cash and cash equivalents as of June 30, 2021 and December 31, 2020 consisted of readily available checking and money market funds. As of June 30, 2021, we also invested in U.S. Treasury securities, U.S. government agency securities, corporate debt and commercial paper. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the nature of the instruments in our portfolio, a sudden change in market interest rates would not be expected to have a material impact on our financial condition or results of operations. We believe that our exposure to interest rate risks is not significant and that a hypothetical 10% movement in market interest rates would not have a significant impact on the total value of our portfolio or our interest income. In addition, we do not believe that our cash and cash equivalents have significant risk of default or illiquidity.

Foreign Currency Risk

We are exposed to market risk related to changes in foreign currency exchange rates, mainly relating to our contract with Lonza, our contract manufacturing organization in Switzerland. We have also entered into a limited number of contracts with other parties with payments denominated in foreign currencies. Payments under these contracts are made in foreign currencies and are subject to fluctuations in foreign currency rates. We do not currently have a formal program in place to hedge foreign currency risks. However, from time to time, we buy Swiss Francs, or CHF, which is the majority of our foreign currency exposure, at market and are holding CHF in our bank accounts. As of June 30, 2021 and December 31, 2020, we had approximately $18.4 million and $4.3 million of cash and cash equivalents, respectively, held at one financial institution. As of June 30, 2021 and December 31, 2020, we had foreign currency denominated accounts payable and accrued expenses of $28.7 million and $41.2 million, respectively. To date, foreign currency transaction gains and losses have not been material to our financial statements. The following table shows the impact of a hypothetical 10% increase or decrease in current exchange rates on our net assets as of June 30, 2021 and our net loss for the three months ended June 30, 2021:

	Impact on Net Assets as of June 30, 2021	Impact on Net Loss for the Three Months Ended June 30, 2021
Hypothetical Change in Currency Exchange Rates	(in thousands)
10% increase	$(1,027)	$(1,433)
10% decrease	$1,027	$1,433

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

Our management, with the participation of Chief Executive Officer, or CEO, and our Chief Financial Officer, or CFO, our principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of June 30, 2021. Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures as of June 30, 2021 were effective at a reasonable assurance level (i) to ensure information that we are required to disclose in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the quarter ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are a preclinical-stage biotechnology vaccine company that was incorporated in November 2013. Investment in preclinical-stage companies and vaccine development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential vaccine candidate will not gain regulatory approval or become commercially viable. We do not have any products approved for sale and have not generated any revenue from product sales. As a result, we are not profitable and have incurred losses in each year since inception. Our net losses were $89.2 million and $50.3 million for the years ended December 31, 2020 and 2019, respectively, and $44.9 million and $47.5 million for the six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021, we had an accumulated deficit of $243.5 million.

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

As of June 30, 2021, we had cash, cash equivalents and investments of $341.0 million. We believe our existing cash, cash equivalents and investments will fund our current operating plans through at least the next 12 months from the date of this Quarterly Report on Form 10-Q. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned. We will need to raise additional capital before we can progress any of our vaccine candidates into a pivotal clinical trial. We expect to finance our cash needs through public or private equity or debt financings, third-party (including government) funding and marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements or any combination of these approaches. In July 2021, we entered into the ATM Sales Agreement with Jefferies, which provides that, upon the terms and subject to the conditions and limitations set forth in the ATM Sales Agreement, we may elect to issue and sell, from time to time, shares of our common stock having an aggregate offering price of up to $150.0 million through Jefferies acting as our sales agent or principal. Our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to and volatility in the credit and financial markets in the United States and worldwide, including the trading price of common stock, resulting from the ongoing COVID-19 pandemic. Our future capital requirements will depend on many factors, including:

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

In addition, the preclinical and clinical trial requirements of the FDA, European Medicines Agency, or EMA, and other regulatory agencies and the criteria these regulators use to determine the safety and efficacy of a vaccine candidate are determined according to the type, complexity, novelty and intended use and market of the potential products. Approvals by the FDA and EMA for existing pneumococcal vaccines, such as Prevnar 13, Pneumovax 23, Prevnar 20 and Vaxneuvance, may not be indicative of what these regulators may require for approval of our vaccine candidates. For example, we expect to use opsonophagocytic activity, or OPA, titers as the primary immunogenicity surrogate endpoint for the VAX-24 program in adults because Prevnar 13 and Prevnar 20 were approved based on the establishment of non-inferiority of serotype-specific OPA responses relative to Pneumovax 23 and Prevnar 13 respectively; however, there can be no assurance that this streamlined non-inferiority approach will be sufficient for regulatory approval or that regulators will not require field efficacy trials. Furthermore, while there have been approvals granted for both pneumococcal conjugate vaccines and meningococcal conjugate vaccines based on surrogate immune endpoints rather than field efficacy studies, we will not be able to confirm this approach’s applicability for our vaccines until we complete our Phase 2 clinical development program. Additionally, novel aspects of our vaccine candidates and manufacturing processes may create further challenges in obtaining regulatory approval. The regulatory approval process for our novel vaccine candidates can be more complex and consequently more expensive and take longer than for other, better known or extensively studied pharmaceutical or other vaccine candidates. More generally, approvals by any regulatory agency may not be indicative of what any other regulatory agency may require for approval or what such regulatory agencies may require for approval in connection with new vaccine candidates. Moreover, our vaccine candidates may not perform successfully in clinical trials.

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

Vaccine candidates that we successfully develop and commercialize may compete with existing vaccines and new vaccines that may become available in the future. Many of our competitors have substantially greater financial, lobbying, technical, human and other resources than we do and may be better equipped to develop, manufacture and market technologically superior vaccines, including the potential that our competitors may develop chemical processes or utilize novel technologies for developing vaccines that may be superior to those we employ. In addition, many of these competitors have significantly greater experience than we have in undertaking preclinical studies and clinical trials of new products and in obtaining regulatory approvals, including for many vaccine franchises. Accordingly, our competitors may succeed in obtaining FDA approval or a preferred recommendation for their products. For example, Prevnar 13 obtained FDA approval for the prevention of invasive pneumococcal disease, or IPD, in infants based on non-inferior IgG antibody responses relative to Prevnar, using the surrogate immune endpoints established by the prior Prevnar field efficacy study. Pfizer implemented a similar approach to development of its 20-valent PCV vaccine candidate, which was approved by the FDA in June 2021 for use in adults.

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

New pediatric vaccines that receive an ACIP preferred recommendation are almost universally adopted, and adult vaccines that receive a preferred recommendation are widely adopted. For example, in 2014, the ACIP voted to recommend Prevnar 13 for routine use to help protect adults aged 65 years and older against pneumococcal disease, which caused Prevnar 13 to become the standard of care along with continued use of Pneumovax 23. ACIP can also modify its preferred recommendation. For instance, in June 2019, the ACIP voted to revise the pneumococcal vaccination guidelines and recommend Prevnar 13 for adults 65 and older based on the shared clinical decision making of the provider and patient, rather than a preferred use recommendation, which means the decision to vaccinate should be made at the individual level between health care providers and their patients. Pfizer noted that this revised recommendation was expected to have a negative effect on Prevnar 13 revenue.

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

The manufacturing process for a vaccine candidate is subject to FDA or comparable foreign regulatory authority review. Our suppliers and manufacturers must meet applicable manufacturing requirements and undergo rigorous facility and process validation tests required by regulatory authorities in order to comply with regulatory standards, such as cGMPs. Additionally, on April 15, 2021, the FDA issued a guidance document in which the FDA described its plans to conduct voluntary remote interactive evaluations of certain drug manufacturing facilities and clinical research sites where an in-person inspection would not be prioritized, deemed mission-critical, or where direct inspection is otherwise limited by travel restrictions, but where the FDA determines that remote evaluation would still be appropriate.

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

Our business could be adversely affected by the effects of health epidemics, including the effects of the ongoing COVID-19 pandemic, in regions where we or third parties on which we rely have significant manufacturing facilities, concentrations of potential clinical trial sites or other business operations.

Health epidemics in regions where we have concentrations of potential clinical trial sites or other business operations could adversely affect our business, including by causing significant disruption in the operations of our contract manufacturer and other third parties upon whom we rely. For example, the COVID-19 pandemic has presented a substantial public health and economic challenge around the world and is affecting employees, patients, communities and business operations, as well as the U.S. economy and financial markets. Our headquarters is located in the San Francisco Bay Area, and our contract manufacturer, Lonza, is located in Switzerland. Many geographic regions have imposed, or in the future may impose, “shelter-in-place” orders, quarantines or similar orders or restrictions to control the spread of COVID-19. At present, we have implemented work-from-home policies for all of our non-lab employees. The effects of these orders and our work-from-home policies may negatively impact productivity, disrupt our business and delay our clinical programs and timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. In connection with these measures, we may be subject to claims based upon, arising out of or related to COVID-19 and our actions and responses thereto, including any determinations that we may make to continue to operate or to re-open our facilities where permitted by applicable law. These and similar, and perhaps more severe, disruptions in our operations could negatively impact our business, financial condition, results of operations and growth prospects.

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

While we expect the COVID-19 pandemic to continue to adversely affect our business operations, the extent of the impact on our development and regulatory efforts and the future value of and market for our common stock will depend on future developments that are highly uncertain and cannot be predicted with confidence at this time, such as the ultimate duration of the pandemic, travel restrictions, quarantines, social distancing and business closure requirements in the United States and in other countries, and the effectiveness of actions taken globally to contain and treat COVID-19. Although some COVID-19 related restrictions have eased since March 2020, the recent surge of infections and the emergence of new strains of COVID-19 has led to a rise in hospitalization rates and concomitant new restrictions imposed by governments. In addition, to the extent the evolving effects of the COVID-19 pandemic adversely affects our business and results of operations, it may also have the effect of heightening many of the other risks and uncertainties described elsewhere in this “Risk Factors” section.

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

The general approach for FDA approval of a new biologic or drug is for the sponsor to provide dispositive data from two Phase 3 clinical trials of the relevant biologic or drug in the relevant patient population. Phase 3 clinical trials typically involve hundreds of patients, have significant costs and are time consuming. While we have not had extensive discussions with the FDA regarding our regulatory plan, as a prerequisite for FDA approval, we believe that any new PCV, such as VAX-24, will have to be compared to the current standard of care, Prevnar 13 in infants and Prevnar 13 and Pneumovax 23 in adults. We believe that a successful comparison would be based on demonstrating clinical non-inferiority of the immune response to Prevnar 13 for common serotypes and to Pneumovax 23 for the incremental 11 serotypes. In addition, we expect to use OPA titers as the primary immunogenicity surrogate endpoint for the VAX-24 program in adults because Prevnar 13 was approved based on the establishment of non-inferiority of OPA responses relative to Pneumovax 23, on a strain-by-strain basis. With the approval of Prevnar 20 in adults, if it becomes the standard of care, we would plan to demonstrate clinical non-inferiority to Prevnar 20 either along with or in lieu of Prevnar 13, but there can be no assurance that this approach would be sufficient for regulatory approval or that regulators would not require field efficacy trials. If the results are sufficiently compelling, we intend to discuss with the FDA submission of a BLA for VAX-24. However, we do not have any agreement or guidance from the FDA that our regulatory development plans will be sufficient for submission of a BLA for VAX-24.

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

There have been executive, judicial and Congressional challenges to the ACA. For example, the Tax Act included a provision that repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year, which is commonly referred to as the “individual mandate.” On June 17, 2021, the United States Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the ACA will remain in effect in its current form. Moreover, prior to the United States Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace, which began on February 15, 2021 and will remain open through August 15, 2021. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges, other litigation, and the healthcare reform measures of the Biden administration will impact the ACA.

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

Further, in the United States there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug and biological product pricing, reduce the cost of prescription drugs and biological products under government payor programs and review the relationship between pricing and manufacturer patient programs. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that attempt to implement several of the administration’s proposals The FDA also released a final rule, effective November 30, 2020, implementing a portion of the importation executive order providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, the Department of Health and Human Services finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed until January 1, 2023. On November 20, 2020, CMS issued an interim final rule implementing President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. On December 28, 2020, the United States District Court for the Northern District of California issued a nationwide preliminary injunction against implementation of the interim final rule. On January 13, 2021, in a separate lawsuit brought by industry groups in the United States District Court of Maryland, the government defendants entered a joint motion to stay litigation on the condition that the government would not appeal the preliminary injunction granted in the United States District Court for the Northern District of California and that performance for any final regulation stemming from the Most Favored Nation Model interim final rule shall not commence earlier than sixty (60) days after publication of that regulation in the Federal Register. Additionally, based on a recent executive order, the Biden administration expressed its intent to pursue certain policy initiatives to reduce drug prices. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine which drugs, biological products and suppliers will be included in their healthcare programs. Furthermore, there has been increased interest by third-party payors and governmental authorities in reference pricing systems and publication of discounts and list prices.

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

Our executive officers, directors and 5% stockholders beneficially own approximately 64.8% of our common stock as of June 30, 2021. Accordingly, these stockholders have the ability to influence us through this ownership position and significantly affect the outcome of all matters requiring stockholder approval. For example, these stockholders may be able to significantly affect the outcome of elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

Because our independent registered public accounting firm is not required to provide an attestation report on the effectiveness of our internal control over financial reporting so long as we qualify as an “emerging growth company,” the risk that material weaknesses or significant deficiencies in our internal control over financial reporting go undetected may be increased. Likewise, our election not to provide certain information, including certain financial information and certain information regarding compensation of our executive officers, that we would otherwise have been required to provide in filings we make with the SEC, may make it more difficult for investors and securities analysts to evaluate our company. We may take advantage of these reporting exemptions until we are no longer an “emerging growth company” on December 31, 2021.

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

As of June 30, 2021, we had 51,963,770 shares of common stock outstanding. Substantially all of such shares are eligible for sale in the public market. In addition, upon issuance, shares of common stock subject to outstanding options under our stock option plans will become eligible for sale in the public market in the future, subject to certain legal and contractual limitations. Moreover, holders of up to an aggregate of 28,610,337 shares of our common stock have the right to require us to register these shares under the Securities Act, pursuant to an investors’ rights agreement. Sales of a substantial number of shares of our common stock in the public market, or the public’s perception that such sales could occur, could have an adverse effect on the market price of our common stock. In addition, for the three months ended June 30, 2021, the average daily trading volume for our common stock on the Nasdaq Global Select Market was 267,470 shares.  As a result of the low trading volume of our common stock, the trading of relatively small quantities of shares by our stockholders could disproportionately influence the market price of our common stock in either direction.  The price for our shares could, for example, decline significantly in the event that a large number of shares of our common stock are sold on the market without commensurate demand, as compared to an issuer with a higher trading volume that could better absorb those sales without an adverse impact on its stock price.

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

We may seek additional capital through a combination of public and private equity offerings, debt financings, strategic partnerships and alliances and licensing arrangements, including through the use of our “at-the-market” facility. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect your rights as a stockholder. The incurrence of indebtedness would result in increased fixed payment obligations and could involve certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. If we raise additional funds through strategic partnerships and alliances and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or vaccine candidates, or grant licenses on terms unfavorable to us.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act, we are required to furnish a report by management related to the internal control over financial reporting in our Form 10-K for the year ending December 31, 2021 and we will be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation. To comply with the Sarbanes-Oxley Act, the requirements of being a reporting company under the Exchange Act and any complex accounting rules in the future, we may need to upgrade our information technology systems, implement additional financial and management controls, reporting systems and procedures, and hire additional accounting and finance staff. We are currently in the process of hiring additional accounting and finance staff as we grow our business. If we are unable to hire the additional accounting and finance staff necessary to comply with these requirements, we may need to retain additional outside consultants. If we or, if required, our auditors, are unable to conclude that our internal control over financial reporting is effective, investors may lose confidence in our financial reporting and the trading price of our common stock may decline.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Recent Sales of Unregistered Equity Securities

During the three months ended June 30, 2021, we issued the following unregistered securities (excluding those previously disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K):

On June 11, 2021, as compensation for pre-IND payments owed to Lonza and pursuant to our letter agreement with Lonza, dated June 19, 2018, we issued 399,680 shares of our common stock to Lonza Group AG, an affiliate of Lonza.

The offer, sale and issuance of the securities described above were deemed to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) in that the issuance of securities to the accredited investor did not involve a public offering. The recipient of securities in this transaction acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the securities issued in this transaction. The recipient of securities in this transaction was an accredited investor under Rule 501 of Regulation D. No underwriters were involved in this transaction.

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

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Description	Schedule Form	File Number	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Vaxcyte, Inc., as amended.	8-K	001-39323	3.1	June 16, 2020

3.2	Amended and Restated Bylaws of Vaxcyte, Inc.	8-K	001-39323	3.2	June 16, 2020

4.1	Form of Common Stock Certificate of the Registrant.	S-1/A	333-238630	4.1	June 8, 2020

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document: the instance document does not appear in the interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Inline XBRL for the cover page of the Quarterly Report on Form 10-Q included in the Exhibit 101 Inline XBRL Document Set.

*	Filed herewith.
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

Vaxcyte, Inc.

Date: August 11, 2021	By:	/s/ Grant E. Pickering
Grant E. Pickering
Chief Executive Officer

Date: August 11, 2021	By:	/s/ Andrew Guggenhime
Andrew Guggenhime
President and Chief Financial Officer