Form 10-Q
period 2021-09-30
Vaxcyte, Inc.
filed 2021-11-10
CIK 1649094

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 8, 2021, the registrant had 52,785,136 shares of common stock, $0.001 par value per share, outstanding.

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

•

Health epidemics, including the effects of the ongoing COVID-19 pandemic, have impacted and could continue to impact our business, including in regions where we or third parties on which we rely have significant manufacturing facilities, concentrations of potential clinical trial sites or other business operations.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

VAXCYTE, INC.

Condensed Balance Sheets

(in thousands, except share and per share data)

(unaudited)

	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$112,044	$386,200
Short-term investments	166,532	—
Prepaid expenses and other current assets	24,373	2,804
Total current assets	302,949	389,004
Property and equipment, net	6,626	3,272
Operating lease right-of-use assets	307	—
Long-term investments	39,735	—
Restricted cash	871	—
Other assets	3,580	550
Total noncurrent assets	51,119	3,822
Total assets	$354,068	$392,826

Liabilities, Redeemable Convertible Preferred Stock and Stockholders' Equity
Current liabilities:
Accounts payable	$25,713	$29,785
Accrued compensation	2,075	284
Accrued manufacturing expenses	7,033	13,012
Accrued expenses (including related party accrual of $0 and $677 as of September 30, 2021 and December 31, 2020, respectively)	12,027	3,766
Deferred rent — current	—	14
Operating lease liabilities — current	613	—
Total current liabilities	47,461	46,861
Deferred rent — long-term	—	10
Operating lease liabilities — long-term	553	—
Other liabilities	98	112
Total liabilities	48,112	46,983

Commitments and contingencies (Note 6)
Stockholders' Equity
Preferred stock, $0.001 par value — 10,000,000 shares authorized at September 30, 2021 and December 31, 2020; no shares issued and outstanding at September 30, 2021 and December 31, 2020	—	—
Common stock, $0.001 par value — 500,000,000 shares authorized at September 30, 2021 and December 31, 2020; 52,587,855 and 51,071,593 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	56	54
Additional paid-in capital	575,990	544,353
Accumulated other comprehensive loss	(12)	—
Accumulated deficit	(270,078)	(198,564)
Total stockholders' equity	305,956	345,843
Total liabilities, redeemable convertible preferred stock and stockholders' equity	$354,068	$392,826

The accompanying notes are an integral part of these unaudited condensed financial statements.

VAXCYTE, INC.

Condensed Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating expenses:
Research and development (including related party expenses of $0 and $143 for the three months ended September 30, 2021 and 2020, respectively, and $2,359 and $458 for the nine months ended September 30, 2021 and 2020, respectively)	$20,428	$16,410	$55,337	$58,903
General and administrative	6,523	4,898	18,487	11,225
Total operating expenses	26,951	21,308	73,824	70,128
Loss from operations	(26,951)	(21,308)	(73,824)	(70,128)
Other income (expense), net:
Interest expense	—	—	(7)	(7)
Interest income	90	33	245	212
Grant income	299	787	677	2,152
Realized gain on marketable securities	1	—	2	—
Foreign currency transaction gains (losses)	(54)	(530)	1,393	(709)
Total other income (expense), net	336	290	2,310	1,648
Net loss	$(26,615)	$(21,018)	$(71,514)	$(68,480)
Net loss per share, basic and diluted	$(0.51)	$(0.41)	$(1.39)	$(3.06)
Weighted-average shares outstanding, basic and diluted	52,187,303	50,895,358	51,627,249	22,354,212

The accompanying notes are an integral part of these unaudited condensed financial statements.

VAXCYTE, INC.

Condensed Statements of Comprehensive Loss

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net Loss	$(26,615)	$(21,018)	$(71,514)	$(68,480)
Other comprehensive loss:
Unrealized gains (losses) on investments	(4)	—	(12)	—
Comprehensive loss	$(26,619)	$(21,018)	$(71,526)	$(68,480)

The accompanying notes are an integral part of these unaudited condensed financial statements.

VAXCYTE, INC.

Condensed Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share data)

(unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance — December 31, 2020	51,071,593	$54	$544,353	$(198,564)	$—	$345,843
Exercise of stock options	267,208	—	487	—	—	487
Vesting of early exercised stock options	—	—	9	—	—	9
Stock-based compensation expense	—	—	1,865	—	—	1,865
Unrealized losses on investments	—	—	—	—	(47)	(47)
Net loss	—	—	—	(21,220)	—	(21,220)
Balance — March 31, 2021	51,338,801	$54	$546,714	$(219,784)	$(47)	$326,937
Exercise of stock options	190,003	—	466	—	—	466
Vesting of early exercised stock options	—	—	2	—	—	2
Issuance of common stock under Employee Stock Purchase Plan	35,286	—	490	—	—	490
Issuance of common stock to Lonza Ltd.	399,680	1	10,000	—	—	10,001
Stock-based compensation expense	—	—	2,769	—	—	2,769
Unrealized gains on investments	—	—	—	—	39	39
Net loss	—	—	—	(23,679)	—	(23,679)
Balance — June 30, 2021	51,963,770	$55	$560,441	$(243,463)	$(8)	$317,025
Exercise of stock options	125,583	—	491	—	—	491
Vesting of early exercised stock options	—	—	2	—	—	2
Issuance of common stock in connection with at-the-market offering, net of issuance costs of $41	498,502	1	12,119			12,120
Stock-based compensation expense	—	—	2,937	—	—	2,937
Unrealized losses on investments	—	—	—	—	(4)	(4)
Net loss	—	—	—	(26,615)	—	(26,615)
Balance — September 30, 2021	52,587,855	$56	$575,990	$(270,078)	$(12)	$305,956

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

VAXCYTE, INC.

Condensed Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(71,514)	$(68,480)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,341	1,073
Stock-based compensation expense	7,571	3,499
Change in fair value of redeemable convertible preferred stock warrant	—	179
Amortization of operating right-of-use assets	910	—
Net amortization of premiums on investments	910	—
Loss on disposal of fixed assets	32	32
Asset impairment charges	—	267
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(16,306)	(1,040)
Other assets	(3,030)	33
Operating lease liabilities	(75)	—
Accounts payable	5,601	7,330
Accrued compensation	1,791	1,076
Accrued manufacturing expenses	(5,979)	18,763
Accrued expenses	8,448	1,416
Deferred rent and other long-term liabilities	—	(8)
Net cash used in operating activities	(70,300)	(35,860)
Cash flows from investing activities:
Purchases of property and equipment	(5,173)	(433)
Proceeds from sale of property and equipment	—	50
Purchases of investments	(295,279)	—
Maturities of investments	58,000	—
Sales of investments	30,062	—
Net cash used in investing activities	(212,390)	(383)
Cash flows from financing activities:
Payments of capital lease obligations	—	(61)
Proceeds from initial public offering, net of underwriters' commissions and discounts	—	267,375
Payment of issuance costs for initial public offering	—	(3,368)
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	—	109,879
Proceeds from exercise of common stock options	1,444	454
Proceeds from issuance of common stock related to at-the-market offering, net of issuance costs	7,108	—
Proceeds from issuance of common stock related to early exercised stock options	—	36
Proceeds from issuance of common stock under the Employee Stock Purchase Plan	490	—
Net cash provided by financing activities	9,042	374,315
Effect of exchange rate changes on cash and cash equivalents	363	—
Net (decrease) increase in cash, cash equivalents and restricted cash	(273,285)	338,072
Cash, cash equivalents and restricted cash, beginning of period	386,200	58,976
Cash, cash equivalents and restricted cash, end of period	$112,915	$397,048
Supplemental disclosure of cash flow information:
Cash paid for interest	$7	$7
Supplemental disclosures of non-cash investing and financing activities:
Purchases of property and equipment recorded in accounts payable and accrued expenses	$271	$149
Conversion of convertible preferred stock into common stock	$—	$270,190
Issuance costs for initial public offering included in accounts payable and accrued expenses	$—	$17
Stock issued for payment of accounts payable	$10,000	$—
Deferred offering costs included in accounts payable and accrued expenses	$154	$—
Proceeds from issuance of common stock through ATM facility not yet received	$5,011	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

VAXCYTE, INC.

Notes to Unaudited Condensed Financial Statements

1. Company Organization and Nature of Business

Vaxcyte, Inc. (“we,” “us,” “the Company,” or “Vaxcyte”), headquartered in Foster City, California, was incorporated in the state of Delaware on November 27, 2013 as SutroVax, Inc. and we changed our name to Vaxcyte, Inc. on May 15, 2020. We are a next-generation vaccine company seeking to improve global health by developing superior and novel vaccines designed to prevent or treat some of the most common and deadly infectious diseases worldwide. Our cell-free protein synthesis platform enables us to design and produce protein carriers and antigens, the critical building blocks of vaccines, in ways that we believe conventional vaccine technologies currently cannot. Our pipeline includes pneumococcal conjugate vaccine (“PCV”) candidates that we believe are among the most broad-spectrum PCV candidates currently in development, targeting the $7 billion global pneumococcal vaccine market. Our lead vaccine candidate, VAX-24, is a 24-valent investigational PCV. We anticipate submitting our initial investigational new drug (“IND”) application to the U.S. Food and Drug Administration (“FDA”) for VAX-24 in the first quarter of 2022, following the anticipated completion of the remaining drug product testing and release, as well as documentation of stability, and initiating our Phase 1/2 clinical proof-of-concept study in adults thereafter. We expect to announce topline data from this study between late 2022 and early 2023. Our second PCV candidate, VAX-XP, leverages our scalable and modular platform and builds on the technical proof of concept established by VAX-24 and is designed to expand the breadth of coverage to at least 30 strains without compromising immunogenicity due to carrier suppression. In addition to our PCV franchise, our pipeline includes VAX-A1, a novel conjugate vaccine candidate for Group A Strep; VAX-PG, a novel protein vaccine candidate targeting the keystone pathogen responsible for periodontitis; and other discovery-stage programs. Our primary activities since incorporation have been to: perform research and development, undertake preclinical studies and conduct manufacturing activities in support of our product development efforts; organize and staff the Company; establish our intellectual property portfolio; and raise capital to support and expand such activities.

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

Unaudited Interim Condensed Financial Statements

The condensed balance sheet as of September 30, 2021 and the condensed statements of operations, comprehensive loss, redeemable convertible preferred stock and stockholders’ equity for the three and nine months ended September 30, 2021 and 2020 and the condensed statements of cash flows for the nine months ended September 30, 2021 and 2020 are unaudited. The unaudited interim condensed financial statements have been prepared on the same basis as the audited annual financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair statement of our financial information. The financial data disclosed in the footnotes to the condensed financial statements related to the three and nine months ended September 30, 2021 and 2020 are also unaudited. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any other future annual or interim period. These interim condensed financial statements should be read in conjunction with our audited financial statements and related notes thereto for the year ended December 31, 2020 included in our Annual Report on Form 10-K filed with the SEC on March 29, 2021.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities at the date of the financial statements. On an ongoing basis, we evaluate our estimates and assumptions, including those related to stock-based compensation expense, accruals for certain research and development costs, the determination of our incremental borrowing rate, the valuation of deferred tax assets and income taxes. Management bases our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from those estimates.

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

Investments

Our investments have been classified and accounted for as available-for-sale securities. Fixed income securities consist of U.S. Treasury securities, U.S. government agency securities, corporate debt, commercial paper and asset-backed securities. These securities are recorded on the condensed balance sheets at fair value. Unrealized gains and losses on these securities are included as a separate component of accumulated other comprehensive income. The cost of investment securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in other income (expense), net. Realized gains and losses and declines in fair value judged to be other-than-temporary, if any, are also included in other income (expense), net. We evaluate securities for other-than-temporary impairment at the balance sheet date. Declines in fair value determined to be other-than-temporary are included in other income (expense), net. We classify our investments as short or long term primarily based on the remaining contractual maturity of the securities.

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

Deferred Offering Costs

Deferred offering costs consist of fees and expenses incurred in connection with the sale of our common stock in equity transactions, including legal, accounting, printing and other issuance-related costs. Prior to the completion of such equity transactions, these deferred offering costs were included in Other assets on the condensed balance sheet. In connection with and as of the closing of such equity transactions, these costs were reclassified to Additional paid-in capital, representing a reduction to the gross proceeds. As of September 30, 2021, $3.4 million of IPO-related costs are included in the Additional paid-in capital line item on the condensed balance sheet. As of September 30, 2021 and December 31, 2020, we recorded deferred offering costs of $0.5 million and $0.1 million, respectively, in Other assets on the condensed balance sheets.

Leases

Under Financial Accounting Standards Board (FASB) Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842) and its associated amendments (“ASC 842”), we determine if an arrangement is a lease at inception. In addition, we determine whether a lease meets the classification criteria of a finance or operating lease at the lease commencement date considering whether: (i) the lease transfers ownership of the underlying asset to the lessee at the end of the lease term; (ii) the lease grants the lessee an option to purchase the underlying asset that the lessee is reasonably certain to exercise; (iii) the lease term is for a major part of the remaining economic life of the underlying asset; (iv) the present value of the sum of the lease payments and residual value guaranteed by the lessee equals or exceeds substantially all of the fair value of the underlying asset; and (v) the underlying asset is such a specialized nature that it is expected to have no alternative use to the lessor at the end of the lease term. As of September 30, 2021, our lease population consisted of real estate operating leases. As of September 30, 2021, the Company did not have finance leases.

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

Concentration of Credit Risk and Other Risks and Uncertainties

Financial instruments that potentially subject us to a concentration of credit risk consist primarily of cash and cash equivalents and investments. We invest in money market funds, U.S. Treasury securities, U.S. government agency securities, corporate debt, commercial paper and asset-backed securities. We maintain bank deposits in federally insured financial institutions and these deposits may exceed federally-insured limits. We are exposed to credit risk in the event of a default by the financial institutions holding our cash and issuers of investments to the extent recorded on the condensed balance sheets. Our investment policy limits investments to money market funds, certain types of debt securities issued by the U.S. Government and its agencies, corporate debt, commercial paper and asset-backed securities, and places restrictions on the credit ratings, maturities and concentration by type and issuer. We have not experienced any significant losses on our deposits of cash, cash equivalents or investments.

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

Level 1 securities consist of highly liquid money market funds for which the carrying amounts approximate their fair values due to their short maturities. U.S. Treasury securities are valued using Level 1 inputs based on unadjusted, quoted prices in active markets that are observable at the measurement date for identical assets or liabilities. Level 2 securities, consisting of corporate debt, commercial paper, U.S. government agency securities and asset-backed securities, are measured based on other observable inputs, including broker or dealer quotations or alternative pricing sources. When quoted prices in active markets for identical assets or liabilities are not available, we rely on non-binding quotes from our investment managers, which are based on proprietary valuation models of independent pricing services. These models generally use inputs such as observable market data, quoted market prices for similar instruments or historical pricing trends of securities relative to our peers. To validate the fair value determinations provided by our investment managers, we review the pricing movement in the context of overall market trends and trading information from our investment managers. In addition, we assess the inputs and methods used in determining the fair value in order to determine the classification of securities in the fair value hierarchy. We had no Level 3 securities either as of September 30, 2021 or December 31, 2020.

There were no transfers within the hierarchies during the three and nine months ended September 30, 2021 or the year ended December 31, 2020.

We invested in money market funds as of December 31, 2020. In January 2021, we started to invest some of our funds in corporate debt, commercial paper, U.S. Treasury securities, U.S. government agency securities and asset-backed securities in addition to money market funds. The following tables set forth our financial instruments measured at fair value on a recurring basis by level within the fair value hierarchy at September 30, 2021 and December 31, 2020:

		September 30, 2021
	Fair Value Hierarchy Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Assets		(in thousands)
Cash and cash equivalents:
Cash	Level 1	$52,611	$—	$—	$52,611
Money market funds(1)	Level 1	51,183	—	—	51,183
Commercial paper(1)	Level 2	8,250	—	—	8,250
Total cash and cash equivalents		112,044	—	—	112,044
Investments:
U.S. Treasury securities	Level 1	43,390	11	—	43,401
Commercial paper	Level 2	69,966	—	(1)	69,965
Corporate debt	Level 2	54,213	—	(16)	54,197
Asset-backed securities	Level 2	13,958	—	(7)	13,951
U.S. government agency securities	Level 2	24,752	1	—	24,753
Total investments		206,279	12	(24)	206,267

Total assets measured at fair value		$318,323	$12	$(24)	$318,311

		December 31, 2020
	Fair Value Hierarchy Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Assets		(in thousands)
Cash and cash equivalents:
Cash	Level 1	$4,788	$—	$—	$4,788
Money market funds(1)	Level 1	381,412	—	—	381,412
Total assets measured at fair value		$386,200	$—	$—	$386,200

(1)	Included within cash and cash equivalents on the condensed balance sheets.

The following table presents the contractual maturities of our investments as of September 30, 2021 (in thousands):

September 30, 2021
Fair Value
Due in less than one year	$166,532
Due in one to five years	39,735
Total	$206,267

4. Balance Sheet Details

Property and Equipment, Net

Property and equipment, net as of September 30, 2021 and December 31, 2020 consisted of the following:

	September 30,	December 31,
	2021	2020
	(in thousands)
Furniture and equipment	$1,217	$397
Computers and computer software	111	111
Lab equipment	8,814	4,739
Leasehold improvements	1,903	1,903
Construction in progress	—	219
Total property and equipment	12,045	7,369
Less: accumulated depreciation and amortization	(5,419)	(4,097)
Property and equipment, net	$6,626	$3,272

Depreciation and amortization expense for the three months ended September 30, 2021 and 2020 was $0.5 million and $0.3 million, respectively. Depreciation and amortization expense for the nine months ended September 30, 2021 and 2020 was $1.3 million and $1.1 million, respectively.

Accrued Expenses

Accrued expenses as of September 30, 2021 and December 31, 2020 consisted of the following:

	September 30,	December 31,
	2021	2020
	(in thousands)
Preclinical studies	$6,335	$2,844
Professional fees	643	490
Other accrued expenses	5,049	432
Total	$12,027	$3,766

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

Information related to our ROU assets and related lease liabilities was as follows (dollar amounts in thousands):

September 30,
2021
Cash paid for operating lease liabilities	$920
Operating lease right-of-use assets	307

Current operating lease liabilities	$613
Non-current operating lease liabilities	553
Total lease liabilities	$1,166

Weighted-average remaining lease term (in years)	0.32
Weighted-average discount rate	7.2%

Maturities of lease liabilities as of September 30, 2021 were as follows:

Years ending December 31,	(in thousands)
Remainder of 2021(1)	$(253)
2022	487
2023	379
2024	388
2025	398
Thereafter
Total future undiscounted lease payments	1,399
Less: Imputed interest	(233)
Total lease liabilities	$1,166

(1)	Maturities for 2021 is net of lease incentives of $0.9 million allocated to the Palo Alto office.

Future minimum payments required under operating leases as of December 31, 2020 were as follows:

Years ending December 31,	(in thousands)
2021	$742
2022	190
Total future minimum payments	$932

Rent expense recognized under the leases was $1.0 million and $0.2 million for the three months ended September 30, 2021 and 2020, respectively, and $1.9 million and $0.5 million for the nine months ended September 30, 2021 and 2020, respectively.

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

Guarantees and Indemnifications

In the normal course of business, we enter into agreements that contain a variety of representations and provide for general indemnification. Our exposure under these agreements is unknown because it involves claims that may be made against us in the future. To date, we have not paid any claims or been required to defend any action related to our indemnification obligations. As of September 30, 2021, we did not have any material indemnification claims that were probable or reasonably possible and consequently have not recorded related liabilities.

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

7. Redeemable Convertible Preferred Stock

There were no shares of redeemable convertible preferred stock authorized or outstanding as of September 30, 2021.

In connection with our IPO in June 2020, the outstanding shares of our Series A, Series B, Series C and Series D Redeemable Convertible Preferred Stock automatically converted into 28,610,337 shares of common stock.

8. Common Stock

Our certificate of incorporation authorizes us to issue up to 500,000,000 shares of common stock with $0.001 par value per share, of which 52,587,855 and 51,071,593 shares were issued and outstanding as of September 30, 2021 and December 31, 2020, respectively. The holders of our common stock are also entitled to receive dividends whenever funds are legally available, when and if declared by our board of directors. As of September 30, 2021 and December 31, 2020, no dividends had been declared. Each share of common stock is entitled to one vote.

In July 2021, we entered into an Open Market Sales AgreementSM (the “ATM Sales Agreement”) with Jefferies LLC (“Jefferies”), which provides that, upon the terms and subject to the conditions and limitations set forth in the ATM Sales Agreement, we may elect to issue and sell, from time to time, shares of our common stock having an aggregate offering price of up to $150.0 million through Jefferies acting as our sales agent or principal. We will pay Jefferies a commission of up to 3.0% of the gross sales proceeds of any common stock sold through Jefferies under the ATM Sales Agreement; however, we are not obligated to make any sales of common stock. As of September 30, 2021, we have sold 498,502 shares of our common stock under the ATM Sales Agreement at an average price of $25.15 per share for aggregate gross proceeds of $12.5 million ($12.2 million net of commissions and offering expenses). As of September 30, 2021, we recorded approximately $5.0 million of receivables in Prepaid expenses and other current assets in the condensed balance sheet for net proceeds related to the sale of common stock under the ATM Sales Agreement that had not been received as of September 30, 2021.

Common stock reserved for future issuance under the 2020 Equity Incentive Plan (the “2020 Plan”) and the 2014 Equity Incentive Plan (the “2014 Plan”) was as follows, and excludes 62,382 shares issued outside of the 2014 Plan and 2020 Plan:

	September 30,	December 31,
	2021	2020
Options issued and outstanding	5,427,007	5,188,531
Shares available for future stock option grants	6,321,076	4,651,149
Total	11,748,083	9,839,680

9. Warrants

In connection with our IPO in June 2020, our outstanding warrants were automatically net exercised for an aggregate 46,869 shares of common stock.

10. Equity Incentive Plans

2020 and 2014 Equity Incentive Plans

In June 2020, our board of directors adopted, and our stockholders approved, the 2020 Plan, which became effective on June 11, 2020. Under the 2020 Plan, we may grant stock options, appreciation rights, restricted stock and restricted stock units to employees, consultants and directors. Stock options granted under the 2020 Plan may be either incentive stock options or nonqualified stock options. Incentive stock options may be granted only to our employees, including officers and directors who are also employees. Nonqualified stock options may be granted to our employees, officers, directors, consultants and advisors. The exercise price of stock options granted under the 2020 Plan must be at least equal to the fair market value of the common stock on the date of grant, except that an incentive stock option granted to an employee who owns more than 10% of the shares of our common stock shall have an exercise price of no less than 110% of the fair value per share on the grant date and expire five years from the date of grant. The maximum term of stock options granted under the 2020 Plan is 10 years, unless subject to the provisions regarding 10% stockholders. Our stock options granted to new employees generally vest over four years at a rate of 25% upon the first anniversary of the vesting commencement date and monthly thereafter. Our other stock options granted to employees generally vest on terms consistent with stock options granted to new employees or monthly over four years from the vesting commencement date. A total of 10,150,000 shares of common stock were approved to be initially reserved for issuance under the 2020 Plan. The number of shares that remained available for issuance under the 2014 Plan as of the effective date of the 2020 Plan and shares subject to outstanding awards under the 2014 Plan as of the effective date of the 2020 Plan that are subsequently canceled, forfeited or repurchased by us will be added to the shares reserved under the 2020 Plan. In addition, the number of shares of common stock available for issuance under the 2020 Plan will be automatically increased on the first day of each calendar year during the ten-year term of the 2020 Plan, beginning with January 1, 2021 and ending with January 1, 2030, by an amount equal to 5% of the outstanding number of shares of our common stock on December 31 of the preceding calendar year or such lesser amount as determined by our board of directors. Effective January 1, 2021, the number of shares of common stock available under the 2020 Plan increased by 2,553,579 shares pursuant to the evergreen provision. As of September 30, 2021, an aggregate of 6,321,076 shares of common stock were available for issuance under the 2020 Plan.

Our 2014 Plan permitted the granting of incentive stock options, non-statutory stock options, restricted stock and other stock-based awards. Subsequent to the adoption of the 2020 Plan, no additional equity awards can be made under the 2014 Plan. As of September 30, 2021, 3,961,387 shares and 1,465,620 shares of common stock were subject to outstanding options under the 2014 Plan and 2020 Plan, respectively.

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

At September 30, 2021 and December 31, 2020, 8,337 and 15,056 shares, respectively, remained subject to our right of repurchase as a result of the early exercised stock options. The remaining liabilities related to early exercised shares as of September 30, 2021 and December 31, 2020 were both less than $0.1 million and were recorded in other liabilities.

Activity under our 2020 Plan and 2014 Plan, which excludes options to purchase 62,382 shares granted outside of the 2020 Plan and 2014 Plan, was as follows:

		Options Outstanding
Stock Option Activity	Options Available for Grant	Number of Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balances — December 31, 2020	4,651,149	5,121,549	$4.99
Additional shares authorized	2,553,579	—
Options granted	(1,378,321)	1,378,321	$21.46
Options exercised	—	(578,194)	$2.50
Options forfeited	494,669	(494,669)	$16.53
Balances — September 30, 2021	6,321,076	5,427,007	$8.39	7.71	$93,459
Vested and expected to vest — September 30, 2021		5,427,007	$8.39	7.71	$93,459
Exercisable at September 30, 2021		2,646,355	$4.03	6.59	$56,584

During the three months ended September 30, 2021 and 2020, 125,583 and 67,792 shares of stock options, respectively, were exercised for cash at a weighted-average price per share of $3.91 and $1.60, respectively. The weighted-average grant date fair value of options granted for the three months ended September 30, 2021 and 2020 was $17.00 and $29.83, respectively. The intrinsic value of the stock options exercised was $2.5 million and $2.5 million for the three months ended September 30, 2021 and 2020, respectively.

During the nine months ended September 30, 2021 and 2020, 578,194 and 263,626 shares of stock options, respectively, were exercised for cash at a weighted-average price per share of $2.50 and $1.86, respectively. The weighted-average grant date fair value of options granted for the nine months ended September 30, 2021 and 2020 was $14.37 and $8.17, respectively. The intrinsic value of the stock options exercised was $12.4 million and $5.1 million for the nine months ended September 30, 2021 and 2020, respectively.

2020 Employee Stock Purchase Plan

In June 2020, our board of directors adopted, and our stockholders approved, the 2020 Employee Stock Purchase Plan (the “2020 ESPP”), which became effective on June 11, 2020. The 2020 ESPP permits participants to purchase common stock through payroll deductions of up to 15% of their eligible compensation. Employees enrolled in the 2020 ESPP purchase shares of common stock at a price per share equal to 85% of the lower of the fair market value at the start or end of the six-month purchase periods within the two-year offering period. A total of 650,000 shares of common stock were approved to be initially reserved for issuance under the 2020 ESPP. In addition, the number of shares of common stock available for issuance under the 2020 ESPP will be automatically increased on the first day of each calendar year during the ten-year term of the 2020 Plan, beginning with January 1, 2021 and ending with January 1, 2030, by an amount of 1% of the outstanding number of shares of our common stock on December 31st of the preceding calendar year or such lesser amount as determined by our board of directors. Effective January 1, 2021, the number of shares of common stock available under the 2020 ESPP increased by 510,715 shares pursuant to the evergreen provision. As of September 30, 2021, 1,097,964 shares of common stock were available for issuance under the 2020 ESPP.

Stock-based Compensation

We estimated the fair value of employee stock options using the Black-Scholes option-pricing model for the three and nine months ended September 30, 2021 and 2020using the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Fair Value Assumptions
Expected volatility	81.2% - 81.8%	93.0% - 93.5%	81.0% - 82.5%	81.2% - 93.5%
Expected dividend yield	0%	0%	0%	0%
Expected term (in years)	5.4	5.6	5.4 - 5.5	5.6 - 6.1
Risk-free interest rate	0.8% - 1.1%	0.3%	0.5% - 1.1%	0.3% - 1.4%

We estimated the fair value of shares under the 2020 ESPP using the Black-Scholes option-pricing model for the three and nine months ended September 30, 2021 and 2020 using the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Fair Value Assumptions
Expected volatility	79.6% - 88.8%	109.7% - 158.2%	79.6% - 126.3%	107.0% - 158.2%
Expected dividend yield	0%	0%	0%	0%
Expected term (in years)	0.5 - 2.0	0.4 - 1.9	0.5 - 2.0	0.4 - 1.9
Risk-free interest rate	0% - 0.2%	0.2%	0% - 0.2%	0.2%

We recorded total stock-based compensation expense for the three and nine months ended September 30, 2021 and 2020 related to the 2014 Plan, the 2020 Plan and the 2020 ESPP in the condensed statements of operations and allocated the amounts as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands)		(In thousands)
Research and development	$1,023	$558	$2,688	$1,081
General and administrative	1,914	1,280	4,883	2,418
Total	$2,937	$1,838	$7,571	$3,499

Upon our IPO, 362,935 shares of performance-based awards vested and, as a result, we recognized $0.3 million of stock-based compensation expense during the three months ended June 30, 2020, which amount is included in the above table for the nine months ended September 30, 2020.

11. Funding Arrangement

In July 2019, we received a cost-reimbursement research award from Combating Antibiotic Resistant Bacteria Biopharmaceutical Accelerator (“CARB-X”), a public-private partnership funded under a Cooperative Agreement from Assistant Secretary for Preparedness and Response/Biomedical Advanced Research and Development Authority (“BARDA”) and by awards from Wellcome Trust, Germany’s Federal Ministry of Education and Research, the United Kingdom Global Antimicrobial Resistance Innovation Fund and the Bill & Melinda Gates Foundation. In connection with this funding, we entered into a cost-reimbursement sub-award agreement with the Trustees of Boston University, the administrator of the program. The initial award provided the potential for funding up to four years to develop a universal vaccine to prevent infections caused by Group A Strep bacteria, which include pharyngitis, impetigo and necrotizing fasciitis. The initial award committed initial funding of up to $1.6 million for our VAX-A1 program and, subject to a CARB-X decision to extend the options, up to $15.1 million in total funding available upon achievement of development milestones over the next four years. Specified research expenditures are reimbursable expenses associated with agreed-upon activities needed to advance the research project supported by the grant. These expenditures can include labor, laboratory supplies, travel, consulting and third-party vendor research and development support costs.

In July 2020, the CARB-X agreement was amended with the initial funding amount increased from $1.6 million to $2.7 million. In December 2020, we reached the maximum CARB-X funding limit for this initial funding period, and subsequently submitted our funding proposal to CARB-X for the next period under our agreement. In April 2021, we received approval for the next phase of CARB-X development and executed the cost-reimbursement sub-award agreement with the Trustees of Boston University in August 2021. Pursuant to the agreement, the award commits additional funding of $3.2 million for IND-enabling activities and total potential funding of up to $29.7 million (including the current $3.2 million award and the prior $2.7 million award) upon the achievement of future VAX-A1 development milestones.

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

Income from grants is recognized in the period during which the related specified expenses are incurred, provided that the conditions under which the grants were provided have been met. We recognized $0.3 million and $0.8 million of grant income under the CARB-X and Shigella awards and recorded the amounts in Other income (expense), net in the condensed statement of operations during the three months ended September 30, 2021 and 2020, respectively, and $0.7 million and $2.2 million during the nine months ended September 30, 2021 and 2020, respectively. A grant receivable of $0.7 million and $0.3 million representing unreimbursed, eligible costs incurred under the CARB-X and Shigella agreements was recorded and included in Prepaid expenses and other current assets in the condensed balance sheets as of September 30, 2021 and December 31, 2020, respectively.

12. Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share and excludes shares which are legally outstanding, but subject to repurchase by us:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss (in thousands)	$(26,615)	$(21,018)	$(71,514)	$(68,480)
Weighted-average shares outstanding used in computing net loss per share, basic and diluted	52,187,303	50,895,358	51,627,249	22,354,212
Net loss per share, basic and diluted	$(0.51)	$(0.41)	$(1.39)	$(3.06)

Potentially dilutive securities outstanding as of the periods presented below were excluded from the computation of diluted net loss per share for the three and nine months ended September 30, 2021 and 2020 because including them would have been antidilutive:

	As of September 30,
	2021	2020
Stock options	5,489,389	5,094,669

13. Income Taxes

In determining quarterly provisions for income taxes, we use the annual estimated effective tax rate applied to the actual year-to-date profit or loss, adjusted for discrete items arising in that period. Our annual estimated effective tax rate differs from the U.S. federal statutory rate primarily as a result of state taxes and changes in our valuation allowance against our deferred tax assets. For all periods presented, we have incurred net pre-tax losses in the United States. During the three and nine months ended September 30, 2021, there were no material changes to our unrecognized tax benefits, and we do not expect to have any significant changes to unrecognized tax benefits through the end of the fiscal year. For the three and nine months ended September 30, 2021, we reported zero tax provision. We do not have any tax audits or other issues pending.

On March 27, 2020, the President of the United States signed into law the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The CARES Act, among other things, includes certain income tax provisions for individuals and corporations; however, these benefits do not impact our current tax provision.

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

14. Related Party Transactions

We have an ongoing relationship with Sutro Biopharma. In 2013, Sutro Biopharma provided support to facilitate the establishment of our Company. As of September 30, 2021 and December 31, 2020, Sutro Biopharma owned approximately 1.6 million shares of our common stock. As of December 31, 2019, Sutro Biopharma also owned warrants to purchase 31,857 shares of our common stock (the “Common Stock Warrant”) at an exercise price of $0.79289 per share and 59,276 shares of our Series C redeemable convertible stock (the “Preferred Stock Warrant”) at an exercise price of $11.5215 per share. The Common Stock Warrant and the Preferred Stock Warrant were automatically net exercised pursuant to their terms for 30,278 shares and 16,591 shares, respectively, of our common stock in connection with the IPO. In the agreements and amendments identified herein, we licensed certain intellectual property and acquired certain supply rights from Sutro Biopharma, including the right to use the XpressCF platform to discover and develop vaccine candidates for the treatment or prophylaxis of infectious diseases. On October 12, 2015, we and Sutro Biopharma (the “Parties”) entered into the Sutro Biopharma License Agreement, which amended and restated an agreement dated August 1, 2014. The Sutro Biopharma License Agreement was subsequently amended on May 9, 2018 (“License Amendment A1”) and May 29, 2018 (“License Amendment A2”). In consideration for the License Amendment A2, we issued to Sutro Biopharma the Preferred Stock Warrant to purchase 59,276 shares of Series C redeemable convertible preferred stock at a purchase price of $11.5215 per share. We also entered into a separate supply agreement with Sutro Biopharma on May 29, 2018, which was amended in February 2021 (the “Sutro Biopharma Supply Agreement”). As of June 2, 2021, Sutro Biopharma was no longer considered as a related party.

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

As Sutro Biopharma was no longer considered a related party as of June 2, 2021, we excluded expenses after that date from related party transaction expenses. We recognized expenses related to the Supply Agreement of $0 and $0.1 million for the three months ended September 30, 2021 and 2020, respectively, and $2.4 million and $0.3 million for the nine months ended September 30, 2021 and 2020, respectively. No amounts were recorded for changes in the fair value of the Preferred Stock Warrant for the three months ended September 30, 2021 and 2020. We recorded $0 and $0.2 million in changes in the fair value of the Preferred Stock Warrant for the nine months ended September 30, 2021 and 2020, respectively. The expense related to the changes in the fair value of the warrant is included in research and development expenses in the condensed statements of operations. Accrued expenses payable to Sutro Biopharma were $0 and $0.7 million as of September 30, 2021 and December 31, 2020, respectively.

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

Overview

We are a next-generation vaccine company seeking to improve global health by developing superior and novel vaccines designed to prevent or treat some of the most common and deadly infectious diseases worldwide. Our cell-free protein synthesis platform enables us to design and produce protein carriers and antigens, the critical building blocks of vaccines, in ways that we believe conventional vaccine technologies currently cannot. Our pipeline includes pneumococcal conjugate vaccine, or PCV, candidates that we believe are among the most broad-spectrum PCV candidates currently in development, targeting the $7 billion global pneumococcal vaccine market. Our lead vaccine candidate is VAX-24, a 24-valent investigational PCV. We anticipate submitting our initial investigational new drug, or IND, application to the U.S. Food and Drug Administration, or FDA, for VAX-24 in the first quarter of 2022, following the anticipated completion of the remaining drug product testing and release, as well as documentation of stability, and initiating our Phase 1/2 clinical proof-of-concept study in adults thereafter. We expect to announce topline data from this study between late 2022 and early 2023. Our second PCV candidate, known as VAX-XP, leverages our scalable and modular platform and builds on the technical proof of concept established by VAX-24 and, if approved, would expand the breadth of coverage to at least 30 strains without compromising immunogenicity due to carrier suppression. In addition to our PCV franchise, we are developing VAX-A1, a novel conjugate vaccine candidate for Group A Strep, and VAX-PG, a novel protein vaccine candidate targeting the keystone pathogen responsible for periodontitis, and other discovery-stage programs.

Since June 30, 2021, key developments affecting our business include the following:

•

Advanced VAX-24 IND-Enabling Activities: We continue to make significant progress with VAX-24, including the recent completion of the formal release of the 24 good manufacturing practice, or GMP, conjugated drug substances, or DS, the good laboratory practice non-clinical toxicology study and the manufacture (formulation, fill and finish) of the GMP drug product, or DP.

•

Presented Preclinical Data Supporting the Potential of VAX-XP: The poster, “Development of a Next Generation 30+ Valent Pneumococcal Conjugate Vaccine (VAX-XP) Using Site-Specific Carrier Protein Conjugation,” presented at IDWeek 2021, evaluated the immunogenicity of VAX-XP, our PCV candidate with an expanded breadth of coverage, in New Zealand white rabbits. The key study findings presented include:

▪

VAX-XP showed conjugate-like immune responses for all 31 serotypes, as demonstrated by IgG immune responses 14 days after both an initial and booster dose that were superior to polysaccharide-based vaccines and comparable to Prevnar 13.

▪	All serotypes in VAX-XP elicited a T-cell dependent immune response as demonstrated by the increase in IgG titers post boost.

•

Initiated VAX-A1 IND-Enabling Activities: We continue to advance development of VAX-A1, a novel conjugate vaccine designed to prevent infections caused by Group A Streptococcus pyogenes, or Strep, bacteria. Following the nomination of our final VAX-A1 vaccine candidate in the first quarter of 2021, we initiated IND-enabling studies in the second half of 2021, consistent with prior guidance.

•

Enhanced Board of Directors with Appointment of Four Industry Veterans: In October 2021, we appointed Dr. Carlos Paya, who serves as the Board Chair, and Dr. Michael Kamarck to our board of directors. This followed the September 2021 board appointments of Annie Drapeau and Teri Loxam. These accomplished industry leaders have deep experience across the biopharmaceutical and vaccine industries and will provide additional skills and expertise as we advance and scale our business.

•

Appointed Harp Dhaliwal as Senior Vice President, Commercial Manufacturing & Supply Chain: In October 2021, Harp Dhaliwal joined as Senior Vice President of Commercial Manufacturing and Supply Chain and a member of the executive team. Mr. Dhaliwal has 25 years of experience in engineering, operations strategy, manufacturing and supply chain, with significant expertise in the healthcare industry. During his career, he has led commercial manufacturing and supply chain for multiple products. Most recently, Mr. Dhaliwal served as Senior Vice President of Supply Chain, Manufacturing and Procurement at Dermira and transitioned to Eli Lilly following the company’s acquisition. In this role, he supported Dermira’s first product launch and successfully transitioned the cGMP manufacturing network from clinical to commercial. Previously, Mr. Dhaliwal was the Head of Manufacturing and Supply Chain at Medivation, an oncology-focused company. Following Pfizer’s acquisition of Medivation, Mr. Dhaliwal led the operations integration. Previously, Mr. Dhaliwal had a long career at Biogen where he ultimately served as Biogen’s Chief Procurement Officer, responsible for managing $3 billion of enterprise-wide spend. While at Biogen, he was also instrumental in transforming the manufacturing network, initiating the biosimilar business and other strategic initiatives. Mr. Dhaliwal has an MBA in Science and Technology from Queen's University and a Bachelor of Chemical Engineering from the University of British Columbia.

•

Expanded Scientific Advisory Board with Appointment of Dr. Emmanuel Hanon: In July 2021, Vaxcyte added Dr. Emmanuel Hanon, a healthcare veteran and the Global Head of R&D for Viome, to its Scientific Advisory Board. Previously, Dr. Hanon spent 20 years at GlaxoSmithKline, or GSK, in R&D roles of increasing responsibility, most recently serving as Senior Vice President, Head of Vaccine R&D and a member of GSK’s Vaccine Executive Team. In this role, he oversaw more than 3,500 employees across 50 countries dedicated to the discovery, development and management activities for GSK's vaccine efforts. Additionally, Dr. Hanon was responsible for the shared science and technology platforms supporting the entire vaccine business, managing technical development, clinical immunology and preclinical stages of vaccine development. While at GSK, he contributed to the innovation of many vaccines targeting human papilloma virus, malaria, tuberculosis, seasonal and pandemic influenza, shingles, meningitis and RSV. Dr. Hanon has a Ph.D. in Immunology, Virology, and Vaccinology and a Doctorate in Veterinary Medicine from the University of Liège.

Since our inception in November 2013, we have devoted substantially all of our resources to performing research and development, undertaking preclinical studies and enabling manufacturing activities in support of our product development efforts, acquiring and developing our technology and vaccine candidates, organizing and staffing our company, establishing our intellectual property portfolio and raising capital to support and expand such activities. We do not have any products approved for sale and have not generated any revenue from product sales. To date, we have financed our operations primarily with proceeds from the sales of our redeemable convertible preferred stock and our initial public offering, or IPO. In July 2021, we entered into an Open Market Sales AgreementSM, or the ATM Sales Agreement, with Jefferies LLC, or Jefferies, which provides that, upon the terms and subject to the conditions and limitations set forth in the ATM Sales Agreement, we may elect to issue and sell, from time to time, shares of our common stock having an aggregate offering price of up to $150.0 million through Jefferies acting as our sales agent or principal. Through September 30, 2021, we have raised approximately $582.1 million in gross proceeds from the sale of our capital stock. We will continue to require additional capital to develop our vaccine candidates and fund operations for the foreseeable future. Accordingly, until such time as we can generate significant revenue from sales of our vaccine candidates, if ever, we expect to finance our cash needs through public or private equity or debt financings, third-party (including government) funding and marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches.

We have incurred net losses in each year since inception and expect to continue to incur net losses in the foreseeable future. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending in large part on the timing of our preclinical studies, clinical trials and manufacturing activities, and our expenditures on other research and development activities. Our net loss was $26.6 million and $71.5 million for the three and nine months ended September 30, 2021, respectively. As of September 30, 2021, we had an accumulated deficit of $270.1 million. As of September 30, 2021, we had cash, cash equivalents and investments of $318.3 million, which we believe will be sufficient to fund our operating expenses and capital expenditure requirements through at least the completion and announcement of the topline data from our Phase 1/2 clinical proof-of-concept study of VAX-24 in adults, which we expect between late 2022 and early 2023, and to continue to advance our pipeline of other vaccine candidates.

We do not expect to generate any revenue from commercial product sales unless and until we successfully complete development and obtain regulatory approval for one or more of our vaccine candidates, which we expect will take a number of years. We expect our expenses will increase substantially in connection with our ongoing activities, as we:

•	advance vaccine candidates through preclinical studies and clinical trials;
•	require the scale-up of our manufacturing capabilities;
•	require the manufacture of supplies for our preclinical studies and clinical trials, in particular our lead vaccine candidate, VAX-24;
•	pursue regulatory approval of vaccine candidates;
•	hire additional personnel;
•	operate as a public company;
•	acquire, discover, validate and develop additional vaccine candidates; and
•	obtain, maintain, expand and protect our intellectual property portfolio.

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

Impact of COVID-19

We are continuing to closely monitor the impact of the global COVID-19 pandemic on our business and are taking proactive efforts designed to protect the health and safety of our employees and to maintain business continuity. We believe that the measures we have implemented and continue to implement are appropriate, and we will continue to monitor and seek to comply with guidance from governmental authorities and adjust our activities as appropriate. Based on guidance issued by federal, state and local authorities, we transitioned to a remote work model for our non-lab based employees in March 2020, while maintaining essential in-person laboratory functions in order to advance key research and development initiatives, supported by the implementation of updated onsite safety procedures, including routine testing of employees. We recently began to allow non-lab based employees who have been fully vaccinated to return to the office on a voluntary and limited basis.

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

Our research and development costs may vary significantly based on factors such as:

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

Other Income (Expense), Net

Other income (expense), net includes interest expense incurred on our capital leases for lab equipment, interest income earned from our cash, cash equivalents and investments, grant income, gain (loss) from sale of investments, foreign currency transaction gains (losses) related to our Swiss Franc cash and liability balances (see Note 2, “Basis of Presentation and Summary of Significant Accounting Policies,” Note 3, “Fair Value Measurements and Fair Value of Financial Instruments,” and Note 7, “Redeemable Convertible Preferred Stock,” to our condensed financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more detail).

Grant Income

In July 2019, we received a cost-reimbursement research award from Combating Antibiotic Resistant Bacteria Biopharmaceutical Accelerator, or CARB-X, a public-private partnership funded under a Cooperative Agreement from Assistant Secretary for Preparedness and Response/Biomedical Advanced Research and Development Authority and by awards from Wellcome Trust, Germany’s Federal Ministry of Education and Research, the United Kingdom Global Antimicrobial Resistance Innovation Fund and the Bill & Melinda Gates Foundation. In connection with this funding, we entered into a cost-reimbursement sub-award agreement with the Trustees of Boston University, the administrator of the program, or the CARB-X agreement. CARB-X awarded us up to $1.6 million in initial funding to advance the development of a universal vaccine to prevent infections caused by Group A Strep Bacteria. In July 2020, the CARB-X agreement was amended with the initial funding amount increased from $1.6 million to $2.7 million. In December 2020, we reached the maximum CARB-X funding limit for this initial funding period, and subsequently submitted our funding proposal to CARB-X for the next period under our agreement. In April 2021, we received approval for the next phase of CARB-X development and executed the cost-reimbursement sub-award agreement with the Trustees of Boston University in August 2021. Pursuant to the CARB-X agreement, the award commits additional funding of $3.2 million for IND-enabling activities and total potential funding of up to $29.7 million (including the current $3.2 million award and the prior $2.7 million award) upon the achievement of future VAX-A1 development milestones. Separately, the National Institute of Health, or NIH, awarded us up to $0.5 million in April 2021 to advance the development of a vaccine against Shigella infection. Grant income pursuant to our award agreements is recognized as we incur and pay qualifying expenses over the periods of the awards. We recognized $0.3 and $0.8 million in grant income for funding research and development during the three months ended September 30, 2021 and 2020, respectively, and $0.7 million and $2.2 million for the nine months ended September 30, 2021 and 2020, respectively. Grant income is included as a component of Other income (expense), net in the condensed statements of operations.

Results of Operations

Comparison of the Three Months Ended September 30, 2021 and 2020

The following table summarizes our results of operations for the periods presented:

	Three Months Ended September 30,		Change
	2021	2020	$	%
	(in thousands)
Operating expenses:
Research and development	$20,428	$16,410	$4,018	24.5%
General and administrative	6,523	4,898	1,625	33.2%
Total operating expenses	26,951	21,308	5,643	26.5%
Loss from operations	(26,951)	(21,308)	(5,643)	26.5%
Other income (expense), net:
Interest expense	—	—	—	*
Interest income	90	33	57	172.7%
Grant income	299	787	(488)	(62.0)%
Realized gain on marketable securities	1	—	1	*
Foreign currency transaction losses	(54)	(530)	476	(89.8)%
Total other income (expense), net	336	290	46	15.9%
Net loss	$(26,615)	$(21,018)	$(5,597)	26.6%

*	not meaningful

Operating Expenses

Research and Development Expenses

The following table summarizes our research and development expenses for the periods presented:

	Three Months Ended September 30,		Change
	2021	2020	$	%
	(in thousands)
Product and clinical development (1)	$10,099	$10,711	$(612)	(5.7)%
Personnel-related	4,305	2,620	1,685	64.3%
Professional and consulting services	1,153	1,085	68	6.3%
Research and development consumables	1,651	475	1,176	247.6%
Facility related and other allocated	2,173	413	1,760	426.2%
Laboratory supplies and equipment	810	732	78	10.7%
Other (2)	237	374	(137)	(36.6)%
Total research and development expenses	$20,428	$16,410	$4,018	24.5%

(1)	Includes expenses for third-party manufacturing and outsourced contract services, including preclinical studies and outsourced assays.
(2)	Includes travel-related expenses, warrant expense and other miscellaneous office expenses.

Research and development expenses increased by $4.0 million, or 24.5%, during the three months ended September 30, 2021 compared to the corresponding period in 2020. The increase of $1.7 million in personnel-related expenses was primarily due to higher salaries, benefits and stock-based compensation expense resulting from an increase in the number of options granted and the growth in the number of employees to support our expanded activities in research and development. The increase of $1.2 million in research and development consumables was primarily related to costs incurred for extracts and reagents during the third quarter of 2021 for our VAX-24 manufacturing scale-up and VAX-XP activities. The increase of $1.8 million in facility related and other allocated expenses was primarily related to increases in rent and lease expense as well as headcount.

General and Administrative Expenses

General and administrative expenses increased by $1.6 million, or 33.2%, during the three months ended September 30, 2021 compared to the corresponding period in 2020. The increase was mainly due to increases of $1.2 million in personnel-related expenses, which were related to higher salaries, benefits and stock-based compensation expense resulting from an increase in the number of options granted and the growth in the number of employees in our general and administrative functions and $0.4 million in professional and consulting services related primarily to compliance activities under the Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act, and technology infrastructure enhancements as a result of operating as a public company.

Other Income (Expense), Net

Other income (expense), net increased by less than $0.1 million, or 15.9%, during the three months ended September 30, 2021 compared to the corresponding period in 2020. The increase was primarily attributable to a reduction in foreign currency losses of $0.5 million generated on Swiss Franc payables as a result of the appreciation of the U.S. dollar against the Swiss Franc, partially offset by a decrease of $0.5 million in grant income for the CARB-X program.

Comparison of the Nine Months Ended September 30, 2021 and 2020

The following table summarizes our results of operations for the periods presented:

	Nine Months Ended September 30,		Change
	2021	2020	$	%
	(in thousands)
Operating expenses:
Research and development	$55,337	$58,903	$(3,566)	(6.1)%
General and administrative	18,487	11,225	7,262	64.7%
Total operating expenses	73,824	70,128	3,696	5.3%
Loss from operations	(73,824)	(70,128)	(3,696)	5.3%
Other income (expense), net:
Interest expense	(7)	(7)	—	—
Interest income	245	212	33	15.6%
Grant income	677	2,152	(1,475)	(68.5)%
Realized gain on marketable securities	2	—	2	*
Foreign currency transaction gains (losses)	1,393	(709)	2,102	*
Total other income (expense), net	2,310	1,648	662	40.2%
Net loss	$(71,514)	$(68,480)	$(3,034)	4.4%

_________________________________

*	not meaningful

Research and Development Expenses

The following table summarizes our research and development expenses for the periods presented:

	Nine Months Ended September 30,		Change
	2021	2020	$	%
	(in thousands)
Product and clinical development (1)	$26,746	$43,278	$(16,532)	(38.2)%
Personnel-related	12,325	6,718	5,607	83.5%
Professional and consulting services	3,245	3,117	128	4.1%
Research and development consumables	4,792	1,173	3,619	308.5%
Facility related and other allocated	5,261	2,153	3,108	144.4%
Laboratory supplies and equipment	2,377	1,542	835	54.2%
Other (2)	591	922	(331)	(35.9)%
Total research and development expenses	$55,337	$58,903	$(3,566)	(6.1)%

_____________________________________________

(1)	Includes expenses for third-party manufacturing and outsourced contract services, including preclinical studies and outsourced assays.
(2)	Includes travel-related expenses, warrant expense and other miscellaneous office expenses.

Research and development expenses decreased by $3.6 million, or 6.1%, during the nine months ended September 30, 2021 compared to the corresponding period in 2020. The decrease was primarily attributable to a decrease of $16.5 million in product and clinical development expenses mainly related to our lead vaccine candidate, VAX-24, which was driven by a $14.9 million decrease in costs related to outsourced manufacturing activities and a $1.7 million decrease in outsourced research services as a result of the completion of the eCRM and polysaccharide GMP campaigns in 2020, partially offset by increases in VAX-24 drug substance, drug product and manufacturing scale-up activities and VAX-XP activities in 2021. The increase of $5.6 million in personnel-related expenses was primarily due to higher salaries, benefits and stock-based compensation expense related to an increase in the number of options granted and the growth in the number of employees to support our expanded activities in research and development. The increase of $3.6 million in research and development consumables was primarily due to costs incurred for extracts and reagents incurred during 2021 for our VAX-24 manufacturing scale-up activities and VAX-XP program. The increase of $3.1 million in facility related and other allocated expenses was primarily related to increases in rent and lease expense, headcount and lab equipment depreciation.

General and Administrative Expenses

General and administrative expenses increased by $7.3 million, or 64.7%, during the nine months ended September 30, 2021 compared to the corresponding period in 2020. The increase was primarily attributable to increases of $5.4 million in personnel-related expenses, which were related to higher salaries and benefits, recruiting expense, employee development expense and stock-based compensation expense resulting from an increase in the number of options granted and the growth in the number of employees in our general and administrative functions, $1.0 million in directors and officers insurance expense and $0.9 million in professional and consulting services related primarily to compliance activities under the Sarbanes-Oxley Act and technology infrastructure enhancements as a result of operating as a public company.

Other Income (Expense), Net

Other income (expense), net increased by $0.7 million, or 40.2%, during the nine months ended September 30, 2021 compared to the corresponding period in 2020. The increase was primarily attributable to an increase of foreign currency gains of $2.1 million generated by Swiss Franc payables resulting from the depreciation of the U.S. dollar against the Swiss Franc on September 30, 2021 compared to December 31, 2020, partially offset by a decrease of $1.5 million in grant income for the CARB-X program.

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operations from inception through September 30, 2021. We have funded our operations to date primarily through equity financings totaling approximately $582.1 million in aggregate gross proceeds and $557.3 million net of underwriting discounts, commissions and offering expenses. As of September 30, 2021, we had $112.0 million of cash and cash equivalents, $206.3 million in investments and an accumulated deficit of $270.1 million.

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

At-the-Market Offering

In July 2021, we entered into the ATM Sales Agreement with Jefferies, which provides that, upon the terms and subject to the conditions and limitations set forth in the ATM Sales Agreement, we may elect to issue and sell, from time to time, shares of our common stock having an aggregate offering price of up to $150.0 million through Jefferies acting as our sales agent or principal. Under the ATM Sales Agreement, Jefferies may sell the shares of common stock by any method permitted by law deemed to be an “at-the-market offering” as defined under the Securities Act of 1933, as amended, or the Securities Act, in block transactions or in privately-negotiated transactions with our consent. Jefferies will use commercially reasonable efforts to sell the shares of common stock subject to the ATM Sales Agreement from time to time, based upon our instructions (including any price, time or size limits or other customary parameters or conditions that we may impose). We will pay Jefferies a commission of up to 3.0% of the gross sales proceeds of any common stock sold through Jefferies under the ATM Sales Agreement; however, we are not obligated to make any sales of common stock. As of September 30, 2021, we have sold 498,502 shares of our common stock under the ATM Sales Agreement at an average price of $25.15 per share for aggregate gross proceeds of $12.5 million ($12.2 million net of commissions and offering expenses). As of September 30, 2021, we recorded approximately $5.0 million of receivables in Prepaid expenses and other current assets in the condensed balance sheet for net proceeds related to the sale of common stock under the ATM Sales Agreement that had not been received as of September 30, 2021.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2021	2020
	(in thousands)
Net cash used in operating activities	$(70,300)	$(35,860)
Net cash used in investing activities	(212,390)	(383)
Net cash provided by financing activities	9,042	374,315
Effect of exchange rate changes on cash and cash equivalents	363	—
Net (decrease) increase in cash, cash equivalents and restricted cash	$(273,285)	$338,072

Cash Flows from Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2021 was $70.3 million, which primarily resulted from a net loss of $71.5 million and a net change in our operating assets and liabilities of $9.6 million, partially offset by non-cash charges of $10.8 million. The net change in operating assets and liabilities of $9.6 million was primarily due to (i) an increase in prepaid and other current assets of $16.3 million related to prepaid rent expenses resulting from the San Carlos office leasehold improvements, (ii) an increase in other assets of $3.0 million related to assets purchased to support manufacturing activities and (iii) a decrease in accrued manufacturing expenses of $6.0 million resulting from timing of receipt of invoices, partially offset by increases in accrued expenses of $8.4 million related primarily to an increase in outsourced research services for the VAX-24 program and accounts payable of $5.6 million resulting from the timing of payments. Non-cash charges primarily consisted of $7.6 million in stock-based compensation expense and $1.3 million in depreciation and amortization.

Net cash used in operating activities for the nine months ended September 30, 2020 was $35.9 million, which primarily resulted from a net loss of $68.5 million, partially offset by a net change in our operating assets and liabilities of $27.6 million and non-cash charges of $5.1 million. The net change in operating assets and liabilities of $27.6 million was primarily due to increases in (i) accrued manufacturing expenses of $18.8 million related to outsourced manufacturing activities, (ii) accounts payable of $7.3 million resulting from the deferral of completion payments until April 2021 in accordance with our contract with Lonza, (iii) accrued expenses of $1.4 million related primarily to increases in contract research services associated with the VAX-24 program and (iv) accrued compensation of $1.1 million. Non-cash charges primarily consisted of $3.5 million in stock-based compensation expense and $1.1 million in depreciation and amortization.

Cash Flows from Investing Activities

Cash used in investing activities for the nine months ended September 30, 2021 was $212.4 million, which related primarily to $295.3 million in purchases of investments and $5.2 million in purchases of lab equipment, partially offset by $58.0 million in maturities of investments and $30.1 million in sales of investments.

Cash used in investing activities for the nine months ended September 30, 2020 was $0.4 million, which related primarily to purchases of lab equipment.

Cash Flows from Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2021 was $9.0 million, which primarily consisted of net proceeds from shares issued under our ATM Sales Agreement of $7.1 million and proceeds from exercises of common stock options and shares issued under our employee stock purchase plan of $1.9 million.

Cash provided by financing activities for the nine months ended September 30, 2020 was $374.3 million, which primarily consisted of net proceeds of $264.0 million from our IPO and $109.9 million from the issuance of our Series D redeemable convertible preferred stock.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commitments at September 30, 2021:

	Payments Due by Period
	Less			More
	than	1 - 3	3 - 5	than
	1 Year	Years	Years	5 Years	Total
	(in thousands)
Operating lease obligations(1)	$142	$762	$495	$—	$1,399
Purchase commitments(2)	1,338	$—	$—	$—	$1,338
Total	$1,480	$762	$495	$—	$2,737

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

(2)	Consists of $1.3 million non-cancellable reservation fee for contingent VAX-24 manufacturing campaign, which was recorded in Accrued manufacturing expenses.

The contractual obligations table above does not include lease payments allocated to the San Carlos office of approximately $25.1 million to be paid over the four years beginning with the rent commencement date of the lease. Lease payments for the San Carlos office will be finalized upon the rent commencement date of the lease, which we anticipate will occur by the end of 2021 or early 2022.

We have certain payment obligations under various license agreements. Under these agreements, we are required to make milestone payments upon successful completion and achievement of certain intellectual property, clinical, regulatory and sales milestones. The payment obligations under the license agreements are contingent upon future events such as our achievement of specified development, clinical, regulatory and commercial milestones, and we will be required to make development milestone payments and royalty payments in connection with the sale of products developed under these agreements. As the achievement and timing of these future milestone payments are not probable or estimable, such amounts have not been included in our balance sheets as of September 30, 2021 or December 31, 2020, or in the contractual obligations table above. See Note 14, “Related Party Transactions,” to our condensed financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Except as disclosed in Note 2, “Basis of Presentation and Summary of Significant Accounting Policies” to our condensed financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, there have been no significant changes in our critical accounting policies during the nine months ended September 30, 2021, as compared with those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 29, 2021.

Emerging Growth Company Status

We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act, or the JOBS Act. Under the JOBS Act, emerging growth companies can delay the adoption of new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. Other exemptions and reduced reporting requirements under the JOBS Act for emerging growth companies include presentation of only two years of audited financial statements in a registration statement for an initial public offering, an exemption from the requirement to provide an auditor’s report on internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, an exemption from any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation and less extensive disclosure about our executive compensation arrangements. We have elected to use the extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that (i) we are no longer an emerging growth company or (ii) we affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. However, as described in Note 3 to our financial statements included elsewhere in this Quarterly Report on Form 10-Q, we early adopted certain accounting standards, as the JOBS Act does not preclude an emerging growth company from adopting a new or revised accounting standard earlier than the time that such standard applies to private companies to the extent early adoption is permitted. As a result, our financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates. We will remain an emerging growth company until December 31, 2021.

Recently Adopted Accounting Pronouncements

See Note 2, “Basis of Presentation and Summary of Significant Accounting Policies,” to our condensed financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Our cash and cash equivalents as of September 30, 2021 and December 31, 2020 consisted of readily available checking and money market funds. As of September 30, 2021, we also invested in U.S. Treasury securities, U.S. government agency securities, corporate debt, commercial paper, and asset-backed securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the nature of the instruments in our portfolio, a sudden change in market interest rates would not be expected to have a material impact on our financial condition or results of operations. We believe that our exposure to interest rate risks is not significant and that a hypothetical 10% movement in market interest rates would not have a significant impact on the total value of our portfolio or our interest income. In addition, we do not believe that our cash and cash equivalents have significant risk of default or illiquidity.

Foreign Currency Risk

We are exposed to market risk related to changes in foreign currency exchange rates, mainly relating to our contract with Lonza, our contract manufacturing organization in Switzerland. We have also entered into a limited number of contracts with other parties with payments denominated in foreign currencies. Payments under these contracts are made in foreign currencies and are subject to fluctuations in foreign currency rates. We do not currently have a formal program in place to hedge foreign currency risks. However, from time to time, we buy Swiss Francs, or CHF, which is the majority of our foreign currency exposure, at market and are holding CHF in our bank accounts. As of September 30, 2021 and December 31, 2020, we had approximately $28.6 million and $4.3 million of cash and cash equivalents, respectively, held at one financial institution. As of September 30, 2021 and December 31, 2020, we had foreign currency denominated accounts payable and accrued expenses of $25.7 million and $41.2 million, respectively. To date, foreign currency transaction gains and losses have not been material to our financial statements. The following table shows the impact of a hypothetical 10% increase or decrease in current exchange rates on our net assets as of September 30, 2021 and our net loss for the three months ended September 30, 2021:

	Impact on Net Assets as of September 30, 2021	Impact on Net Loss for the Three Months Ended September 30, 2021
Hypothetical Change in Currency Exchange Rates	(in thousands)
10% increase	$289	$(355)
10% decrease	$(289)	$355

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

Our management, with the participation of Chief Executive Officer, or CEO, and our Chief Financial Officer, or CFO, our principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of September 30, 2021. Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures as of September 30, 2021 were effective at a reasonable assurance level (i) to ensure information that we are required to disclose in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are a preclinical-stage biotechnology vaccine company that was incorporated in November 2013. Investment in preclinical-stage companies and vaccine development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential vaccine candidate will not gain regulatory approval or become commercially viable. We do not have any products approved for sale and have not generated any revenue from product sales. As a result, we are not profitable and have incurred losses in each year since inception. Our net losses were $89.2 million and $50.3 million for the years ended December 31, 2020 and 2019, respectively, and $71.5 million and $68.5 million for the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, we had an accumulated deficit of $270.1 million.

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

As of September 30, 2021, we had cash, cash equivalents and investments of $318.3 million. We believe our existing cash, cash equivalents and investments will fund our current operating plans through at least the next 12 months from the date of this Quarterly Report on Form 10-Q. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned. We will need to raise additional capital before we can progress any of our vaccine candidates into a pivotal clinical trial. We expect to finance our cash needs through public or private equity or debt financings, third-party (including government) funding and marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements or any combination of these approaches. In July 2021, we entered into the ATM Sales Agreement with Jefferies, which provides that, upon the terms and subject to the conditions and limitations set forth in the ATM Sales Agreement, we may elect to issue and sell, from time to time, shares of our common stock having an aggregate offering price of up to $150.0 million through Jefferies acting as our sales agent or principal. As of September 30, 2021, we have sold 498,502 shares of our common stock under the ATM Sales Agreement at an average price of $25.15 per share for aggregate gross proceeds of $12.5 million ($12.2 million net of commissions and offering expenses). Our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to and volatility in the credit and financial markets in the United States and worldwide, including the trading price of common stock, resulting from the ongoing COVID-19 pandemic. Our future capital requirements will depend on many factors, including:

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

Furthermore, our expectations with regard to our scalability and costs of manufacturing may vary significantly as we develop our vaccine candidates and understand these critical factors. Conjugate vaccine development is highly complex, and development of broad-valency PCVs is further complicated by the number of components, analytical assays and potential for adjustments, including but not limited to changes in raw materials, composition, formulation, manufacturing methods and dosing, which could result in drug substances and/or drug product that may vary between preclinical and clinical studies over time. Over the course of the development and manufacturing of VAX-24, we have encountered process-related matters that have required us to make adjustments to our processes. We encountered such process-related matters during our drug substance manufacturing campaign for VAX-24 at Lonza. The cumulative impact of the time required to make adjustments to our processes led to a delay of our drug substance manufacturing campaign due to scheduling conflicts and capacity constraints at Lonza. There can be no assurance that we or Lonza will be able to successfully manufacture drug substances in a timely manner in the future, or at all. Such process changes and manufacturing delays have caused a change in our IND timelines in the past and future changes or delays could impact future timelines for VAX-24 or for our other product candidates.

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

We have no vaccine candidates that have entered clinical trials or products that are on the market, and all of our vaccine candidates are in early discovery and preclinical stages of development. Vaccine development generally takes many years. In particular, our most advanced vaccine candidate, VAX-24, showed positive results in a preclinical proof-of-concept study in 2017, and we expect to submit an investigational new drug, or IND, application to the FDA in the first quarter of 2022, following the anticipated completion of the remaining drug product testing and release, as well as documentation of stability, and initiate our Phase 1/2 clinical proof-of-concept study in adults thereafter. We expect to announce topline data from this study between late 2022 and early 2023. Our other vaccine candidates are in earlier stages of discovery and preclinical development and may never advance to clinical-stage development. Our ability to achieve and sustain profitability depends on obtaining regulatory approvals for and successfully commercializing our vaccine candidates, either alone or with third parties, and we cannot guarantee that we will ever obtain regulatory approval for any of our vaccine candidates. We have limited experience in conducting and managing the clinical trials necessary to obtain regulatory approvals, including approval by the FDA. Before obtaining regulatory approval for the commercial distribution of our vaccine candidates, we must conduct extensive preclinical studies and clinical trials to demonstrate the safety and efficacy of our vaccine candidates.

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

Vaccine candidates that we successfully develop and commercialize may compete with existing vaccines and new vaccines that may become available in the future. Many of our competitors have substantially greater financial, lobbying, technical, human and other resources than we do and may be better equipped to develop, manufacture and market technologically superior vaccines, including the potential that our competitors may develop chemical processes or utilize novel technologies for developing vaccines that may be superior to those we employ. In addition, many of these competitors have significantly greater experience than we have in undertaking preclinical studies and clinical trials of new products and in obtaining regulatory approvals, including for many vaccine franchises. Accordingly, our competitors may succeed in obtaining FDA approval or a preferred recommendation for their products. For example, Prevnar 13 obtained FDA approval for the prevention of invasive pneumococcal disease, or IPD, in infants based on non-inferior IgG antibody responses relative to Prevnar, using the surrogate immune endpoints established by the prior Prevnar field efficacy study. Pfizer implemented a similar approach to development of its 20-valent PCV vaccine candidate, Prevnar 20, which was approved by the FDA in June 2021 for use in adults.

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

New pediatric vaccines that receive an ACIP preferred recommendation are almost universally adopted, and adult vaccines that receive a preferred recommendation are widely adopted. For example, in 2014, the ACIP voted to recommend Prevnar 13 for routine use to help protect adults aged 65 years and older against pneumococcal disease, which caused Prevnar 13 to become the standard of care along with continued use of Pneumovax 23. ACIP can also modify its preferred recommendation. For instance, in June 2019, the ACIP voted to revise the pneumococcal vaccination guidelines and recommend Prevnar 13 for adults 65 and older based on the shared clinical decision making of the provider and patient, rather than a preferred use recommendation, which means the decision to vaccinate should be made at the individual level between health care providers and their patients. In October 2021, the ACIP voted to recommend the use of either Pfizer’s Prevnar 20 (PCV20) or Merck’s Vaxneuvance (PCV15) with Pneumovax 23 for routine use in adults aged 65 years and older as well as for those between the ages of 19 and 64 years with certain underlying medical conditions or other risk factors.

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

Efficient and scalable manufacturing and supply is a vital component of our business strategy. We currently do not own or operate any manufacturing facilities. We are designing and developing a manufacturing process that we believe can scale to address clinical and commercial vaccine supply. However, our assumptions as to our ability and our CMOs’ ability to produce vaccines at the scale needed for clinical development and commercial demand, in particular for our PCVs, may prove to be wrong. If we encounter substantial problems in our manufacturing processes or in our ability to scale to address commercial vaccine supply, our business would be materially adversely affected. Examples of potential issues related to our manufacturing processes or our ability to scale include difficulties with production costs, yields and quality control, including stability of the drug substance or drug product.

We rely on third-party contract manufacturers to manufacture preclinical and clinical trial product materials and supplies for our needs. There can be no assurance that our preclinical and clinical development product supplies will not be limited or interrupted or be of satisfactory quality or continue to be available on acceptable terms. Over the course of the development and manufacturing of VAX-24, we have encountered process-related matters that have required us to make adjustments to our processes. We encountered such process-related matters during our drug substance manufacturing campaign for VAX-24 at Lonza. The cumulative impact of the time required to make adjustments to our processes led to a delay of our drug substance manufacturing campaign due to scheduling conflicts and capacity constraints at Lonza. There can be no assurance that we or Lonza will be able to successfully manufacture drug substances in a timely manner in the future, or at all. Such process changes and manufacturing delays have caused a change in our IND timelines in the past and future changes or delays could impact future timelines for VAX-24 or for our other product candidates. As a third-party manufacturer, we are also subject to Lonza’s scheduling commitments for its other clients. Scheduling conflicts with Lonza’s other clients have contributed to manufacturing delays in the past, and there is no guarantee that future scheduling conflicts or related capacity constraints will not affect our manufacturing campaigns and related timelines. In addition, certain aspects of our manufacturing process for our clinical trial product materials and supplies were adversely affected by the COVID-19 pandemic, and could be adversely affected by the ongoing COVID-19 pandemic, earthquakes and other natural or man-made disasters, equipment failures, labor shortages, power failures and numerous other factors in the future. Please see the risk factor titled “Our business could be adversely affected by the effects of health epidemics, including the evolving effects of the COVID-19 pandemic, in regions where we or third parties on which we rely have significant manufacturing facilities, concentrations of potential clinical trial sites or other business operations. The COVID-19 pandemic could materially affect our operations, including at our headquarters in the San Francisco Bay Area, as well as the business or operations of our contract manufacturers or other third parties with whom we conduct business.”

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

If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or comparable foreign regulatory authorities, we may not be able to rely on their manufacturing facilities for the manufacture of elements of our vaccine candidates. Moreover, we do not control the manufacturing process at our contract manufacturers and are completely dependent on them for compliance with current regulatory requirements. In the event that any of our manufacturers fails to comply with such requirements or to perform its obligations in relation to quality, timing or otherwise, or if our supply of components or other materials becomes limited or interrupted for other reasons, we may be forced to manufacture the materials ourselves or enter into an agreement with another third party, which we may not be able to do on reasonable terms, if at all. In some cases, the technical skills, raw materials or technology required to manufacture our vaccine candidates may be unique or proprietary to the original manufacturer or supplier, and we may have difficulty applying such skills or technology or sourcing such raw materials ourselves, or in transferring such skills, technology or raw materials to another third party, or such transfer may be subject to certain consent obligations and payment terms to Lonza. These factors would increase our reliance on such manufacturer or require us to obtain a license from such manufacturer in order to enable us, or to have another third party, manufacture our vaccine candidates. If we are required to change manufacturers for any reason, we will be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations and guidelines, and we may be required to repeat some of the development program. The delays associated with the verification of a new manufacturer could negatively affect our ability to develop vaccine candidates in a timely manner or within budget.

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

We previously announced changes to our anticipated timing to submit an IND application to the FDA to initiate a clinical trial of VAX-24 due to delays of our drug substance manufacturing campaign at Lonza. Our timing of submitting the IND application for VAX-24 is dependent on further preclinical and manufacturing success, and if we experience additional delays, we may fail to meet our anticipated timelines. In addition, we cannot be sure that submission of an IND application or IND application amendment will result in the FDA allowing testing and clinical trials to begin, or that, once begun, issues will not arise that suspend or terminate such clinical trials. Additionally, even if such regulatory authorities agree with the design and implementation of the clinical trials set forth in an IND or clinical trial application, we cannot guarantee that such regulatory authorities will not change their requirements in the future.

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

Health epidemics, including the effects of the ongoing COVID-19 pandemic, have impacted and could continue to impact our business, including in regions where we or third parties on which we rely have significant manufacturing facilities, concentrations of potential clinical trial sites or other business operations.

Health epidemics could adversely impact our business, including in regions where we have concentrations of potential clinical trial sites or other business operations, and cause significant disruption in the operations of our contract manufacturer and other third parties upon whom we rely. For example, the COVID-19 pandemic has presented a substantial public health and economic challenge around the world and is affecting employees, patients, communities and business operations, as well as the U.S. economy and financial markets. Our headquarters is located in the San Francisco Bay Area, and our contract manufacturer, Lonza, is located in Switzerland. Many geographic regions have imposed, or in the future may impose, “shelter-in-place” orders, quarantines or similar orders or restrictions to control the spread of COVID-19. At present, we have implemented work-from-home policies for all of our non-lab employees. We recently began to allow non-lab based employees who have been fully vaccinated to return to the office on a voluntary and limited basis. The effects of these orders and our work-from-home policies may negatively impact productivity, disrupt our business and delay our clinical programs and timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. In connection with these measures, we may be subject to claims based upon, arising out of or related to COVID-19 and our actions and responses thereto, including any determinations that we may make to continue to operate or to re-open our facilities where permitted by applicable law. These and similar, and perhaps more severe, disruptions in our operations could negatively impact our business, financial condition, results of operations and growth prospects.

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

The general approach for FDA approval of a new biologic or drug is for the sponsor to provide dispositive data from two Phase 3 clinical trials of the relevant biologic or drug in the relevant patient population. Phase 3 clinical trials typically involve hundreds of patients, have significant costs and are time consuming. While we have not had extensive discussions with the FDA regarding our regulatory plan, as a prerequisite for FDA approval, we believe that any new PCV, such as VAX-24, will have to be compared to the current standard of care, Prevnar 13 in infants and Prevnar 20 in adults. We believe that a successful comparison would be based on demonstrating clinical non-inferiority of the immune response to Prevnar 20 for common serotypes. In addition, we expect to use OPA titers as the primary immunogenicity surrogate endpoint for the VAX-24 program in adults because Prevnar 13 was approved based on the establishment of non-inferiority of OPA responses relative to Pneumovax 23, on a strain-by-strain basis. With the approval of Prevnar 20 in adults, if it becomes the standard of care, we would plan to demonstrate clinical non-inferiority to Prevnar 20 either along with or in lieu of Prevnar 13, but there can be no assurance that this approach would be sufficient for regulatory approval or that regulators would not require field efficacy trials. If the results are sufficiently compelling, we intend to discuss with the FDA submission of a BLA for VAX-24. However, we do not have any agreement or guidance from the FDA that our regulatory development plans will be sufficient for submission of a BLA for VAX-24.

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

There have been executive, judicial and Congressional challenges to the ACA. For example, the Tax Act included a provision that repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year, which is commonly referred to as the “individual mandate.” On June 17, 2021, the United States Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the ACA will remain in effect in its current form. Moreover, prior to the United States Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace, which began on February 15, 2021 and remained open through August 15, 2021. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges, other litigation, and the healthcare reform measures of the Biden administration will impact the ACA.

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers of 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013 and, due to subsequent legislative amendments to the statute, including the BBA, will remain in effect through 2030 unless additional Congressional action is taken. COVID-19 pandemic relief support legislation suspended the 2% Medicare sequester from May 1, 2020 through December 31, 2021. The American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several types of providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. In addition, Congress is considering additional healthcare reform measures as a part of the budget reconciliation process.

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

Further, in the United States there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug and biological product pricing, reduce the cost of prescription drugs and biological products under government payor programs and review the relationship between pricing and manufacturer patient programs. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that attempt to implement several of the administration’s proposals The FDA also released a final rule, effective November 30, 2020, implementing a portion of the importation executive order providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, the Department of Health and Human Services, or HHS, finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed until January 1, 2023. On November 20, 2020, CMS issued an interim final rule implementing President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. As a result of litigation challenging the Most Favored Nation model, on August 10, 2021, CMS published a proposed rule that seeks to rescind the Most Favored Nation Model interim final rule. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. No legislation or administrative actions have been finalized to implement these principles. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine which drugs, biological products and suppliers will be included in their healthcare programs. Furthermore, there has been increased interest by third-party payors and governmental authorities in reference pricing systems and publication of discounts and list prices.

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

Our executive officers, directors and 5% stockholders beneficially own approximately 57.2% of our common stock as of September 30, 2021. Accordingly, these stockholders have the ability to influence us through this ownership position and significantly affect the outcome of all matters requiring stockholder approval. For example, these stockholders may be able to significantly affect the outcome of elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

For so long as we remain an “emerging growth company” as defined in the JOBS Act, we may take advantage of certain exemptions from various requirements applicable to public companies that are not “emerging growth companies” including:

•

the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that our independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting;

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

We are also subject to more stringent state law requirements. For example, on September 30, 2018, California Governor Jerry Brown signed into law Senator Bill 826, or SB 826, which generally requires public companies with principal executive offices in California to have a minimum number of females on the company’s board of directors. By December 31, 2021, each public company will be required to have at least two females on its board of directors if the company has at least five directors, and at least three females on its board of directors if the company has at least six directors. Additionally, on September 30, 2020, California Governor Gavin Newsom signed into law Assembly Bill 979, or AB 979, which generally requires public companies with principal executive offices in California to include specified numbers of directors from “underrepresented communities.”  A director from an “underrepresented community” means a director who self-identifies as Black, African American, Hispanic, Latino, Asian, Pacific Islander, Native American, Native Hawaiian, Alaska Native, gay, lesbian, bisexual, or transgender. By December 31, 2021, each public company with principal executive offices in California is required to have at least one director from an underrepresented community. By December 31, 2022, a public company with more than four but fewer than nine directors will be required to have a minimum of two directors from underrepresented communities, and a public company with nine or more directors will need to have a minimum of three directors from underrepresented communities. Neither SB 826 nor AB 979 provide a transition period for newly listed companies.

We are currently in compliance with SB 826 and AB979. If we fail to comply with either SB 826 or AB 979 in the future, we could be fined by the California Secretary of State, with a $100,000 fine for the first violation and a $300,000 fine for each subsequent violation of either law, and our reputation may be adversely affected.

Future sales of a substantial number of shares of our common stock, or the perception that such sales could occur, could cause our stock price to fall.

As of September 30, 2021, we had 52,587,855 shares of common stock outstanding. Substantially all of such shares are eligible for sale in the public market. In addition, upon issuance, shares of common stock subject to outstanding options under our stock option plans will become eligible for sale in the public market in the future, subject to certain legal and contractual limitations. Moreover, holders of up to an aggregate of 28,610,337 shares of our common stock have the right to require us to register these shares under the Securities Act, pursuant to an investors’ rights agreement. Sales of a substantial number of shares of our common stock in the public market, or the public’s perception that such sales could occur, could have an adverse effect on the market price of our common stock. In addition, for the three months ended September 30, 2021, the average daily trading volume for our common stock on the Nasdaq Global Select Market was 166,582 shares. As a result of the low trading volume of our common stock, the trading of relatively small quantities of shares by our stockholders could disproportionately influence the market price of our common stock in either direction. The price for our shares could, for example, decline significantly in the event that a large number of shares of our common stock are sold on the market without commensurate demand, as compared to an issuer with a higher trading volume that could better absorb those sales without an adverse impact on its stock price.

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

None.

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

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Description	Schedule Form	File Number	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Vaxcyte, Inc., as amended.	8-K	001-39323	3.1	June 16, 2020

3.2	Amended and Restated Bylaws of Vaxcyte, Inc.	8-K	001-39323	3.2	June 16, 2020

4.1	Form of Common Stock Certificate of the Registrant.	S-1/A	333-238630	4.1	June 8, 2020

10.1*	Development and Manufacturing Services Agreement by and between the Registrant and Lonza Ltd., dated October 21, 2016, as amended.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document: the instance document does not appear in the interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Inline XBRL for the cover page of the Quarterly Report on Form 10-Q included in the Exhibit 101 Inline XBRL Document Set.

*	Filed herewith.
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

Vaxcyte, Inc.

Date: November 10, 2021	By:	/s/ Grant E. Pickering
Grant E. Pickering
Chief Executive Officer

Date: November 10, 2021	By:	/s/ Andrew Guggenhime
Andrew Guggenhime
President and Chief Financial Officer