Form 10-K
period 2021-12-31
Vaxcyte, Inc.
filed 2022-02-28
CIK 1649094

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _________ to ___________

Commission File Number 001-39323

VAXCYTE, INC.

(Exact name of Registrant as specified in its Charter)

Delaware	46-4233385
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
825 Industrial Road, Suite 300 San Carlos, California	94070
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (650) 837-0111

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	PCVX	The Nasdaq Stock Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of its Common Stock on the Nasdaq Global Select Market on June 30, 2021, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $788.6 million. Shares of the Registrant’s common stock held by each executive officer, director and holder of 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose.

The number of shares of Registrant’s Common Stock outstanding as of February 23, 2022 was 56,310,751.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference from the Registrant’s definitive proxy statement to be filed with the U.S. Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, in connection with the Registrant’s 2022 annual meeting of stockholders.

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

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding our future results of operations or financial condition, business strategy and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” or “would,” or the negative of these words or other similar terms or expressions. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:

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
•
our ability to obtain additional financing; and
•
the volatility of the trading price of our common stock.

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
•
Our vaccine candidates are in early stages of development and may fail in development or suffer delays that materially and adversely affect their commercial viability. If we are unable to complete development of or commercialize our vaccine candidates or experience significant delays in doing so, our business would be materially harmed.

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

PART I

Item 1. Business.

Overview

We are a clinical-stage vaccine innovation company engineering high-fidelity vaccines to protect humankind from the consequences of bacterial diseases. We are developing broad-spectrum conjugate and novel protein vaccines to prevent or treat bacterial infectious diseases. We are re-engineering the way highly complex vaccines are made through modern synthetic techniques, including advanced chemistry and the XpressCF cell-free protein synthesis platform, exclusively licensed from Sutro Biopharma, Inc. Unlike conventional cell-based approaches, our system for producing difficult-to-make proteins and antigens is intended to accelerate our ability to efficiently create and deliver high-fidelity vaccines with enhanced immunological benefits.

Vaccines are one of the most successful and cost-effective global health interventions and prevent millions of deaths worldwide each year. Routine pediatric vaccinations are estimated to prevent 20 million cases of disease each year, saving over $180 billion in direct and societal costs in the United States alone. Adult vaccination rates are lower than pediatric vaccination rates, but new technologies are driving adult vaccine development, which in turn is fueling the growth of the overall vaccine market. Given the critical role vaccines play in preventing disease from childhood to adulthood, the global vaccine market is large, durable and growing. Nonetheless, there are areas of unmet medical need, including vaccines that can provide broader protection than currently marketed vaccines and novel vaccines that target pathogens for which there are no currently approved vaccines. We are driven to eradicate or treat invasive bacterial infections, which have serious and costly health consequences when left unchecked.

We carefully select our target disease areas and vaccine candidates based on the following criteria: areas of significant unmet medical need, well-defined commercial landscape and efficient market adoption, acceptable biological risk and established clinical pathways. We are leveraging our scalable cell-free protein synthesis platform to develop potentially superior and novel conjugate and protein vaccine candidates for adult and pediatric indications using these criteria.

Our pipeline includes:

•
Pneumococcal conjugate vaccine, or PCV, candidates that we believe are among the most broad-spectrum PCV candidates currently in development, targeting the approximately $7 billion global pneumococcal vaccine market. Pneumococcal disease, or PD, is an infection caused by Streptococcus pneumoniae, or pneumococcus, bacteria. It can result in invasive pneumococcal disease, or IPD, including meningitis and bacteremia, and non-invasive pneumococcal disease, including pneumonia, otitis media and sinusitis.
o
Our lead vaccine candidate, VAX-24, is a 24-valent, broad-spectrum investigational PCV being developed for the prevention of IPD and pneumonia. VAX-24 is intended to improve upon the standard-of-care PCV vaccines for both children and adults by covering the serotypes that are responsible for most of the residual pneumococcal disease currently in circulation. On January 6, 2022, we announced that the U.S. Food and Drug Administration, or FDA, cleared our Investigational New Drug, or IND, application for VAX-24 in adults. On February 23, 2022, we announced the initiation of our Phase 1/2 clinical proof-of-concept study of VAX-24 in adults 18 to 64 years of age. We expect to announce topline safety, tolerability and immunogenicity results from this Phase 1/2 clinical study by the end of 2022. The Phase 1 portion includes approximately 64 healthy adults 18 to 49 years of age and the Phase 2 portion includes approximately 800 healthy adults 50 to 64 years of age. Pending the successful completion of the Phase 1 portion of this study, we expect to begin enrollment in a separate Phase 2 study in healthy adults aged 65 and older and to announce topline safety, tolerability and immunogenicity results from this study in the first half of 2023. We also anticipate submitting our first VAX-24 pediatric IND application to the FDA in the first half of 2023, subject to a pre-IND meeting with the FDA and successful topline results from the VAX-24 Phase 1/2 study in adults 18 to 64 years of age.
o
Our second PCV candidate, VAX-XP, leverages our scalable and modular platform and builds on the technical proof-of-concept established by VAX-24 and is designed to expand the breadth of coverage to greater than 30 strains without compromising immunogenicity due to carrier suppression.
•
VAX-A1, a novel conjugate vaccine candidate designed to prevent Group A Strep, a pervasive disease that results in 700 million cases of illness annually, including pharyngitis, or strep throat, and certain severe invasive infections such as sepsis, necrotizing fasciitis and toxic shock syndrome. There is currently no vaccine against Group A Strep, which is one of the leading infectious disease-related causes of death and disability worldwide. We believe we have demonstrated preclinical proof of concept for VAX-A1, the data for which were published in December 2020. We nominated the final vaccine candidate for VAX-A1 in the first quarter of 2021 and initiated IND-enabling activities in the second half of 2021.
•
VAX-PG, a novel protein vaccine candidate targeting the keystone pathogen responsible for periodontitis, a chronic oral inflammatory disease affecting an estimated 65 million adults in the United States. We believe we have demonstrated preclinical proof of concept, the data for which was published in February 2019. We expect to nominate a final vaccine candidate for VAX-PG by the end of 2022. Our initial goal is to develop a therapeutic vaccine to slow or stop disease progression; however, the results from clinical trials may inform the potential adoption of prophylactic immunization.
•
We have other discovery-stage programs that leverage our cell-free protein synthesis platform, which, if proven successful in preclinical studies, could also be advanced into IND-enabling activities and clinical studies.

Our modern synthetic techniques, including advanced chemistry and the XpressCF cell-free protein synthesis platform, offer several advantages over conventional cell-based protein expression methods, which we believe enable us to generate superior, novel, more broad-spectrum and/or more immunogenic vaccines. In the context of conjugate vaccines, we believe we can add more antigenic strains without compromising the overall immune response. In particular, our ability to specify the attachment point of antigens, including polysaccharides, on protein carriers represents a significant improvement over the random conjugation that occurs with conventional technologies. This site-specific conjugation is designed to ensure that B-cell and/or T-cell epitopes are optimally exposed, maximizing the immune response, whereas random conjugation blocks these critical immunogenic epitopes, which dampens the immune response and may lead to a phenomenon known as carrier suppression.

We believe this precise control of conjugation chemistry enables us to design broader-spectrum conjugate vaccine candidates using carrier-sparing conjugates that use less protein carrier without sacrificing immunogenicity. We are also able to design novel conjugate vaccine candidates using standard amounts of protein carrier to generate heightened immunogenicity. Beyond conjugate vaccines, we believe we can also design novel protein vaccine candidates based on well-appreciated but highly complex antigens that currently cannot be made using conventional technologies to address diseases for which there are no available vaccines. In addition, our platform enables us to rapidly screen vaccine candidates, requiring less effort than conventional chemistry which allows us to produce and iterate conjugate candidates, thereby dramatically accelerating the development cycle of designing, producing and testing vaccine candidates.

Our Approach

To address areas of significant unmet medical need, we carefully select the disease areas we target and are developing vaccine candidates based on the following criteria:

•
Well-defined commercial landscape and efficient market adoption: We select vaccine targets that are characterized by an established patient population and significant unmet medical need. Our lead vaccine candidate, VAX-24, is a PCV intended to improve upon the standard-of-care for both children and adults by covering the serotypes that are responsible for most of the residual pneumococcal disease currently in circulation without sacrificing immunogenicity. We believe that by providing the broadest coverage of serotypes for PCVs, as well as providing novel vaccines for diseases for which there are no currently approved vaccines, we can leverage the U.S. Centers for Disease Control, or CDC, its Advisory Committee on Immunization Practices, or ACIP, and similar international advisory body recommendations to drive rapid and significant market adoption.
•
Acceptable biological risk: We choose vaccine targets with well-understood mechanisms of action and strong precedents for positive preclinical study results that we believe will translate to positive clinical trial results. For example, conjugate vaccines have demonstrated effectiveness in both preclinical and clinical trials against a range of bacteria, including pneumococcus, meningococcus and Haemophilus influenza B. There is consistent evidence that antibodies directed against these bacteria are protective against their respective diseases.
•
Established clinical pathways: We pursue vaccine targets that we believe have clear and established clinical development pathways in order to accelerate the potential time to market. For example, we believe that our PCVs could receive regulatory approval based on successful completion of clinical studies utilizing well-defined surrogate immune endpoints, consistent with how other PCVs have obtained regulatory approval in the past, rather than requiring clinical field efficacy studies. However, while there have been approvals granted for both PCVs and meningococcal conjugate vaccines based on surrogate immune endpoints rather than field efficacy studies, we will not be able to confirm this approach’s applicability for our PCVs until we complete our Phase 2 clinical development program. For our novel vaccine candidates, where we believe clinical field efficacy studies will be necessary, we select disease areas with high attack rates, such as Group A Strep, which may allow for more manageable study sizes. For novel protein-based therapeutic vaccine candidates, such as our periodontitis vaccine candidate, we select disease areas where we believe clinical efficacy may be evaluated based on disease progression rather than prevention, which could allow for smaller and faster trials relative to preventative vaccines.

Our Platform

We are re-engineering the way highly complex vaccines are made through modern synthetic techniques, including advanced chemistry and the XpressCF cell-free protein synthesis platform to develop potentially superior and novel conjugate and protein vaccine candidates for adult and pediatric indications using the above criteria by taking advantage of the following:

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

Our Strategy

Our goal is to become a leader in the vaccines industry by using our cell-free protein synthesis platform to develop superior and/or novel vaccines to prevent or treat serious infectious diseases. Key elements of our strategy include:

•
Advance VAX-24 through clinical development and regulatory approval. Our lead vaccine candidate, VAX-24, targets the pneumococcal vaccine market. We expect to advance VAX-24 along a well-understood clinical development pathway in an effort to obtain regulatory approval in adults and infants based on successful completion of clinical studies using previously established surrogate immune endpoints, potentially without the need to conduct a clinical field efficacy study, consistent with how other conjugate vaccines have obtained approval. On January 6, 2022, we announced that the FDA cleared our IND application for VAX-24. On February 23, 2022, we announced the initiation of our Phase 1/2 clinical proof-of-concept study of VAX-24 in adults 18 to 64 years of age. We expect to announce Phase 1/2 topline safety, tolerability and immunogenicity results from this study by the end of 2022. Pending the successful completion of the Phase 1 portion of this study, we expect to begin enrollment in a separate Phase 2 study in healthy adults aged 65 and older and to announce topline safety, tolerability and immunogenicity results from this study in the first half of 2023. Subject to a pre-IND meeting with the FDA and successful topline results of the initial Phase 1/2 proof-of-concept study in adults ages 18 to 64, we anticipate submitting a pediatric IND application to the FDA for VAX-24 in the first half of 2023.
•
Advance VAX-XP through IND-enabling activities, clinical development and regulatory approval. Our second PCV candidate, VAX-XP, leverages our scalable and modular platform and builds on the technical proof of concept established by VAX-24 and is designed to expand the breadth of coverage to greater than 30 strains without compromising immunogenicity due to carrier suppression. We intend to advance VAX-XP to maximize the optionality for and value of our PCV franchise.
•
Establish scalable production of VAX-24 and VAX-XP. We believe high-quality and scalable manufacturing is critical to our long-term success. We have designed and developed a proprietary, scalable and portable manufacturing process that we believe can scale to supply clinical and commercial volumes of VAX-24 needed to serve both adult and pediatric populations. We have completed the production of Phase 1/2 clinical trial material for VAX-24 and are conducting Phase 3 optimization and commercial scale-up activities. We have access to substantial manufacturing resources through our contract manufacturer, Lonza, that we believe can facilitate an independent path to market. Moreover, our next-generation VAX-XP program will use the components and core manufacturing processes established for VAX-24.
•
Create a long-lasting PCV franchise by offering the broadest-spectrum PCV available. The two leading pneumococcal vaccine franchises to date, Prevnar and Pneumovax 23, have generated over $100 billion in combined sales, have been on the market for over 40 years and 20 years, respectively, and can attribute their success to being the broadest-spectrum vaccines on the market. If approved, we believe VAX-24 may obtain an ACIP preferred recommendation and potentially replace both lesser-valent incumbents for pneumococcal disease prevention in both adult and pediatric populations because of its broader coverage. We designed VAX-24 to address the 24 pneumococcal strains covered by Prevnar and Pneumovax 23 that drive most pneumococcal disease today with the durable, boostable immune response of a conjugate vaccine. Further, we have designed VAX-XP to address these 24 strains plus additional epidemiologically significant emerging strains expected to cause increasing pneumococcal disease and antibiotic resistance in the future. With these broad-spectrum vaccine candidates, we believe we are well-positioned to obtain an ACIP preferred recommendation and potentially replace the current standard of care for pneumococcal disease prevention in both adult and pediatric populations, thereby creating a long-lasting PCV franchise.
•
Advance our novel vaccine candidates and leverage our platform to expand our pipeline.
o
Advance VAX-A1 through IND-enabling activities, clinical development and regulatory approval. VAX-A1 is designed to prevent Group A Strep, a pervasive disease that results in 700 million cases of illness each year and is one of the leading infectious disease-related causes of death and disability worldwide. Some of the most serious consequences of Group A Strep include flesh eating disease (necrotizing fasciitis) and invasive diseases such as sepsis and rheumatic heart disease. However, the majority of Group A Strep cases are pharyngitis, commonly known as strep throat. Pharyngitis is highly prevalent in school-age children and a significant source of antibiotic prescriptions, which further exacerbates the growing problem of antibiotic resistance globally. VAX-A1 is a conjugate vaccine candidate designed to confer broad protective immune responses against all subtypes of Group A Strep and be boostable to offer long-lasting protection from infection. We believe our data published in December 2020 demonstrated preclinical proof of concept for VAX-A1. We nominated the final vaccine candidate for VAX-A1 in the first quarter of 2021 and initiated IND-enabling activities in the second half of 2021.
o
Advance VAX-PG to final vaccine candidate nomination and IND-enabling activities, clinical development and regulatory approval. VAX-PG is our novel protein vaccine candidate which targets the keystone pathogen responsible for periodontitis, a chronic oral inflammatory disease affecting an estimated 65 million adults in the United States. Our initial goal is to develop a therapeutic vaccine to slow or stop disease progression; however, the results from clinical trials may inform the potential adoption of prophylactic immunization. We have established preclinical proof of concept for VAX-PG, and we expect to nominate a final vaccine candidate for VAX-PG by the end of 2022.
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

Global Vaccine Market (Excluding COVID-19 Vaccines)

The global vaccine market, excluding COVID-19 vaccines, was approximately $41 billion in 2021 and is expected to grow at an 10% CAGR to approximately $67 billion by 2026. The World Health Organization, or WHO, has reported that non-COVID vaccine revenues have grown at nearly twice the rate of therapeutic products over the last two decades. Conjugate vaccines, including PCVs, have historically represented the largest segment (approximately 39% in 2018) of the global non-COVID vaccine market. The Prevnar franchise, comprised of Prevnar 13 and Prevnar 20, was the highest selling vaccine product in the world in 2021, accounting for approximately 13% of global non-COVID vaccine sales.

The pediatric vaccine market is large and well-established in the United States and European Union and growing in emerging countries. The annual new birth cohort, which in the United States and Europe approached more than eight million in 2020, drives ongoing sales year after year. In the United States, once a new vaccine is approved by the FDA, the ACIP considers whether to recommend the use of the vaccine. New pediatric vaccines that receive a preferred recommendation from ACIP are nearly universally adopted by pediatricians and parents and are required by many schools, contributing to a national immunization rate for the diseases targeted by such vaccines of approximately 90%.

In addition, the adult vaccine market is currently undergoing rapid growth. Vaccination rates among adults have historically been lower and vary by disease, though strong initiatives are underway to increase awareness and utilization. Excluding the impact of the COVID-19 pandemic, studies estimate that 40,000 to 80,000 adults in the United States die annually of vaccine-preventable diseases, and hundreds of thousands more are hospitalized. In recent years, manufacturers have started developing more vaccines for the adult market, with Pfizer’s Prevnar 13 and Prevnar 20, Merck's Vaxneuvance and GlaxoSmithKline’s Shingrix each representing successful examples. Prevnar 13 and Pneumovax 23 generated annual sales of over $2 billion in the adult indication, and Shingrix, a vaccine for shingles (herpes zoster) debuted with over $1 billion in sales in 2018 as it replaced Merck’s incumbent vaccine, Zostavax, after receiving an ACIP preferred recommendation, and generated over $2.5 billion in sales in 2020.

The complex development and production processes of vaccines create a high barrier to entry and long product lifecycles. Four multinational companies—GlaxoSmithKline, Merck, Pfizer and Sanofi—historically comprised approximately 75% of the global vaccine market. As a result of the COVID-19 pandemic, there have been a number of new entrants into the vaccines market, including multinational companies such as Johnson & Johnson, and emerging biopharmaceutical companies.

Pneumococcal Disease

Pneumococcal disease is an infection caused by Streptococcus pneumoniae (pneumococcus) bacteria. It can result in IPD, including meningitis and bacteremia, and non-invasive pneumococcal disease, including pneumonia, otitis media and sinusitis. The global incidence of pneumococcal disease is driven by emerging serotypes not covered by currently available vaccines. In the United States, approximately 900,000 people get pneumococcal pneumonia each year, which is estimated to result in approximately 400,000 hospitalizations and 28,000 deaths. Pneumococci also cause over 50% of all cases of bacterial meningitis in the United States. Antibiotics are used to treat pneumococcal disease, but some strains of the bacteria have developed resistance to treatments. The morbidity and mortality due to pneumococcal disease are highly significant, particularly for young children and older adults, underscoring the need for a more broad-spectrum vaccine.

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

Pneumococcal Polysaccharide-Only Vaccines

Pneumovax 23, manufactured and marketed by Merck & Co., Inc., is the only pneumococcal polysaccharide vaccine widely available. Pneumovax 23 is indicated for the prevention of pneumococcal disease in adults and was first approved in the United States in 1977, at which time it contained 14 different strains of pneumococcal bacteria. In 1983, it was replaced by the current version containing 23 different strains. Pneumovax 23 is routinely administered to adults to provide protection against bacteremia and generates sales of over $900 million per year.

Polysaccharide vaccines induce a B-cell response only and do not induce a T-cell dependent immune response. In the absence of immunological memory responses, the resulting antibody responses are transient and cannot be boosted. Without the ability to provide long-lasting durable immunity, polysaccharide vaccines are not effective in children below two years of age. In addition, the antibody responses primarily consist of immunoglobulin M, or IgM, antibodies that, due to their size, are restricted to blood and are unable to penetrate into lung tissue to protect against pneumonia. Therefore, polysaccharide vaccines such as Pneumovax 23 are only thought to protect against blood-borne infections, such as bacteremia. Figure 1 below illustrates polysaccharide-induced T-cell independent antibody responses.

Figure 1.

Graphics adapted from Strugnell et al, Understanding Modern Vaccines, Vol 1, Issue 1, 61-88.

Polysaccharide vaccines also interfere with optimal use of PCVs, as they create a hyporesponsive immune effect. In particular, absent T-cell inducement, polysaccharide vaccines actually clear the memory B-cells that are formed following primary immunization with a PCV, thereby eliminating the ability to boost with subsequent vaccination. This historically has been a significant drawback of vaccination in older adults, which consisted of the administration of a limited spectrum PCV followed by the administration of a polysaccharide vaccine. Despite these shortcomings, Pneumovax 23 historically has been widely used primarily to provide protection against circulating strains not contained in the currently available PCV. The current standard of care, which consists of the administration of either Prevnar 20 alone or Vaxneuvance followed by the administration of Pneumovax 23, continues to include the alternative of a polysaccharide vaccine.

Pneumococcal Conjugate Vaccines

PCVs overcome the limitations of polysaccharide vaccines by conjugating the polysaccharide to a more immunogenic protein carrier containing T-cell epitopes. These T-cell epitopes provide CD4+ help, which is critical to the conversion of a traditional B-cell dependent immune response to a more robust combined B-cell and T-cell dependent immune response. The T-cell response causes immediate class switching of the B-cells from more rudimentary IgM antibodies prevalent with polysaccharide vaccines to more refined IgG antibodies. IgG antibodies are refined enough to penetrate into lung tissues to prevent pneumonia. Furthermore, as polysaccharide strands attach to multiple copies of the protein carrier, they create an inter-strand cross-linked matrix structure, which the immune system easily recognizes as foreign. The T-cell dependent immune response also generates memory B-cells that can be re-stimulated, creating a prime-boost immune response and enabling a more robust and durable immune response, enabling the use of PCVs in young children. Figure 2 below illustrates this immune response:

Figure 2.

The first PCV, Prevnar, was a 7-valent vaccine that was launched in the United States in 2000. It included purified capsular polysaccharides of seven serotypes of S. pneumoniae (4, 6B, 9V, 14, 18C, 19F and 23F), each of which was individually conjugated to a T-cell-epitope-containing, nontoxic variant of diphtheria toxin known as CRM197 to produce seven separate conjugates. To obtain approval, a large field efficacy study was conducted that demonstrated the vaccine’s efficacy in infants. Efficacy correlated with serological immune endpoints, as measured by IgG titers (a measurement of concentration), and a seroconversion threshold (or reference antibody concentration) of protection was defined. Prevnar is credited with tremendous medical and commercial success, having dramatically reduced circulating disease in children. However, after a number of years of widespread use, IPD incidence caused by strains not contained in the vaccine started to opportunistically rise, a phenomenon called serotype replacement, which led to the need for a broader-spectrum version of the vaccine.

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

Prevnar 13 contains the seven serotypes originally included in Prevnar plus six more serotypes of S. pneumoniae (1, 3, 5, 6A, 7F and 19A) and was approved and launched in the United States in 2010. Each polysaccharide is conjugated to CRM197 to produce 13 individual conjugates, which are mixed into a final vaccine formulation and then adsorbed to alum. In 2010, Prevnar 13 obtained FDA approval for the prevention of IPD in infants based on non-inferior IgG antibody responses relative to Prevnar, using the surrogate immune endpoints established by the prior Prevnar field efficacy study. While Prevnar 13 failed to achieve non-inferiority on two of the common seven strains relative to Prevnar, it was granted approval across all 13 strains. Upon receipt of the ACIP preferred recommendation, Prevnar 13 replaced Prevnar in the infant market as the standard of care. This also created a “catch-up” population for those children previously vaccinated with Prevnar to provide protection against the incremental serotypes covered by Prevnar 13.

Prevnar 13 has also received accelerated approval for the prevention of IPD and pneumonia in adults in the United States based on non-inferior opsonophagocytosis activity, or OPA, responses as compared to Pneumovax 23. To fulfill a post-marketing commitment, a large-scale field efficacy study of adults in the Netherlands was completed in 2013, which showed protection against community-acquired pneumonia and concordance between OPA and protection from community-acquired pneumonia. Thus, OPA was established as a validated surrogate immune endpoint in adults to support future regulatory approvals. Prevnar 13 subsequently received an ACIP preferred recommendation for adults 65 years and older, and the standard of care was amended to first vaccinate with Prevnar 13, and then after a waiting period, Pneumovax 23. This dual vaccine regimen provides some protection against the circulating strains over and above Prevnar 13 but we believe creates coverage gaps and patient compliance and convenience challenges.

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

In an effort to develop even broader-spectrum PCVs than Prevnar 13, two vaccines were successfully developed for the adult population: Prevnar 20, a 20-valent PCV from Pfizer, and Vaxneuvance, a 15-valent PCV from Merck.

Prevnar 20 contains the 13 serotypes included in Prevnar 13 plus seven more serotypes of S. pneumoniae (8, 10A, 11A, 12F, 15B, 22F and 33F) and was granted regulatory approval and launched in the United States in 2021 for the prevention of IPD in adults based on non-inferior OPA responses relative to Prevnar 13 without the need for a field efficacy study. While Prevnar 20 failed to achieve non-inferiority on serotype 8 relative to Pneumovax 23, it was still granted approval across all 20 strains.

Vaxneuvance contains the 13 serotypes included in Prevnar 13 plus two more serotypes of S. pneumoniae (22F and 33F) and was granted regulatory approval and launched in the United States in 2021 for the prevention of IPD in adults based on non-inferior OPA responses relative to Prevnar 13 without the need for a field efficacy study.

In October 2021, the ACIP voted to recommend universal vaccination for the use of either Prevnar 20 alone or Vaxneuvance with Pneumovax 23 for routine use in adults aged 65 years and older as well as for those between the ages of 19 and 64 years with certain underlying medical conditions or other risk factors.

Pfizer and Merck also are developing Prevnar 20 and Vaxneuvance, respectively, for infants.

Drawbacks for Current PCVs

Routine immunization with PCVs has been effective in dramatically lowering the incidence of IPD in both adults and children in the United States and other industrialized nations. However, due to a phenomenon called serotype replacement, strains that are not covered by existing vaccines are increasing in prevalence. As published in 2020, over 71% of IPD incidence in 2017 for both children and adults was caused by strains beyond the 13 strains covered by Prevnar 13. Efforts to improve upon current standard of care vaccines center around expanding the valency of PCVs to address the strains driving residual pneumococcal disease. However, limitations due to conventional conjugation chemistry and carrier suppression have complicated those efforts, and notwithstanding the recent approvals of Prevnar 20 and Vaxneuvance, there remains a significant need for broader-spectrum PCVs, as evidenced by the fact that despite Prevnar 20’s broader coverage, the combination of Vaxneuvance and Pneumovax 23 remains universally recommended in adults, as an alternative to Prevnar 20 alone, given its broader-spectrum coverage.

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

To date, the most comprehensive pneumococcal disease surveillance has been conducted by the CDC in the United States and by the National Institute of Health and Care Excellence, in the United Kingdom. As shown in Figure 3, IPD cases in adults in the United States initially declined after the introduction of Prevnar 13 but have since plateaued. As published in 2020, non-covered serotypes were responsible for over 71% of IPD incidence in 2017 for both children and adults. The rate of serotype replacement has been more pronounced in the United Kingdom. Figure 4 shows the approximate IPD incidence rates in the United Kingdom caused by the incremental 11 strains over and above those in Prevnar 13, which increased over the last three years of surveillance.

Figure 3.	Figure 4.
US IPD Incidence in Adults > 65[1]	UK IPD Incidence in Adults > 65[2]

1 US CDC Active Bacterial Core Surveillance Annual Reports	[2] Ladhani et al, Lancet Infectious Disease, 2018 Apr.; 18(4):441-45 inclusive of unpublished raw data

While these 11 strains are covered by Pneumovax 23, that vaccine only protects against blood-borne infections and not pneumonia, leaving patients vulnerable to infection. Although Prevnar 20 and Vaxneuvance address more disease-causing strains than Prevnar 13, we believe there remains a significant need for even broader-spectrum vaccines to address a greater number of currently circulating and emerging strains.

Carrier Suppression

Technical constraints inherent to conventional conjugation chemistry limit the coverage of current PCVs due to a phenomenon known as carrier suppression. In particular, traditional conjugation methods cannot control where conjugation of the polysaccharide occurs on the protein carrier. The protein carrier used in all versions of Prevnar is CRM197, a diphtheria toxin with a single point mutation rendering it non-toxic. The CRM197 protein contains 39 lysines, approximately 20% of which border relevant T-cell epitopes. Conventional conjugation chemistry randomly attaches the polysaccharide to any of the numerous lysines located on the protein carrier. When a polysaccharide is covalently bound to a protein carrier at a lysine residue that is co-resident with a T-cell epitope, it blocks the presentation of the T-cell epitope to the immune system, thus preventing the induction of a T-cell response. The masking of these critical epitopes prevents the conversion to a T-cell dependent immune response and negates the benefit of the protein carrier.

Meanwhile, the B-cell epitopes of both the protein carrier and the antigen are presented to the immune system, causing B-cells to the respective immunogens to compete with one another for the T-cell help engendered by unblocked T-cell epitopes. This competition for T-cell help diminishes the immune response to the polysaccharide antigen of interest, resulting in carrier suppression.

The result of carrier suppression is a decrease in the targeted immune response to the disease-specific polysaccharides, which intensifies with higher cumulative amounts of protein carrier. This phenomenon impedes the ability to expand coverage of current PCVs and has been shown consistently when broader-spectrum versions of conventional PCVs have been compared to lesser-valent versions. When Prevnar 13 was compared to Prevnar (Pfizer’s first generation 7-valent PCV) in a well-controlled Phase 3 study in infants, the IgG antibody responses directed against the polysaccharides of interest for all seven of the common strains in each vaccine were lower for Prevnar 13 (Figure 5). In 2020, Pfizer presented results of a well-controlled Phase 3 study in adults, aged 60 and over, where they compared Prevnar 20 to Prevnar 13. In that study, the OPA responses directed against the polysaccharides of interest for all thirteen of the common strains in each vaccine were lower for the 20-valent development candidate (Figure 6).

Figure 5.	Figure 6.
Infant Immune Responses (IGG): Prevnar 7 vs Prevnar 13[1]	Adult Immune Responses (OPA): Prevnar 13 VS PCV20[2]

1 Yeh et al, Pediatrics. 126:e493 (2010).

2 Prevnar 20 BLA Clinical Review Memorandum. STN: 125731/0 June 8, 2021.

Conventional Chemistry

The problem of carrier suppression is compounded by conventional conjugation chemistry used to make current PCVs, including Prevnar 13, Prevnar 20 and Vaxneuvance, which requires a higher amount of CRM197 protein carrier than polysaccharide antigen to complete the conjugation reaction, as well as long reaction times and harsh conditions that can damage the critical epitopes on the polysaccharide antigens. This results in a higher ratio of protein carrier to polysaccharide antigen in their monovalent conjugates (approximately 1.1 on average), as well as a much higher amount of cumulative protein carrier in the final formulation compared to the amount of any given polysaccharide antigen. For example, in the marketed Prevnar 13 formulation, there are 34 micrograms of the protein carrier, CRM197, relative to 2.2 micrograms of each polysaccharide (except serotype 6B at 4.4 micrograms), and in the marketed Prevnar 20 formulation, there are 51 micrograms of CRM197 relative to 2.2 micrograms of each polysaccharide (except serotype 6B at 4.4 micrograms). With substantially more protein carrier in the vaccine than polysaccharide antigen, the carrier suppression effect discussed above is exacerbated.

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

Figure 8.	Figure 9.
Precise, Site-Specific Conjugation Sites on Proprietary eCRM Protein Carrier	Final VAX-24 Conjugates in Customary Matrix Form

We believe consistent exposure of T-cell epitopes should translate to higher potency of the protein carrier on a weight-to-weight basis. To harness this potential potency advantage, we have elected to construct conjugates with a lower ratio of protein carrier to polysaccharide than conventional PCVs. We have observed in animal models that despite having approximately half as much protein on average in each monovalent conjugate, VAX-24 had comparable immunogenicity relative to Prevnar 13 on a strain-by-strain basis. As a result, we believe we can incorporate more monovalent conjugates to create an even more broad-spectrum vaccine with less protein carrier per conjugate in order to minimize carrier suppression.

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

VAX-24

Our lead vaccine candidate, VAX-24, is designed to improve upon the standard of care by covering the additional strains that are responsible for the majority of residual pneumococcal disease currently in circulation. We achieved preclinical proof of concept for VAX-24 in 2017 by demonstrating that VAX-24 has the potential to protect against the pneumococcal strains collectively covered by Prevnar 13 and Pneumovax 23, which at the time we conducted our preclinical studies represented the standard of care, and showed the durable, boostable immune response of a conjugate vaccine. The incremental 11 strains covered by VAX-24 and not covered by Prevnar 13 are responsible for the majority of circulating invasive pneumococcal disease in both the United States and European Union and are associated with high case-fatality rates, antibiotic resistance and/or meningitis.

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

Where appropriate, we capitalize on the efficiencies of well-established clinical, manufacturing and regulatory precedents by leveraging conventional methods for the development of VAX-24. For example, our polysaccharide antigens are primarily made using conventional fermentation and purification techniques and activated through conventional methods. They are also labeled through conventional amination methods prior to being conjugated to eCRM. In addition, we use the same critical quality attribute assays for molecular weight and free polysaccharide that have served as the physicochemical measures of conjugates and also serve as predictors of their immunogenicity in vivo. We also use conventional IgG and OPA serological assays to gauge the immunogenicity of our conjugates, which have served as surrogate immunological endpoints in clinical studies that enabled the approval of Prevnar 13, Prevnar 20 and Vaxneuvance.

We have also leveraged the same animal models that were utilized in the development of approved PCVs. In particular, our preclinical studies utilized a recognized rabbit model that Pfizer used in its development of Prevnar, Prevnar 13 and Prevnar 20, that Merck used in its development of Vaxneuvance and that GlaxoSmithKline used in its development of Synflorix. To date, the rabbit model has shown consistent immunological responsiveness across all strains for which we have tested our conjugates and has differentiated conjugated versus unconjugated polysaccharide responses (i.e., T-cell dependent versus T-cell independent responses). We believe the demonstration of conjugate-like immune responses in rabbits that resulted in killing of bacteria via OPA and induction of IgG antibody responses are key development milestones and are critical readouts for the development of PCVs. The rabbit model has also provided evidence regarding VAX-24’s potential to generate a booster response.

We expect to pursue a well-characterized clinical development path for VAX-24, consistent with other PCV developers. We anticipate that we will be able to conduct smaller and shorter clinical trials that target immune endpoints (e.g., OPA and IgG responses) previously recognized by regulatory authorities. Pfizer applied this approach to the development of Prevnar 13 and Prevnar 20 and Merck applied it to the development of Vaxneuvance.

We conducted a pre-IND meeting with the FDA in December 2019 to obtain feedback on our VAX-24 chemistry, manufacturing and controls plan, or CMC plan, as well as our non-clinical and clinical design plans to support our IND application. On January 6, 2022, we announced that the FDA had cleared our IND application for

VAX-24. On February 23, 2022, we announced the initiation of our Phase 1/2 clinical proof-of-concept study in adults ages 18 to 64. We expect to announce Phase 1/2 topline safety, tolerability and immunogenicity results from this study by the end of 2022.

Preclinical Data

As a prerequisite for regulatory approval, we believe that any investigational PCV will have to be compared to the current standard of care, which is currently Prevnar 13 in infants, and either Prevnar 20 alone or Vaxneuvance followed by Pneumovax 23 in adults. In the case of VAX-24, we believe a successful comparison would be based on demonstrating the clinical non-inferiority of the immune response to the 20 common serotypes in Prevnar 13, and the incremental 4 common strains in Pneumovax 23. To obtain pre-clinical proof of concept on our way to the clinic, we evaluated VAX-24 compared to the then standard of care, Prevnar 13, and assessed the comparative immune responses of VAX-24 using the same rabbit model utilized by other PCV developers. We dosed rabbits in our pre-clinical studies with 0.11µg, as measured by the amount of polysaccharide in each conjugate, for each of the 24 conjugates in VAX-24, as well as 0.11µg for the thirteen conjugates in Prevnar 13 (except serotype 6B at 0.22µg) and compared both PCVs immunogenically to each other and to Pneumovax 23, where each of the 23 polysaccharides were dosed at 1.1µg. The doses are representative of body weight differences in humans versus rabbits and roughly correspond to the dose differential between PCVs and polysaccharide-only vaccines. In humans, Prevnar 13 is dosed at 2.2µg per conjugate (except serotype 6B at 4.4µg) or approximately one-tenth the dose of Pneumovax 23, where each polysaccharide is dosed at 25µg. The species of rabbits used were approximately five percent of the average weight of humans in North America, thus 0.11µg approximates to the 2.2µg dose for PCVs and the 1.1µg dose approximates to the 25µg dose for Pneumovax 23.

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

Figure 11.

As reflected in Figure 12 below, VAX-24 showed comparable or superior OPA responses at 1/10th the dose of Pneumovax 23 and comparable OPA responses to an equivalent dose of Prevnar 13 on a serotype-by-serotype basis:

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

Figure 15.

0.11ug VAX-24
0.11ug Prevnar 13
IgG Titer
1×10^5
1×10^4
1×10^3
1×10^2
1×10^1
1×10^0
1
3
4
5
6A
6B
7F
9V
14
18C
19A
19F
23F
2
8
9N
10A
11A
12F
15B
17F
20
22F
33F
Serotype

+/-95% confidence interval

VAX-24 Clinical Development Plan

To accelerate our time to market, we intend to first pursue clinical proof of concept in the United States for adults and then pursue clinical development in the pediatric population. We believe the most expedient path to clinical proof of concept will be in the adult population where the standard of care involves the administration of a single dose and where an initial clinical trial could begin in the target population. We expect to initiate our pediatric development program in toddlers upon receipt of the Phase 2 topline safety, tolerability and immunogenicity data in adults 50 to 64 years of age and following submission and clearance of an IND application for this population. After completing such a toddler study, we would expect to commence clinical development in the infant population.

Adult Indication

Our first-in-human study is a randomized, observer-blind, dose-finding, controlled Phase 1/2 study designed to evaluate the safety, tolerability and immunogenicity of VAX-24 in healthy adults. The Phase 1 portion of the study will enroll approximately 64 healthy adults aged 18 to 49 to assess the safety and tolerability of each of three VAX-24 doses and compared to PCV20. Participants will be randomized equally in four separate arms and will be evaluated for safety 8 and 29 days after dosing. The Phase 2 portion will evaluate the safety, tolerability and immunogenicity of a single injection of VAX-24 at three dose levels compared to that of Prevnar 20 in approximately 800 healthy adults 50 to 64 years of age. Participants will be randomized equally in four separate arms and approximately 28 days after participants are dosed, samples are collected to assess immunogenicity. Topline data will be based on the results as of this one-month assessment, as well as the safety and tolerability observations throughout this period. All participants in the Phase 1/2 study will be followed for a total of 6 months after dosing to assess safety and tolerability.

To date, our preclinical immunogenicity data suggest that VAX-24 will contain a lower overall polysaccharide to protein ratio of conjugated drug substance as compared to Prevnar 20 and depending on the dose-ranging study, the dose may contain lower cumulative protein as well. We initiated the Phase 1/2 study in February 2022 and expect to announce Phase 1/2 topline safety, tolerability and immunogenicity data by the end of 2022.

We expect to use OPA titers as the primary immunogenicity endpoint for the VAX-24 program in adults. OPA is believed to be the primary protective mechanism against pneumococcal disease. In addition, we expect to measure IgG responses as a secondary endpoint, as such responses may serve as supportive evidence of immunogenicity for comparison. We also expect to use OPA titers and IgG concentrations as endpoints in our other planned adult studies of VAX-24. We currently believe that these endpoints, if met, will be sufficient to obtain regulatory approval of VAX-24 and do not anticipate the need for a clinical field efficacy trial. However, we have not yet obtained feedback from the FDA regarding our pivotal Phase 3 clinical development plans or the acceptability of our approach.

The FDA has previously approved pneumococcal vaccines upon the establishment of non-inferiority based on a head-to-head comparison using established surrogate immune endpoints in the target population. For adults, Prevnar 13 was approved based on the establishment of non-inferiority of OPA responses relative to Pneumovax 23, on a strain-by-strain basis, where non-inferiority was defined as greater than or equal to 0.50 of the lower limit of the two-sided 95% confidence interval of the OPA geometric mean titer ratio. Prevnar 20 and Vaxneuvance were approved based on the same non-inferiority criterion but compared with Prevnar 13 and Pneumovax 23. We have designed our Phase 1/2 study to have greater than or equal to 85% power on an individual serotype-basis taking into account the serotype with the highest variability in order to show a two-fold difference between treatment groups.

Figure 16 is a schematic of the overall study design of our planned Phase 1/2 study:

Figure 16.

If our Phase 2 trial is completed successfully, we expect to conduct an End-of-Phase 2 meeting with the FDA and subsequently conduct pivotal Phase 3 trials in the adult population for the purposes of evaluating non-inferiority to Prevnar 20 for immunogenicity, generating a sufficient safety database in adults and establishing consistency of manufacturing through a lot-to-lot consistency study. The Phase 3 non-inferiority results would then be used to seek approval of VAX-24 in the adult population. This approach is similar to the approaches utilized by Pfizer to develop Prevnar 20 and Merck to develop Vaxneuvance, where the immunogenicity of the investigational PCVs was compared to the 13-valent Prevnar product (current standard of care at the time).

Based on Pfizer’s experience with Prevnar 13, we believe that VAX-24, if approved, would have the potential to serve as a “catch-up” or booster for those who have previously received Pneumovax 23 or a lower-valent PCV. We believe a study exploring serial vaccination with Prevnar 20 and/or Pneumovax 23 followed by VAX-24 at different intervals could generate valuable data supporting a recommendation for VAX-24 vaccination in previously vaccinated adults.

To add to the body of data in adults, we plan to conduct a separate Phase 2 study, in adults 65 and older, upon the successful completion of the Phase 1 portion of the Phase 1/2 study in adults ages 18 to 64. The topline data from this study are anticipated in the first half of 2023.

Pediatric Indication

We are also developing VAX-24 as a pediatric vaccine. If successful, we expect the data from the adult Phase 1 and Phase 2 trials will inform the VAX-24 dose(s) to be evaluated in pediatric populations. We plan to initially evaluate VAX-24 in an age de-escalation study. The adult Phase 2 trial will provide the safety and immunogenicity data required to initiate a Phase 1 clinical study in toddlers which will examine the safety, tolerability and immunogenicity of VAX-24 in healthy toddlers aged 12 to 15 months. A dose of VAX-24 or Prevnar 13 would be administered to the 12 to 15-month age group. For trials in the United States, toddlers would be expected to have been primed with a 3-dose primary infant series of Prevnar 13. Immune response data would reveal whether the boost achieved with VAX-24 is comparable to Prevnar 13 for the common serotypes, with the remaining 11 serotypes to be assessed for a single-dose primary immune response in the toddler age group.

If our Phase 1 trial in toddlers is completed successfully, we would expect to initiate a Phase 2 study to evaluate the safety and immunogenicity of VAX-24 administered as a three-dose primary series to infants at 2, 4 and 6 months of age. We would also expect to give these infants a booster dose at 12 to 15 months for a complete four-dose series. The decision to incorporate dose-finding as part of this trial would be made based on data from ongoing or completed adult trials and the preliminary immunogenicity data generated in toddlers.

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

PCVs, as well as all other polysaccharide-conjugate vaccines, have historically had an excellent safety profile, especially in comparison to other vaccines such as rotavirus and diphtheria-tetanus-pertussis.

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

Figure 17.

+/-95% confidence interval

Note: VAX-XP includes all 24 strains in VAX-24 and 7 additional pneumococcal conjugates. Serotypes A-G potential additional serotypes to be targeted by Vaxcyte under the VAX-XP program.

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

Group A Strep Disease Background and Market Opportunity

Streptococcus pyogenes (S. pyogenes or Group A Strep) causes a wide spectrum of both acute and chronic clinical conditions that lead to considerable burden globally. Group A Strep, a pervasive disease that results in 700 million cases of illness each year, is one of the leading infectious disease-related causes of death and disability worldwide. An estimated 500,000 deaths globally result from Group A Strep, which is in line with the impact seen from the Measles, Rotavirus and Pertussis. Among older adults (≥ 65 years) in the United States, rates of invasive disease and deaths caused by Group A Strep have more than doubled over the last decade. Some of the most serious consequences of Group A Strep include flesh eating disease (necrotizing fasciitis) and invasive diseases such as sepsis and rheumatic heart disease (RHD). Approximately 30 million people are currently affected by RHD worldwide. Importantly, the majority of Group A Strep infections lead to pharyngitis, commonly known as strep throat, which is highly prevalent in school-age children. In the United States, an estimated 17% of outpatient antibiotic prescriptions dispensed to children aged 3 to 9 years are for the treatment of suspected Group A Strep infections. Studies have indicated that antibiotic resistance to Group A Strep has significantly increased over the past decade, leading the CDC to categorize Group A Strep as a concerning threat. Additionally, the development of vaccines against Group A Strep has become a priority for the WHO amid recognition of the rising disease incidence globally, as well as the need to combat avoidable antibiotic consumption.

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

Figure 18.

Our VAX-A1 vaccine development program currently is funded in part by a grant obtained from CARB-X, a global non-profit partnership dedicated to accelerating antibacterial innovation to tackle the rising global threat of drug-resistant bacteria. The award committed initial funding of up to $1.6 million. In July 2020, the initial funding amount was amended from $1.6 million to $2.7 million and, if options to extend are exercised by CARB-X, up to $15.1 million in total funding available upon achievement of development milestones through Phase 1 human clinical trials. In April 2021, we received approval for the next phase of CARB-X development and executed the cost-reimbursement sub-award agreement with the Trustees of Boston University in August 2021. Pursuant to the agreement, the award committed additional funding of $3.2 million for IND-enabling activities and total potential funding of up to $29.7 million (including the current $3.2 million award and the prior $2.7 million award) upon the achievement of future VAX-A1 development milestones. In January 2022, CARB-X revised the parameters for the contribution of CARB-X funding and implemented maximum funding levels for all grant recipients. As a result, our total funding available upon achievement of development milestones through Phase 1 human clinical trials was revised from $29.7 million to $13.9 million.

We nominated the final vaccine candidate for our VAX-A1 program in the first quarter of 2021 and initiated IND-enabling activities in the second half of 2021. Upon completion of the preclinical development program and IND-enabling activities for VAX-A1, we intend to conduct a multi-center, randomized, placebo-controlled Phase 1/2 study in adults at risk for contracting Group A Strep infections. The primary objectives of the initial clinical trial will be to evaluate safety and tolerability. Secondary exploratory endpoints will be to measure IgG immune response to the vaccine antigens and to evaluate the ability of the antibodies produced in response to vaccination to inhibit and prevent infections caused by Group A Strep.

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

Figure 20.

We expect to nominate the final vaccine candidate for our VAX-PG program by the end of 2022. Upon completion of the preclinical development program and IND-enabling activities for VAX-PG, we intend to conduct a multi-center, randomized, placebo-controlled Phase 1/2 study in adults with mild to moderate chronic periodontal disease. The primary objectives of the initial clinical trial will be to evaluate safety and tolerability. Secondary exploratory endpoints will be to measure IgG immune response to the vaccine antigens and to evaluate the ability of the antibodies produced in response to vaccination to inhibit the formation of the poly-microbial biofilm, which is characteristic of periodontal disease.

Manufacturing and Supply

We have designed and developed a proprietary, scalable and portable manufacturing process for VAX-24 that we believe can scale to address clinical and commercial vaccine supply needed to serve both adult and pediatric populations. We have completed process development. technology transfer to Lonza and Phase 1/2 manufacture for the critical components of the VAX-24 conjugates. In addition, we have also completed manufacture, testing and release of the 24 drug substance conjugates and the final drug product for the VAX-24 Phase 1/2 study in adults. As we have completed clinical manufacturing, we are now progressing to commercial supply discussions. We currently do not own or operate any manufacturing facilities, but our strategic partnership with Lonza provides us with access to substantial resources to facilitate an independent supply path to the market. Lonza is a leading global contract manufacturer with deep domain expertise and experience in large and small-scale production of clinical, as well as commercial-stage products. We have entered into agreements with Lonza to secure capacity, technical expertise and resources to support the production of VAX-24 clinical material and processes that are intended to scale to commercial scale at Lonza or other commercial manufacturing sites and are progressing to commercial supply discussions with Lonza. We have also entered into agreements for eCRM and polysaccharide to support VAX-XP to IND. In addition, we have entered into an agreement with Sutro Biopharma to supply us with extract and custom reagents for use in manufacturing preclinical and certain clinical supply of vaccine compositions, and in December 2019, we exercised our right to require Sutro Biopharma to establish a second supplier for extract and custom reagents to support our anticipated clinical and commercial needs. We have completed the manufacturing process and the delivery of the clinical material to support the Phase 1/2 clinical studies of VAX-24 in adults. The conjugates in VAX-24 are designed to serve as the foundation for our next-generation VAX-XP program.

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

Conjugate Drug Substances

Each of the 24 conjugate drug substances is manufactured individually, as monovalent conjugates, by conjugating each of the 24 activated pneumococcal polysaccharide strains, one at a time, to the eCRM carrier protein.

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

Achievements to Date

In support of our IND application submission, we completed all IND-enabling CMC deliverables. For the eCRM protein carrier, we transferred process technology to Lonza and completed the development and scale-up to clinical production scale. We completed both the engineering campaign and the GMP production campaign for

eCRM to provide material believed to be adequate to support our Phase 1/2 clinical study of VAX-24 in adults. For the polysaccharide antigens, we established research and GMP master cell banks for all 24 pneumococcal serotypes in VAX-24. We completed the development and GMP batches of all 24 polysaccharide antigens to enable production of GMP conjugates for VAX-24. For the 24 drug substances, we conducted extensive design-of-experiments, or DoE, studies to define and optimize conjugation process parameters based on, among other parameters, immunogenicity and stability, for all 24 serotypes and transferred this process technology to Lonza. Further, Lonza implemented the transferred processes, successfully producing all 24 conjugates at an over fifteen-fold scale-up to what was previously produced. These conjugates met the target critical quality attributes, were tested in preclinical studies and confirmed to show conjugate-like immunological responses comparable to Prevnar 13 and to the previous VAX-24 conjugates produced at smaller batches. We completed the manufacture, testing and release of the 24 GMP drug substance conjugates in VAX-24 at Lonza. For the VAX-24 drug product, we defined an optimized formulation, transferred and scaled the process, and completed manufacture, testing and release of the VAX-24 GMP drug product at three dose strengths to support the IND application submission and the Phase 1/2 clinical study in adults.

Lonza Agreements

In October 2016, we entered into a development and manufacturing services agreement, as amended, with Lonza, or the Lonza DMSA, pursuant to which Lonza is obligated to perform manufacturing process development and the manufacture of components for VAX-24, including the polysaccharide antigens, our proprietary eCRM protein carrier and conjugated drug substances.

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

In June 2018, we entered into a letter agreement, or the Lonza Letter Agreement, with Lonza, pursuant to which we agreed to certain terms for potential future payments in shares of our common stock as partial satisfaction of future obligations to Lonza. This agreement states that the initial pre-IND cash payments would be subject to a specified dollar cap, or the “Initial Cash Cap.” After the Initial Cash Cap has been reached, we would have the option to make any further pre-IND payments owed to Lonza in cash, in shares of our common stock at then market prevailing prices, or a combination of both, at our election. The Initial Cash Cap had not been reached as of December 31, 2020. As such, no amount had been recorded with respect to the potential future payments above the Initial Cash Cap at December 31, 2020. In April 2021, we reached the Initial Cash Cap and notified Lonza that we would be exercising our option to issue approximately $10.0 million in shares of our common stock as payment for a portion of pre-IND payments due April 30, 2021. In June 2021, we issued 399,680 shares of our common stock to Lonza at a price of $25.02 per share to pay for $10.0 million of the pre-IND payments due April 30, 2021.

In October 2018, we entered into a second development and manufacturing services agreement with Lonza, or the Lonza 2018 DMSA, and together with the Lonza DMSA, the Lonza Agreements, pursuant to which Lonza is obligated to perform services including manufacturing process development and the manufacture and supply of VAX-24 finished drug product.

Under the Lonza Agreements, we will pay Lonza agreed-upon fees for its performance of manufacturing services and reimburse Lonza for its out-of-pocket costs associated with purchasing raw materials, plus a customary handling fee. Under each Lonza Agreement, we will own all right, title and interest in and to any and all Intellectual Property (as defined in each Lonza Agreement) that Lonza and/or its affiliates, the External Laboratories (as defined in each Lonza Agreement) or other contractors or agents of Lonza develops, conceives, invents, first reduces to practice or makes, solely or jointly with us or others, in the performance of the Services (as defined in each Lonza Agreement), to the extent such Intellectual Property (the New Customer Intellectual Property) is a direct derivative of or improvement to collectively the Product, Customer Materials, Customer Information and/or Customer Background Intellectual Property (all as defined in each Lonza Agreement). Lonza shall own all right, title and interest in Intellectual Property that Lonza and/or its Affiliates, the External Laboratories or other contractors or agents of Lonza, solely or jointly with Customer, develops, conceives, invents or first reduces to practice or makes in the course of performance of the Services to the extent such Intellectual Property (New General Application Intellectual Property) (i) is reasonably capable of being used/applied to other projects and/or products in Lonza's or any third party process or (ii) is an improvement of, or direct derivative of, any Lonza Background Intellectual Property. Additionally, under each Lonza Agreement, Lonza grants us a non-exclusive, world-wide, fully paid-up, irrevocable, transferable license under all New General Application Intellectual Property, with the right to grant sublicenses, to research, develop, make, have made, use, sell and import VAX-24. We also grant Lonza a non-exclusive right to use New Customer Intellectual Property during the term of the agreement solely for the purposes of fulling its obligations to us.

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

Competition

Historically, the global vaccine market has been highly concentrated among a small number of multinational pharmaceutical companies. Pfizer Inc., Merck, GlaxoSmithKline plc and Sanofi S.A. together controlled approximately 75% of the global vaccine market. As a result of the COVID-19 pandemic, there have been a number of new entrants to the vaccines market, including multinational companies such as Johnson & Johnson, and emerging biopharmaceutical companies. Other pharmaceutical and biotechnology companies, academic institutions, governmental agencies and public and private research institutions are also working towards new solutions given the continuing global unmet medical need.

Within the current pneumococcal vaccine market, Pfizer, Merck and GlaxoSmithKline have historically dominated, with Pfizer’s Prevnar 13, Merck’s Pneumovax 23 and GlaxoSmithKline’s Synflorix totaling a combined $6.7 billion in global pneumococcal vaccine sales in 2021 (approximately 79%, 14% and 7%, of such sales for these three products, respectively). While Prevnar 13 covers fewer pneumococcal strains than Pneumovax 23, it delivers a stronger and more durable immune response than Pneumovax 23. The current standard of care is Prevnar 13 in infants and, subsequent to the FDA approvals of Prevnar 20 and Vaxneuvance in adults in 2021, either Prevnar 20 alone or Vaxneuvance followed by Pneumovax 23 in adults. If approved, we believe VAX-24 may obtain an ACIP preferred recommendation and potentially replace both incumbents for pneumococcal disease prevention in both adult and pediatric populations because of its broader coverage.

Existing vaccine makers, as well as new entrants, are competing to develop the next generation of pneumococcal vaccines. Pfizer's Prevnar 20 was approved by the FDA in June 2021 for use in adults and Merck's Vaxneuvance was approved in July 2021 for use in adults. Sanofi and SK Chemicals have partnered to develop a 21-valent PCV. Separately, Affinivax and Astellas have partnered to develop an affinity-bound pneumococcal vaccine that includes 24 pneumococcal serotypes. We believe success will ultimately be based on the combination of immunogenicity, the broadest coverage of serotypes, safety and tolerability. Convenience and pricing may also be factors. Both Pfizer and Merck are in Phase 3 development in infants, and Affinivax has completed a Phase 2 study in adults. These vaccines may obtain FDA approval and commercially launch before VAX-24. However, if approved, we believe VAX-24 should compare favorably to these PCV candidates as a 24-valent alternative, based on our unique site-specific conjugation and carrier-sparing technology. We also believe VAX-XP has the potential to compete favorably in the PCV market based on its further expanded spectrum.

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

Our patent portfolio as of December 31, 2021 contains approximately one issued U.S. patent, four pending U.S. patent applications and three pending patent cooperation treaty applications that are solely owned by us, as well as certain foreign counterparts of a subset of these patent applications in foreign countries, including Australia, Brazil, Canada, China, India, Israel, Japan, South Korea, Taiwan, Mexico, New Zealand, the Philippines, Singapore, South Africa and countries within the European Patent Convention and the Eurasian Patent Organization. For our pneumococcal vaccines, these applications are directed to vaccine formulations, protein-antigen conjugates, methods of making protein-antigen conjugates and the promotion of immunogenicity using the protein-antigen conjugates and vaccines. For our Group A Strep vaccine, these patent applications are directed to vaccine formulations, protein-antigen conjugates, vaccines and components thereof, as well as processes for their manufacture. For our periodontitis vaccine, the patent and applications relate to vaccine formulations, protein antigens, and methods of using the vaccine. If issued, the 20-year term expiration dates of our patents will expire between 2037 and 2041, not including any extension of the patent term that may be available in certain jurisdictions. We continue to seek to maximize the scope of our patent protection for all our programs.

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

Sutro Biopharma Agreements

Sutro Biopharma is a clinical stage, publicly traded drug discovery, development and manufacturing company using precise protein engineering and rational design (enabled by Sutro Biopharma’s proprietary XpressCF platform technology) to advance next-generation oncology therapeutics. Following our corporate formation, Vaxcyte acquired an exclusive license to Sutro Biopharma’s proprietary cell-free protein synthesis platform, XpressCF, for the discovery, development and sale of vaccines for the treatment or prevention of infectious diseases, excluding cancer vaccines. Under a related supply agreement with Sutro Biopharma, we have an exclusive relationship in our field to buy extract and certain custom reagents for use in manufacturing the vaccine compositions covered by the exclusive license, which we use to produce our protein carriers and certain of our antigens. Sutro Biopharma will receive a 4% royalty on aggregate worldwide net sales of our vaccine products marketed for human health and a 2% royalty on such net sales of vaccines marketed for animal health.

Amended and Restated License Agreement with Sutro Biopharma

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

In consideration of the rights granted under the Sutro Biopharma License Agreement, we are obligated to pay Sutro Biopharma a 4% royalty on worldwide aggregate annual net sales of our vaccine products for human health and a 2% royalty on such net sales of vaccine products for animal health use. Such royalty rates are subject to specified reductions, including standard reductions for third-party payments and for expiration of relevant patent claims. We are also obligated to pay Sutro Biopharma any royalties due to Stanford University (the upstream licensor of Sutro Biopharma), to the extent the royalties payable by Sutro Biopharma to Stanford University are greater than the royalties payable by us to Sutro Biopharma. Royalties are payable on a vaccine composition-by-vaccine composition and country-by-country basis until the later of expiration of the last valid claim in the licensed patents covering such vaccine composition in such country and ten years after the first commercial sale of such vaccine composition. The latest expiration date of a licensed Sutro Biopharma patent application, if issued, would be 2036, subject to any adjustment or extension of patent term that may be available in a particular country. In addition, we are obligated to pay Sutro Biopharma a percentage of net sublicensing revenue received in the low teen percentages. In addition, in the event we sublicense our non-manufacturing rights under the Sutro Biopharma License Agreement before a specified date, we are obligated to pay Sutro Biopharma a percentage, in the low double-digits, of the sublicensing revenue we receive under such agreement.

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

University of California, San Diego License Agreement

We are party to a license agreement with the University of California, San Diego, or the UCSD License, dated February 2019 whereby we are the exclusive licensee of an issued U.S. patent and pending U.S. patent application related to a non-cross-reactive Group A Strep carbohydrate antigen and methods of producing the antigen. We licensed this technology for the development of our Group A Strep vaccine candidate.

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

The UCSD License will remain in effect until the expiration of the last licensed patent. The UCSD patent and patent application, if issued, would expire in 2032, subject to any adjustment or extension of patent term that may be available in the United States. The UCSD License may be terminated by us at will with 90 days’ notice or by UCSD for our breach uncured within 90 days’ notice or if we challenge the licensed patents.

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

Further, no uniform policy for coverage and reimbursement exists in the United States, and coverage and reimbursement can differ significantly from payor to payor. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement rates, but also have their own methods and approval process apart from Medicare determinations. As such, one third-party payor’s decision to cover a particular medical product or service does not ensure that other payors will also provide coverage for the medical product or service or will provide coverage at an adequate reimbursement rate. Further, coverage policies and third party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products that receives regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

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

There have been judicial and political challenges to certain aspects of the ACA. By way of example, the Tax Cuts and Jobs Act of 2017, or the Tax Act, was signed into law and included a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on specific individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” The Bipartisan Budget Act of 2018, among other things, amends the ACA, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” On June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the "individual mandate" was repealed by Congress. Thus, the ACA will remain in effect in its current form. Prior to the U.S. Supreme Court ruling on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is also unclear how the Supreme Court ruling, other such litigation and the healthcare reform measures of the Biden administration will impact the ACA and our business.

Other legislative changes have been proposed and adopted since the ACA was enacted. For example, on August 2, 2011, the Budget Control Act of 2011 was signed into law, which, among other things, resulted in aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, including the Infrastructure Investment and Jobs Act, will remain in effect through 2031, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022, unless additional Congressional action is taken. Under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 3% in the final fiscal year of this sequester. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries, presidential executive orders and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drug products. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, President Trump announced several executive orders related to prescription drug pricing that seek to implement several of the administration's proposals. As a result, the FDA concurrently released a final rule and guidance in September providing pathways for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, the Department of Health and Human Services, or HHS, finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed pending review by the Biden administration until January 1, 2023. On November 20, 2020, CMS issued an interim final rule implementing President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. As a result of litigation challenging the Most Favored Nation model, on December 27, 2021, CMS published a final rule that rescinded the Most Favored Nation model interim final rule. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. No legislation or administrative actions have been finalized to implement these principles. In addition, Congress is considering drug pricing as part of other reform initiatives. However, it is unclear whether these or similar policy initiatives will be implemented in the future. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on specific product access and marketing cost disclosure and transparency measures and, in some cases, designed to encourage importation from other countries and bulk purchasing. Further, it is possible that additional government action is taken in response to the COVID-19 pandemic.

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

The federal Physician Payments Sunshine Act requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to CMS information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other healthcare professionals (such as physician assistants and nurse practitioners) and teaching hospitals, and applicable manufacturers and applicable group purchasing organizations to report annually to CMS ownership and investment interests held by physicians and their immediate family members. Similar state, local and foreign healthcare laws and regulations may also restrict business practices in the pharmaceutical industry, such as state anti-kickback and false claims laws, which may apply to business practices, including but not limited to, research, distribution, sales and marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers, or by patients themselves; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws and regulations that require drug manufacturers to file reports relating to pricing and marketing information or which require tracking gifts and other remuneration and items of value provided to physicians, other healthcare providers and entities; state and local laws that require the registration of pharmaceutical sales representatives; and state and local laws governing the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

There have been a number of federal and state proposals during the last few years regarding the pricing of pharmaceutical and biological products, government control and other changes to the healthcare system of the United States. It is uncertain what legislative proposals will be adopted or what actions federal, state or private payors for medical goods and services may take in response to any healthcare reform proposals or legislation. We cannot predict the effect medical or healthcare reforms may have on our business, and no assurance can be given that any such reforms will not have a material adverse effect.

Privacy and Data Protection Laws

We are also or may become subject to numerous data privacy and security obligations, including federal, state, local, and foreign laws, regulations, guidance, and industry standards related to data privacy, security, and the protection of health-related and other personal information. Such obligations may include, without limitation, the Federal Trade Commission Act, the California Consumer Privacy Act of 2018 (“CCPA”), the European Union’s General Data Protection Regulation 2016/679 (“EU GDPR”), and the EU GDPR as it forms part of United Kingdom (“UK”) law by virtue of section 3 of the European Union (Withdrawal) Act 2018 (“UK GDPR”), the ePrivacy Directive. In addition, several states within the United States have enacted or proposed data privacy laws. For example, Virginia passed the Consumer Data Protection Act, and Colorado passed the Colorado Privacy Act.

European data privacy and security laws (including the EU GDPR and UK GDPR) impose significant and complex compliance obligations on entities that are subject to those laws. For example, the EU GDPR applies to any company established in the European Economic Area (“EEA”) and to companies established outside the EEA that process personal data in connection with the offering of goods or services to data subjects in the EEA or the monitoring of the behavior of data subjects in the EEA. These obligations may include limiting personal data processing to only what is necessary for specified, explicit, and legitimate purposes; requiring a legal basis for personal data processing; requiring the appointment of a data protection officer in certain circumstances; increasing transparency obligations to data subjects; requiring data protection impact assessments in certain circumstances; limiting the collection and retention of personal data; increasing rights for data subjects; formalizing a heightened and codified standard of data subject consents; requiring the implementation and maintenance of technical and organizational safeguards for personal data; mandating notice of certain personal data breaches to the relevant supervisory authority(ies) and affected individuals; and mandating the appointment of representatives in the UK and/or the EU in certain circumstances. The EU GDPR allows EU member states to make new laws and regulations further limiting the processing of genetic, biometric, or health data. Failure to comply with the requirements of GDPR and the applicable national data protection laws of the EU member states may result in fines of up to €20,000,000 or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, and other administrative penalties.

See the section titled “Risks Related to Government Regulation” for additional information about the laws and regulations to which we are or may become subject to and about the risks to our business associated with such laws and regulations.

Employees & Human Capital

As of December 31, 2021, we had 89 full-time employees, 19 of whom have Ph.D. degrees. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and additional employees. The principal purposes of our equity incentive plans are to attract, retain and motivate selected employees and directors through the granting of stock-based compensation awards.

Corporate and Other Information

We are headquartered in San Carlos, California. We were incorporated in the state of Delaware on November 27, 2013 as Sutrovax, Inc. and we changed our name to Vaxcyte, Inc. in May 2020. Our website is located at https://www.vaxcyte.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K including their exhibits, proxy and information statements, and amendments to those reports filed or furnished pursuant to Section 13(a), 14, and 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, are available through the “Investors” portion of our website free of charge as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Information on our website is not part of this Annual Report on Form 10-K or any of our other securities filings unless specifically incorporated herein or therein by reference. In addition, our filings with the SEC may be accessed through the SEC’s website at http://www.sec.gov. All statements made in any of our securities filings, including all forward-looking statements or information, are made as of the date of the document in which the statement is included, and we do not assume or undertake any obligation to update any of those statements or documents unless we are required to do so by law.

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

We are a clinical-stage biotechnology vaccine company that was incorporated in November 2013. Investment in clinical-stage companies and vaccine development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential vaccine candidate will not gain regulatory approval or become commercially viable. We do not have any products approved for sale and have not generated any revenue from product sales. As a result, we are not profitable and have incurred losses in each year since inception. Our net losses were $100.1 million and $89.2 million for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, we had an accumulated deficit of $298.6 million.

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

As of December 31, 2021, we had cash, cash equivalents and investments of $273.1 million. In the first quarter of 2022, we completed an underwritten public offering in which we issued 3,250,000 shares of common stock, which included the full exercise of the underwriters' option to purchase additional shares, and pre-funded warrants to purchase 2,500,000 shares of our common stock, and received approximately $107.6 million in net proceeds, after deducting underwriting discounts and commissions and other estimated offering expenses payable by us. We believe our existing cash, cash equivalents and investments will fund our current operating plans through at least the next 12 months from the filing date of this Annual Report on Form 10-K. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned. We will need to raise additional capital before we can progress any of our vaccine candidates into a pivotal clinical trial. We expect to finance our cash needs through public or private equity or debt financings, third-party (including government) funding and marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements or any combination of these approaches. In July 2021, we entered into the ATM Sales Agreement with Jefferies, which provides that, upon the terms and subject to the conditions and limitations set forth in the ATM Sales Agreement, we may elect to issue and sell, from time to time, shares of our common stock having an aggregate offering price of up to $150.0 million through Jefferies acting as our sales agent or principal. As of December 31, 2021, we have sold 567,045 shares of our common stock under the ATM Sales Agreement at an average price of $25.26 per share for aggregate gross proceeds of $14.3 million ($13.9 million net of commissions and offering expenses). Our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to and volatility in the credit and financial markets in the United States and worldwide, including the trading price of common stock, resulting from the ongoing COVID-19 pandemic. Our future capital requirements will depend on many factors, including:

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

We are developing a pipeline of vaccine candidates utilizing our cell-free protein synthesis platform, which is comprised of the XpressCF platform exclusively licensed from Sutro Biopharma, and our proprietary know-how for vaccine applications against infectious disease, and our future success depends on the successful application of this approach to vaccine development. We are in the early stages of developing our vaccine candidates and there can be no assurance that any development problems we experience in the future will not cause significant delays or unanticipated costs, or that such development problems can be overcome. We may also experience delays in developing a sustainable, reproducible and scalable manufacturing process or transferring that process to manufacturing partners, which may prevent us from completing our clinical trials or commercializing our products on a timely or profitable basis, if at all. In addition, since we have not yet completed clinical development, we do not know the specific doses that may be effective in the clinic or, if approved, commercially. Finding a suitable dose may delay our anticipated clinical development timelines.

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

In addition, the preclinical and clinical trial requirements of the FDA, European Medicines Agency, or EMA, and other regulatory agencies and the criteria these regulators use to determine the safety and efficacy of a vaccine candidate are determined according to the type, complexity, novelty and intended use and market of the potential products. Approvals by the FDA and EMA for existing pneumococcal vaccines, such as Prevnar 13, Pneumovax 23, Prevnar 20 and Vaxneuvance may not be indicative of what these regulators may require for approval of our vaccine candidates. For example, we expect to use opsonophagocytic activity, or OPA, titers as the primary immunogenicity surrogate endpoint for the VAX-24 program in adults because Prevnar 13 and Prevnar 20 were approved based on the establishment of non-inferiority of serotype-specific OPA responses relative to Pneumovax 23 and Prevnar 13 respectively; however, there can be no assurance that this streamlined non-inferiority approach will be sufficient for regulatory approval or that regulators will not require field efficacy trials. Furthermore, while there have been approvals granted for both pneumococcal conjugate vaccines and meningococcal conjugate vaccines based on surrogate immune endpoints rather than field efficacy studies, we will not be able to confirm this approach’s applicability for our vaccines until we complete our Phase 2 clinical development program. Additionally, novel aspects of our vaccine candidates and manufacturing processes may create further challenges in obtaining regulatory approval. The regulatory approval process for our novel vaccine candidates can be more complex and consequently more expensive and take longer than for other, better known or extensively studied pharmaceutical or other vaccine candidates. More generally, approvals by any regulatory agency may not be indicative of what any other regulatory agency may require for approval or what such regulatory agencies may require for approval in connection with new vaccine candidates. Moreover, our vaccine candidates may not perform successfully in clinical trials.

Our vaccine candidates are in early stages of development and may fail in development or suffer delays that materially and adversely affect their commercial viability. If we are unable to complete development of or commercialize our vaccine candidates or experience significant delays in doing so, our business would be materially harmed.

Vaccine development generally takes many years. In particular, our most advanced vaccine candidate, VAX-24, showed positive results in a preclinical proof-of-concept study in 2017. On January 6, 2022, we announced that the FDA had cleared our investigational new drug, or IND, application for VAX-24 in adults. On February 23, 2022, we announced the initiation of our Phase 1/2 clinical proof-of-concept study in adults ages 18 to 64. We expect to announce Phase 1/2 topline immunogenicity, safety and tolerability results from this study by the end of 2022. Pending the successful completion of the Phase 1 portion of this study, we expect to begin enrollment in a separate Phase 2 study in healthy adults aged 65 and older and to announce topline safety, tolerability and immunogenicity results from this study in the first half of 2023. Subject to a pre-IND meeting with the FDA and the successful topline results of the initial Phase 1/2 proof-of-concept study in adults ages 18 to 64, we anticipate submitting a pediatric IND application to the FDA for VAX-24 in the first half of 2023. Our other vaccine candidates are in earlier stages of discovery and preclinical development and may never advance to clinical-stage development. Our ability to achieve and sustain profitability depends on obtaining regulatory approvals for and successfully commercializing our vaccine candidates, either alone or with third parties, and we cannot guarantee that we will ever obtain regulatory approval for any of our vaccine candidates. We have limited experience in conducting and managing the clinical trials necessary to obtain regulatory approvals, including approval by the FDA. Before obtaining regulatory approval for the commercial distribution of our vaccine candidates, we must conduct extensive preclinical studies and clinical trials to demonstrate the safety and efficacy of our vaccine candidates.

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

Our business and future success depends on our ability to obtain regulatory approval of, and then successfully commercialize, our most advanced vaccine candidate, VAX-24. VAX-24 is in the early stages of development, and to date has only completed preclinical proof-of-concept studies as compared to Prevnar 13 and polysaccharide/alum in rabbits. Although VAX-24 has produced successful results in animal studies, it may not demonstrate the same properties in humans and may interact with human biological systems in unforeseen, ineffective or harmful ways. VAX-24 will require additional clinical and non-clinical development, regulatory review and approval in multiple jurisdictions, substantial investment, access to sufficient clinical and commercial manufacturing capacity and significant marketing efforts before we can generate any revenue from product sales. We cannot provide any assurance that we will be able to successfully advance VAX-24 through the development process.

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

New pediatric vaccines that receive an ACIP preferred recommendation are almost universally adopted, and adult vaccines that receive a preferred recommendation are widely adopted. For example, in 2014, the ACIP voted to recommend Prevnar 13 for routine use to help protect adults aged 65 years and older against pneumococcal disease, which caused Prevnar 13 to become the standard of care along with continued use of Pneumovax 23. ACIP can also modify its preferred recommendation. For instance, in June 2019, the ACIP voted to revise the pneumococcal vaccination guidelines and recommend Prevnar 13 for adults 65 and older based on the shared clinical decision making of the provider and patient, rather than a preferred use recommendation, which means the decision to vaccinate should be made at the individual level between health care providers and their patients. In

October 2021, the ACIP voted to recommend the use of either Pfizer’s Prevnar 20, or PCV20, or Merck’s Vaxneuvance, or PCV15, with Pneumovax 23 for routine use in adults aged 65 years and older as well as for those between the ages of 19 and 64 years with certain underlying medical conditions or other risk factors.

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

Our timing of submitting IND applications for our product candidates is dependent on preclinical and manufacturing success, and if we experience additional delays, we may fail to meet our anticipated timelines. In addition, we cannot be sure that submission of an IND application or IND application amendment will result in the FDA allowing testing and clinical trials to begin, or that, once begun, issues will not arise that suspend or terminate such clinical trials. Additionally, even if such regulatory authorities agree with the design and implementation of the clinical trials set forth in an IND or clinical trial application, we cannot guarantee that such regulatory authorities will not change their requirements in the future.

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

We may use third-party service providers and subprocessors to help us operate our business and engage in processing on our behalf. We may also share Sensitive Information with our partners or other third parties in connection with our business. Our ability to monitor these third parties’ cybersecurity practices is limited, and these third parties may not have adequate information security measures in place.

Cyberattacks, malicious internet-based activity and online and offline fraud are prevalent and continue to increase. In addition to traditional computer “hackers”; threat actors; software bugs; malicious code (such as viruses and worms); employee error, theft or misuse; denial-of-service attacks (such as credential stuffing); advanced persistent threat intrusions; natural disasters; terrorism; war; telecommunication and electrical failures; and ransomware attacks, sophisticated nation-state and nation-state supported actors are threats to our information technology assets and data. Ransomware attacks, including those perpetrated by organized criminal threat actors, nation-states, and nation-state-supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, loss of data and income, reputational harm and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. We may also be the subject of server malfunction, software or hardware failures, supply-chain cyberattacks, loss of data or other computer assets and other similar issues. Additionally, the increased usage of computers operated on home networks due to the shelter-in-place or similar restrictions related to the COVID-19 pandemic may make our systems more susceptible to security breaches. Any of the previously identified or similar threats could cause a security incident or other interruption. A security incident or other interruption could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to data and could disrupt our ability (and that of third parties upon whom we rely) to provide our products or operate our business.

While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We may be unable in the future to detect vulnerabilities in our information technology systems because such threats and techniques change frequently, are often sophisticated in nature and may not be detected until after a security incident has occurred. Despite our efforts to identify and remediate vulnerabilities, if any, in our information technology systems, our efforts may not be successful. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities.

We may be required to expend significant resources, fundamentally change our business activities and practices, or modify our operations, including our clinical trial activities, or information technology in an effort to protect against security breaches and to mitigate, detect and remediate actual or potential vulnerabilities. While we have not experienced any such material system failure or security breach to date, if we (or a third party upon whom we rely) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences, including interruptions in our operations, which could result in a material disruption of our development programs and our business operations. For example, the loss of clinical trial data from future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development and commercialization of our vaccine candidates could be delayed. Furthermore, consequences from an actual or perceived security breach may include: government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing data (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; interruptions in our operations (including availability of data); financial loss; and other similar harms. Security incidents and attendant consequences may cause customers to stop using our platform/products/services, deter new customers from using our products, and negatively impact our ability to grow and operate our business.

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

Health epidemics could adversely impact our business, including in regions where we have concentrations of potential clinical trial sites or other business operations, and cause significant disruption in the operations of our contract manufacturer and other third parties upon whom we rely. For example, the COVID-19 pandemic has presented a substantial public health and economic challenge around the world and is affecting employees, patients, communities and business operations, as well as the U.S. economy and financial markets. Our headquarters is located in the San Francisco Bay Area, and our contract manufacturer, Lonza, is located in Switzerland. Many geographic regions have imposed, or in the future may impose, “shelter-in-place” orders, quarantines or similar orders or restrictions to control the spread of COVID-19. At present, we have implemented work-from-home policies for all of our non-lab employees. We recently began to allow non-lab-based employees who have been fully vaccinated to return to the office on a voluntary and limited basis. The effects of these orders and our work-from-home policies may negatively impact productivity, disrupt our business and delay our clinical programs and timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. In connection with these measures, we may be subject to claims based upon, arising out of or related to COVID-19 and our actions and responses thereto, including any determinations that we may make to continue to operate or to re-open our facilities where permitted by applicable law. These and similar, and perhaps more severe, disruptions in our operations could negatively impact our business, financial condition, results of operations and growth prospects.

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

We have incurred substantial losses since inception and do not expect to become profitable in the near future, if ever. As of December 31, 2021, we had federal and state NOL carryforwards of $296.7 million and $262.7 million, respectively. The federal and state loss carryforwards, except the federal loss carryforward arising in tax years beginning after December 31, 2017, begin to expire in 2034 unless previously utilized. Federal NOLs arising in tax years beginning after December 31, 2017 have an indefinite carryforward period and do not expire. As of December 31, 2021, we also had federal and state research credit carryforwards of $2.2 million and $1.6 million, respectively. The federal research and development tax credit carryforwards expire beginning in 2039 unless previously utilized, and the state research and development tax credits can be carried forward indefinitely. In general, under Sections 382 and 383 of the U.S. Internal Revenue Code of 1986, as amended, a corporation that undergoes an “ownership change” (generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a rolling three-year period) is subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income. We have experienced ownership changes in the past. As a result of the ownership changes, we have determined that approximately less than $0.1 million of our federal research credits will expire unutilized, and such amounts are excluded from our research carryforwards as of December 31, 2021. We do not expect any ownership changes during the year ended December 31, 2021 to result in a limitation that would materially reduce the total amount of net operating loss carryforwards and credits that can be utilized. Subsequent ownership changes may affect the limitation in future years. As a result, if, and to the extent that we earn net taxable income, our ability to use our pre-change NOLs to offset such taxable income may be subject to limitations.

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
•
the U.S. Physician Payments Sunshine Act and its implementing regulations, which require certain manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare & Medicaid Services, or CMS, information related to certain payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other healthcare professionals (such as physician assistants and nurse practitioners), and teaching hospitals, as well as information regarding ownership and investment interests held by the physicians described above and their immediate family members;
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
•
similar healthcare laws and regulations in the EU and other jurisdictions, including reporting requirements detailing interactions with and payments to healthcare providers; and
•
laws governing the privacy and security of certain protected information, such as the European Union’s General Data Protection Regulation, or GDPR, and the California Consumer Privacy Act, or CCPA, which impose obligations and restrictions on the collection, use and disclosure of personal data (including health data) relating to individuals located in the European Economic Area, or EEA, and California, respectively.

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

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers of 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013 and, due to subsequent legislative amendments to the statute, including the BBA and the Infrastructure Investment and Jobs Act, will remain in effect through 2031 unless additional Congressional action is taken. COVID-19 pandemic relief support legislation suspended the 2% Medicare sequester from May 1, 2020 through March 31, 2022. Under the current legislation, the actual reduction in

Medicare payments will vary from 1% in 2022 to up to 3% in the final fiscal year of this sequester. The American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several types of providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. In addition, Congress is considering additional healthcare reform measures as a part of the budget reconciliation process.

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

Further, in the United States there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug and biological product pricing, reduce the cost of prescription drugs and biological products under government payor programs and review the relationship between pricing and manufacturer patient programs. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that attempt to implement several of the administration’s proposals The FDA concurrently released a final rule and guidance in September 2020 providing pathways for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, the Department of Health and Human Services, or HHS, finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed until January 1, 2023. On November 20, 2020, CMS issued an interim final rule implementing President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. As a result of litigation challenging the Most Favored Nation model, on December 27, 2021, CMS published a final rule that rescinded the Most Favored Nation Model interim final rule. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. No legislation or administrative actions have been finalized to implement these principles. It is unclear whether these or similar policy initiatives will be implemented in the future. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine which drugs, biological products and suppliers will be included in their healthcare programs. Furthermore, there has been increased interest by third-party payors and governmental authorities in reference pricing systems and publication of discounts and list prices.

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

Separately, in response to the global COVID-19 pandemic, the FDA has adopted a risk-based system for the conduct of inspections of manufacturing facilities. Additionally, the FDA is conducting voluntary remote interactive evaluations of certain drug manufacturing facilities and clinical research sites where an in-person inspection would not be prioritized, deemed mission-critical, or where direct inspection is otherwise limited by travel restrictions, but where the FDA determines that remote evaluation would still be appropriate. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

We are subject to increasingly stringent and rapidly changing laws and regulations related to privacy and data security. The restrictions and costs imposed by these requirements, or our actual or perceived failure to comply with them, could harm our reputation, subject us to significant fines and liability, and adversely affect our business.

In the ordinary course of business, we process personal data and other sensitive information, including proprietary and confidential business data, trade secrets, intellectual property, data we collect about trial participants in connection with clinical trials and other sensitive third-party data. We are subject to or affected by numerous evolving federal, state and foreign laws and regulations, as well as policies, contracts, industry standards and other obligations governing the collection, use, disclosure, retention and security of personal data. The global data protection landscape is rapidly evolving, and implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future.

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

We are also subject to a growing body of privacy, data security and data protection laws outside of the United States. For example, the EU GDPR and the UK GDPR impose strict requirements for processing the personal data of individuals located, respectively within the EEA and the United Kingdom. Under the EU GDPR, government regulators may impose temporary or definitive bans on data processing, as well as fines of up to 20 million euros or 4% of annual global revenue, whichever is greater. Further, individuals may initiate litigation related to our processing of their personal data.

In addition, many jurisdictions have enacted data localization laws and cross-border personal data transfer laws. These laws may make it more difficult for us to transfer personal data across jurisdictions, which could impede our business. For example, absent appropriate safeguards or other circumstances, the EU GDPR generally restricts the transfer of personal data to countries outside of the EEA, such as the United States, which the European Commission does not consider to be providing an adequate level of data privacy and security. The European Commission released a set of “Standard Contractual Clauses” that are designed to be a valid mechanism by which entities can transfer personal data out of the EEA to jurisdictions that the European Commission has not found to provide an adequate level of protection. Currently, these Standard Contractual clauses are a valid mechanism to transfer personal data outside of the EEA. The Standard Contractual Clauses, however, require parties that rely upon that legal mechanism to comply with additional obligations, such as conducting transfer impact assessments to determine whether additional security measures are necessary to protect the at-issue personal data. Moreover, due to potential legal challenges, there exists some uncertainty regarding whether the Standard Contractual Clauses will remain a valid mechanism for transfers of personal data out of the EEA. In addition, laws in Switzerland and the UK similarly restrict transfers of personal data outside of those jurisdictions to countries such as the United States that do not provide an adequate level of personal data protection. If we cannot implement a valid compliance mechanism for cross-border privacy and security transfers, we may face increased exposure to regulatory actions, substantial fines, and injunctions against processing or transferring personal data from Europe or elsewhere. The inability to import personal data to the United States could significantly and negatively impact our business operations, including by limiting our ability to conduct clinical trial activities in Europe and elsewhere; limiting our ability to collaborate with parties that are subject to European and other data privacy and security laws; or requiring us to increase our personal data processing capabilities in Europe and/or elsewhere at significant expense. Domestic privacy and data security laws beyond HIPAA and other healthcare privacy laws are also changing rapidly and becoming more complex. For example, the CCPA imposes obligations on businesses to which it applies. These obligations include, but are not limited to, providing specific disclosures in privacy notices and affording California residents certain rights related to their personal data. The CCPA allows for statutory fines for noncompliance (up to $7,500 per violation). In addition, it is anticipated that the California Privacy Rights Act of 2020 (“CPRA”), effective January 1, 2023, will expand the CCPA. For example, the CPRA establishes a new California Privacy Protection Agency to implement and enforce the CCPA (as amended), which could increase the risk of an enforcement action. Other states have enacted data privacy laws. For example, Virginia passed the Consumer Data Protection Act, and Colorado passed the Colorado Privacy Act, both of which differ from the CPRA and become effective in 2023. Furthermore, several states and localities have enacted statutes banning or restricting the collection of biometric information. If we become subject to new data privacy laws, at the state level, the risk of enforcement action against us could increase because we may become subject to additional obligations, and the number of individuals or entities that can initiate actions against us may increase (including individuals, via a private right of action, and state actors).

Our obligations related to data privacy and security are quickly changing in an increasingly stringent fashion, creating some uncertainty as to the effective future legal framework. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or in conflict among jurisdictions.

Preparing for and complying with these obligations requires us to devote significant resources (including, without limitation, financial and time-related resources). These obligations may necessitate changes to our information technologies, systems, and practices and to those of any third parties that process personal data on our behalf. In addition, these obligations may require us to change our business model. Although we endeavor to comply with all applicable data privacy and security obligations, we may at times fail (or be perceived to have failed) to do so. Moreover, despite our efforts, our personnel or third parties upon whom we rely may fail to comply with such obligations, which could negatively impact our business operations and compliance posture. For example, any failure by a third-party processor to comply with applicable law, regulations, or contractual obligations could result in adverse effects, including inability to operate our business and proceedings against us by governmental entities or others. If we fail, or are perceived to have failed, to address or comply with data privacy and security obligations, we could face significant consequences. These consequences may include, but are not limited to, government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class-related claims); additional reporting requirements and/or oversight; bans on processing personal data; orders to destroy or not use personal data; and imprisonment of company officials. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: loss of customers; interruptions or stoppages in our business operations (including clinical trials); interruptions or stoppages of data collection needed to train our algorithms; inability to process personal data or to operate in certain jurisdictions; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or revision or restructuring of our operations.

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

We have licensed certain intellectual property rights related to the XpressCF platform, components of our PCV candidates, and methods of making components of VAX-24 from Sutro Biopharma and University of Georgia Research Foundation, Inc. We also license certain intellectual property rights related to a non-cross-reactive Group A Strep carbohydrate antigen and related methods of production from the Regents of the University of California. If, for any reason, these agreements are terminated or we otherwise lose those rights, it could adversely affect our business. These agreements impose, and any future collaboration agreements or license agreements we enter into are likely to impose, various development, commercialization, funding, milestone, royalty, diligence, sublicensing, insurance, patent prosecution and enforcement or other obligations on us. If we breach any material obligations, or use the intellectual property licensed to us in an unauthorized manner, we may be required to pay damages and the licensor(s) may have the right to terminate the license, which could result in us being unable to develop, manufacture and sell products that are covered by the licensed technology or enable a competitor to gain access to the licensed technology.

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

Our executive officers, directors and principal stockholders own a significant portion of our outstanding common stock. Accordingly, these stockholders have the ability to influence us through this ownership position and significantly affect the outcome of all matters requiring stockholder approval. For example, these stockholders may be able to significantly affect the outcome of elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

As a public company, we are subject to more stringent federal and state law requirements.

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd–Frank Wall Street Reform and Consumer Protection Act, the listing requirements of The Nasdaq Stock Market LLC, or Nasdaq, and other applicable securities rules and regulations. As a public company we will incur significant legal, accounting and other expenses that we did not incur as a private company.

We are also subject to more stringent state law requirements. For example, Senator Bill 826, or SB 826, generally requires public companies with principal executive offices in California to have a minimum number of females on the company’s board of directors. By December 31, 2021, each public company with principal executive offices in California is required to have at least two females on its board of directors if the company has at least five directors, and at least three females on its board of directors if the company has at least six directors. Bill 979, or AB 979, generally requires public companies with principal executive offices in California to include specified numbers of directors from “underrepresented communities.” A director from an “underrepresented community” means a director who self-identifies as Black, African American, Hispanic, Latino, Asian, Pacific Islander, Native American, Native Hawaiian, Alaska Native, gay, lesbian, bisexual, or transgender. By December 31, 2021, each public company with principal executive offices in California is required to have at least one director from an underrepresented community. By December 31, 2022, a public company with more than four but fewer than nine directors will be required to have a minimum of two directors from underrepresented communities, and a public company with nine or more directors will need to have a minimum of three directors from underrepresented communities. Neither SB 826 nor AB 979 provide a transition period for newly listed companies.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the public’s perception that such sales could occur, could have an adverse effect on the market price of our common stock. Moreover, holders of up to an aggregate of 28,610,337 shares of our common stock have the right to require us to register these shares under the Securities Act of 1933, as amended, or the Securities Act, pursuant to an investors’ rights agreement. In addition, for the three months ended December 31, 2021, the average daily trading volume for our common stock on the Nasdaq Global Select Market was 154,410 shares. As a result of the low trading volume of our common stock, the trading of relatively small quantities of shares by our stockholders could disproportionately influence the market price of our common stock in either direction. The price for our shares could, for example, decline significantly in the event that a large number of shares of our common stock are sold on the market without commensurate demand, as compared to an issuer with a higher trading volume that could better absorb those sales without an adverse impact on its stock price.

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

As a public company, we will incur significant legal, accounting, investor relations and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act and rules subsequently implemented by the SEC and Nasdaq have imposed various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Stockholder activism, the current political environment and the current high level of U.S. government intervention and regulatory reform may also lead to substantial new regulations and disclosure obligations, which may in turn lead to additional compliance costs and impact the manner in which we operate our business in ways we do not currently anticipate. Our management and other personnel will need to devote a substantial amount of time to comply with these requirements. Moreover, these requirements will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect that these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance.

If we fail to maintain proper and effective internal control over financial reporting, our ability to produce accurate and timely financial statements could be impaired, investors may lose confidence in our financial reporting and the trading price of our common stock may decline.

Pursuant to Section 404 of the Sarbanes-Oxley Act, we are required to furnish a report by management related to the internal control over financial reporting in our Form 10-K for the year ended December 31, 2021 and we will be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation. To comply with the Sarbanes-Oxley Act, the requirements of being a reporting company under the Exchange Act and any complex accounting rules in the future, we may need to upgrade our information technology systems, implement additional financial and management controls, reporting systems and procedures, and hire additional accounting and finance staff. We are currently in the process of hiring additional accounting and finance staff as we grow our business. If we are unable to hire the additional accounting and finance staff necessary to comply with these requirements, we may need to retain additional outside consultants. If we or, if required, our auditors, are unable to conclude that our internal control over financial reporting is effective, investors may lose confidence in our financial reporting and the trading price of our common stock may decline.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarters is located at 825 Industrial Road, Suite 300, San Carlos, California 94070, where we lease and occupy 77,734 square feet of laboratory and office space. Our lease for our San Carlos headquarters expires on December 31, 2025. We use our corporate headquarters primarily for corporate research, development, regulatory, manufacturing and quality functions. We believe that our existing facilities are adequate to meet our current needs.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information for Our Common Stock

Our common stock commenced trading on the Nasdaq Global Select Market under the symbol “PCVX” on June 12, 2020.

Holders

As of February 23, 2022, there were approximately 21 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

The following stock performance graph compares our cumulative total stock return relative to the cumulative total returns of the Nasdaq Composite Index and the Nasdaq Biotechnology Index for the period from June 12, 2020 (the date our common stock commenced trading on the Nasdaq Global Select Market) through December 31, 2021. The figures below assume an investment of $100 in our common stock at the closing price of $26.15 on June 12, 2020, the date of our IPO, and in each index on the same date and the reinvestment of the full amount of all dividends into shares of common stock; however, no dividends have been declared on our common stock to date. The stockholder returns shown on the graph below are based on historical results and are not indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

Unregistered Sales of Equity Securities

None

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

The net proceeds to us, after deducting underwriting discounts and commissions of $20.1 million and net offering expenses of $3.4 million, were $264.0 million. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates. There has been no material change in the planned use of proceeds from our IPO from those disclosed in the prospectus for our IPO dated as of June 11, 2020 and filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act on June 15, 2020.

Issuers Purchases of Equity Securities

During the quarter ended December 31, 2021, we did not purchase any of our equity securities that are registered under Section 12 of the Exchange Act.

Item 6. [Reserved]

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

Overview

We are a clinical-stage vaccine innovation company engineering high-fidelity vaccines to protect humankind from the consequences of bacterial diseases. We are developing broad-spectrum conjugate and novel protein vaccines to prevent or treat bacterial infectious diseases. We are re-engineering the way highly complex vaccines are made through modern synthetic techniques, including advanced chemistry and the XpressCF cell-free protein synthesis platform, exclusively licensed from Sutro Biopharma, Inc. Unlike conventional cell-based approaches, our system for producing difficult-to-make proteins and antigens is intended to accelerate our ability to efficiently create and deliver high-fidelity vaccines with enhanced immunological benefits. Our pipeline includes pneumococcal conjugate vaccine, or PCV, candidates that we believe are among the most broad-spectrum PCV candidates currently in development, targeting the approximately $7 billion global pneumococcal vaccine market. Our lead vaccine candidate, VAX-24, is a 24-valent, broad-spectrum investigational PCV being developed for the prevention of invasive pneumococcal disease, or IPD, and pneumonia. On January 6, 2022, we announced that the U.S. Food and Drug Administration, or FDA, cleared our investigational new drug, or IND, application for VAX-24. On February 23, 2022, we announced the initiation of our Phase 1/2 clinical proof-of-concept study in adults aged 18 to 64. We expect to announce topline safety, tolerability and immunogenicity results from this study by the end of 2022. Pending the successful completion of the Phase 1 portion of this study, we expect to begin enrollment in a separate Phase 2 study in healthy adults aged 65 and older and to announce topline safety, tolerability and immunogenicity results from this Phase 2 study in the first half of 2023. We also anticipate submitting our first VAX-24 pediatric IND application to the FDA in the first half of 2023, subject to a pre-IND meeting with the FDA and successful topline results from the VAX-24 Phase 1/2 study in adults aged 18 to 64. Our second PCV candidate, VAX-XP, leverages our scalable and modular platform and builds on the technical proof of concept established by VAX-24 and is designed to expand the breadth of coverage to greater than 30 strains without compromising immunogenicity due to carrier suppression. In addition to our PCV franchise, we are developing a novel conjugate vaccine candidate for Group A Strep and a novel protein vaccine candidate targeting the keystone pathogen responsible for periodontitis.

Since January 1, 2021, key developments affecting our business include the following:

•
Completed the Manufacture of VAX-24 Drug Product: In the fourth quarter of 2021, we completed all steps in the manufacturing process, including formulation, fill and finish, along with the testing and release, for the VAX-24 drug product. This achievement led to the submission of the VAX-24 IND application to the FDA before the end of 2021.
•
Dosed First Participants in VAX-24 Phase 1/2 Clinical Study: Following the early January 2022 clearance of the VAX-24 IND application, we initiated the Phase 1/2 clinical study of VAX-24, a 24-valent PCV candidate designed to prevent IPD and pneumonia in adults. The VAX-24 clinical proof-of-concept study is a randomized, observer-blind, dose-finding, controlled study designed to evaluate the safety, tolerability and immunogenicity of VAX-24 in healthy adults. The Phase 1 portion of the study will evaluate the safety and tolerability of a single injection of VAX-24 at three dose levels and compared to Prevnar 20 in approximately 64 healthy adults 18 to 49 years of age. The Phase 2 portion will evaluate the safety, tolerability and immunogenicity of a single injection of VAX-24 at three dose levels and compared to Prevnar 20 in approximately 800 healthy adults 50 to 64 years of age. The prespecified immunogenicity endpoints of the Phase 2 portion of the study include an assessment of the induction of antibody responses, using immunoglobulin G (IgG) and opsonophagocytic activity (OPA), at each of the VAX-24 doses and compared to Prevnar 20 and, for the additional four serotypes contained in VAX-24 and Pneumovax 23 but not in Prevnar 20, the four-fold rise in antibody titers.
•
Completed Successful $115 Million Follow-On Financing: In the first quarter of 2022, we completed an underwritten public offering of 3,250,000 shares of our common stock, which included the full exercise of the underwriters’ option to purchase additional shares, and pre-funded warrants to purchase 2,500,000 shares of common stock. The shares of common stock were sold at a public offering price of $20.00 per share, and the pre-funded warrants were sold at a public offering price of $19.999 per underlying share. The aggregate gross proceeds to us from the offering were $115.0 million, before deducting underwriting discounts and commissions and other estimated offering expenses payable by us, and excluding the exercise of any pre-funded warrants.
•
Advanced and Presented Preclinical Data for VAX-XP Program: We have continued to advance VAX-XP, our PCV candidate with an expanded breadth of coverage of greater than 30 strains. During IDWeek 2021, we presented findings from a preclinical study that evaluated the immunogenicity of VAX-XP, which showed VAX-XP exhibited conjugate-like immune responses for all 31 serotypes, as demonstrated by IgG immune responses 14 days after both an initial and booster dose that were superior to polysaccharide-based vaccines and comparable to Prevnar 13. Additionally, all serotypes in VAX-XP elicited a T-cell dependent immune response as demonstrated by the increase in IgG titers post-boost.
•
Initiated VAX-A1 IND-Enabling Activities. We continue to advance development of VAX-A1, a novel conjugate vaccine designed to prevent infections caused by Group A Streptococcus, or Strep, bacteria. Following the nomination of our final VAX-A1 vaccine candidate in the first quarter of 2021, we initiated IND-enabling studies in the second half of 2021.
•
Strengthened Leadership Team and Board of Directors with Key Appointments: During 2021, we added several key leaders to our executive team and Board of Directors. In October, Harp Dhaliwal joined as Senior Vice President of Commercial Manufacturing and Supply Chain, and we appointed Dr. Carlos Paya, who serves as the Board Chair, and Dr. Michael Kamarck to our board of directors. This followed the September 2021 board appointments of Annie Drapeau and Teri Loxam. These accomplished industry leaders have deep experience across the biopharmaceutical and vaccine industries and will provide additional skills and expertise as we advance and scale our business.

Since our inception in November 2013, we have devoted substantially all of our resources to performing research and development, undertaking preclinical studies and enabling manufacturing activities in support of our product development efforts, acquiring and developing our technology and vaccine candidates, organizing and staffing our company, performing business planning, establishing our intellectual property portfolio and raising capital to support and expand such activities. We do not have any products approved for sale and have not generated any revenue from product sales. To date, we have financed our operations primarily with proceeds from the sales of our redeemable convertible preferred stock, common stock and pre-funded warrants to purchase common stock. We will continue to require additional capital to develop our vaccine candidates and fund operations for the foreseeable future. Accordingly, until such time as we can generate significant revenue from sales of our vaccine candidates, if ever, we expect to finance our cash needs through public or private equity or debt financings, third-party (including government) funding and marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches.

We have incurred net losses in each year since inception and expect to continue to incur net losses in the foreseeable future. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending in large part on the timing of our preclinical studies, clinical trials and manufacturing activities, and our expenditures on other research and development activities. Our net losses were $100.1 million and $89.2 million for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, we had an accumulated deficit of $298.6 million and cash, cash equivalents and investments of $273.1. million, We believe our cash, cash equivalents and investments will be sufficient to fund our operating expenses and capital expenditure requirements through at least the next 12 months from the filing date of this Annual Report on Form 10-K.

We do not expect to generate any revenue from commercial product sales unless and until we successfully complete development and obtain regulatory approval for one or more of our vaccine candidates, which we expect will take a number of years. We expect our expenses will increase substantially in connection with our ongoing activities, as we:

•
advance our vaccine candidates through preclinical studies and clinical trials;
•
require the scale-up of our manufacturing capabilities;
•
require the manufacture of supplies for our preclinical studies and clinical trials, in particular our PCV candidates, VAX-24 and VAX-XP;
•
pursue regulatory approval of our vaccine candidates;
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

For additional details regarding our relationship with Sutro Biopharma, see Note 14, “Related Party Transactions,” to our financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

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

In October 2018, we entered into a second development and manufacturing services agreement with Lonza, or the Lonza 2018 DMSA, and together with the Lonza DMSA, or the Lonza Agreements, pursuant to which Lonza is obligated to perform services including manufacturing process development and the manufacture and supply of VAX-24 finished drug product.

Under the Lonza Agreements, we will pay Lonza agreed upon fees for Lonza’s performance of manufacturing services, and we will reimburse Lonza for its out-of-pocket costs associated with purchasing raw materials, plus a customary handling fee. Each Lonza Agreement is managed by a steering committee and any dispute at the steering committee will be resolved by senior executives of the parties.

For additional details regarding our relationship with Lonza, see Note 6, “Commitments and Contingencies,” to our financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Impact of COVID-19

We are continuing to closely monitor the impact of the global COVID-19 pandemic on our business and are taking proactive efforts designed to protect the health and safety of our employees and to maintain business continuity. We believe that the measures we have implemented and continue to implement are appropriate, and we will continue to monitor and seek to comply with guidance from governmental authorities and adjust our activities as appropriate. Based on guidance issued by federal, state and local authorities, we transitioned to a remote work model for our non-lab based employees in March 2020, while maintaining essential in-person laboratory functions in order to advance key research and development initiatives, supported by the implementation of updated onsite safety procedures, including routine testing of employees. In 2021, we began to allow non-lab employees who have been fully vaccinated to return to the office on a voluntary and limited basis. In addition, we have recently implemented requirements for employees to obtain COVID-19 booster shots.

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

We expect our research and development expenses to increase substantially in absolute dollars for the foreseeable future as we advance our vaccine candidates into and through preclinical studies and clinical trials, scale up our manufacturing operations, pursue regulatory approval of our vaccine candidates and expand our pipeline of vaccine candidates. The process of conducting the necessary preclinical and clinical research and developing the necessary manufacturing capabilities to obtain regulatory approval is costly and time-consuming. The actual probability of success for our vaccine candidates may be affected by a variety of factors, including the safety and efficacy of our vaccine candidates, early clinical data, investment in our clinical programs, competition, manufacturing capability and commercial viability. We may never succeed in achieving regulatory approval for any of our vaccine candidates. As a result of the uncertainties discussed above, we are unable to determine the duration and completion costs of our research and development projects or if, when and to what extent we will generate revenue from the commercialization and sale of our vaccine candidates.

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

Other Income (Expense), Net

Other income (expense), net includes interest expense incurred on our capital leases for lab equipment, interest income earned from our cash and cash equivalents, grant income, foreign currency transaction gains (losses) related to our Swiss Franc cash and liability balances and changes in the fair value of our redeemable convertible preferred stock tranche liability (see Note 2, “Basis of Presentation and Summary of Significant Accounting Policies,” Note 3, “Fair Value Measurements and Fair Value of Financial Instruments,” and Note 7, “Redeemable Convertible Preferred Stock,” to our financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for more detail).

Grant Income

In July 2019, we received a cost-reimbursement research award from Combating Antibiotic Resistant Bacteria Biopharmaceutical Accelerator, or CARB-X, a public-private partnership funded under a Cooperative Agreement from Assistant Secretary for Preparedness and Response/Biomedical Advanced Research and Development Authority and by awards from Wellcome Trust, Germany’s Federal Ministry of Education and Research, the United Kingdom Global Antimicrobial Resistance Innovation Fund and the Bill & Melinda Gates Foundation. In connection with this funding, we entered into a cost-reimbursement sub-award agreement with the Trustees of Boston University, the administrator of the program, or the CARB-X agreement. CARB-X awarded us up to $1.6 million in initial funding to advance the development of a universal vaccine to prevent infections caused by Group A Strep Bacteria. In July 2020, the CARB-X agreement was amended with the initial funding amount increased from $1.6 million to $2.7 million. In December 2020, we reached the maximum CARB-X funding limit for this initial funding period, and subsequently submitted our funding proposal to CARB-X for the next period under our agreement. In April 2021, we received approval for the next phase of CARB-X development and executed the cost-reimbursement sub-award agreement with the Trustees of Boston University in August 2021. Pursuant to the CARB-X agreement, the award committed additional funding of $3.2 million for IND-enabling activities and total potential funding of up to $29.7 million (including the current $3.2 million award and the prior $2.7 million award) upon the achievement of future VAX-A1 development milestones. In January 2022, CARB-X revised the parameters for the contribution of CARB-X funding and implemented maximum funding levels for all grant recipients. As a result, our total funding available upon achievement of development milestones through Phase 1 human clinical trials was revised from $29.7 million to $13.9 million (inclusive of the $5.9 million awarded to date). Separately, the National Institute of Health, or NIH, awarded us up to $0.5 million in April 2021 to advance the development of a vaccine against Shigella infection. Grant income pursuant to our award agreements is recognized as we incur and pay qualifying expenses over the periods of the awards. We recognized $1.6 million, $2.5 million and $0.2 million in grant income for funding research and development under these awards during the years ended December 31, 2021, 2020 and 2019, respectively. Grant income is included as a component of Other income (expense), net in the statements of operations.

Results of Operations

Comparison of the Years Ended December 31, 2021 and 2020

The following table summarizes our results of operations for the periods presented:

	Year Ended December 31,		Change
	2021	2020	$	%
Operating expenses:
Research and development	$78,411	$73,564	$4,847	6.6%
General and administrative	25,259	16,017	9,242	57.7%
Total operating expenses	103,670	89,581	14,089	15.7%
Loss from operations	(103,670)	(89,581)	(14,089)	15.7%
Other income (expense), net:
Interest expense	(7)	(7)	—	—
Interest income	344	244	100	41.0%
Grant income	1,585	2,478	(893)	(36.0)%
Realized gain on marketable securities	2	—	2	*
Foreign currency transaction gain (loss)	1,669	(2,351)	4,020	(171.0)%
Total other income (expense), net	3,593	364	3,229	887.1%
Net loss	$(100,077)	$(89,217)	$(10,860)	12.2%

* not meaningful

Operating Expenses

Research and Development Expenses

The following table summarizes our research and development expenses for the periods presented:

	Year Ended December 31,		Change
	2021	2020	$	%
Product and clinical development (1)	$37,215	$51,072	$(13,857)	(27.1)%
Personnel-related	17,476	9,943	7,533	75.8%
Professional and consulting services	4,351	4,184	167	4.0%
Research and development consumables	6,848	2,288	4,560	199.3%
Facility related and other allocated	8,098	2,957	5,141	173.9%
Laboratory supplies and equipment	3,421	2,032	1,389	68.4%
Other (2)	1,002	1,088	(86)	(7.9)%
Total research and development expenses	$78,411	$73,564	$4,847	6.6%

(1)
Includes expenses for third-party manufacturing and outsourced contract services, including preclinical studies and outsourced assays.
(2)
Includes travel-related expenses, other miscellaneous office expenses and warrant expense.

Research and development expenses increased by $4.8 million, or 6.6%, in 2021 compared to 2020. The increase was primarily attributable to increases in (i) personnel-related expenses of $7.5 million related to the increase in the number of employees to support our research and development activities and higher stock-based compensation expense, (ii) facility related and other allocated expenses of $5.1 million resulting from increases in rent and lease expense as well as expenses allocated to research and development, (iii) research and development consumables of $4.6 million related to higher critical raw materials expenses and (iv) laboratory supplies and equipment expenses of $1.4 million mainly related to our VAX-24 and VAX-A1 programs. These increases were partially offset by a decrease of $13.9 million in product and clinical development expenses, which represented the net impact of a decrease in outsourced manufacturing expenses related to our VAX-24 program and an increase in such expenses related to our VAX-XP program.

General and Administrative Expenses

General and administrative expenses increased by $9.2 million, or 57.7%, in 2021 compared to 2020. The increase was mainly due to increases of $7.0 million in personnel-related costs related to higher stock-based compensation expense resulting from an increase in the number of options granted during the year and growth in the number of employees in our general and administrative functions, $1.3 million in professional and consulting services related primarily to compliance activities under the Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act, and technology infrastructure enhancements and $1.1 million in directors and officers insurance expense as a result of operating as a public company.

Other Income (Expense), Net

Other income (expense), net increased by $3.2 million, or 887.1%, in 2021 compared to 2020. The increase was mainly due to an increase of $4.0 million in foreign currency gains resulting from the appreciation of the U.S. Dollar against the Swiss Franc in 2021 compared to 2020, partially offset by a decrease of $0.9 million in grant income for the CARB-X program.

Comparison of the Years Ended December 31, 2020 and 2019

The following table summarizes our results of operations for the periods presented:

	Year Ended December 31,		Change
	2020	2019	$	%
Operating expenses:
Research and development	$73,564	$45,607	$27,957	61.3%
General and administrative	16,017	8,546	7,471	87.4%
Total operating expenses	89,581	54,153	35,428	65.4%
Loss from operations	(89,581)	(54,153)	(35,428)	65.4%
Other income (expense), net:
Interest expense	(7)	(40)	33	(82.5)%
Interest income	244	632	(388)	(61.4)%
Grant income	2,478	237	2,241	*
Foreign currency transaction gain (loss)	(2,351)	(135)	(2,216)	*
Change in fair value of the redeemable convertible preferred stock tranche liability	—	3,185	(3,185)	(100.0)%
Total other income (expense), net	364	3,879	(3,515)	(90.6)%
Net loss	$(89,217)	$(50,274)	$(38,943)	77.5%

* not meaningful

Research and Development Expenses

The following table summarizes our research and development expenses for the periods presented:

	Year Ended December 31,		Change
	2020	2019	$	%
Product and clinical development (1)	$51,072	$27,985	$23,087	82.5%
Personnel-related	9,943	5,947	3,996	67.2%
Professional and consulting services	4,184	4,669	(485)	(10.4)%
Research and development consumables	2,288	2,474	(186)	(7.5)%
Facility related and other allocated	2,957	2,422	535	22.1%
Laboratory supplies and equipment	2,032	1,174	858	73.1%
Other (2)	1,088	936	152	16.2%
Total research and development expenses	$73,564	$45,607	$27,957	61.3%

(1)
Includes expenses for third-party manufacturing and outsourced contract services, including preclinical studies and outsourced assays.
(2)
Includes travel-related expenses, other miscellaneous office expenses and warrant expense.

Research and development expenses increased by $28.0 million, or, 61.3% in 2020 compared to 2019. The increase was primarily attributable to an increase of $23.1 million in product and clinical development expenses mainly related to our lead vaccine candidate, VAX-24, driven by increases of $18.6 million in outsourced manufacturing activities and $4.5 million in outsourced research services due to the ramp-up of the eCRM and polysaccharide GMP campaigns and conjugation and drug product activities in preparation for our anticipated IND application submission in the first quarter of 2022 and Phase 1/2 clinical study initiation thereafter. The increase in personnel-related expenses of $4.0 million was primarily related to the increase in the number of employees to support our expansion in research and development activities and higher stock-based compensation expense resulting from an increase in the number of options granted during the year and an increase in the fair value of our common stock affecting the valuation of new option grants.

General and Administrative Expenses

General and administrative expenses increased by $7.5 million, or, 87.4% in 2020 compared to 2019. The increase was mainly due to increases of $3.9 million in personnel-related costs related to higher stock-based compensation expense resulting from an increase in the number of options granted during the year and an increase in the fair value of our common stock affecting the valuation of new option grants, as well as growth in the number of employees in our general and administrative functions, $1.6 million in professional and consulting services resulting from increased legal expenses and consulting costs, and $1.7 million in other expenses primarily due to an increase in directors and officers insurance expense as a result of being a public company.

Other Income (Expense), Net

Other income (expense), net decreased by $3.5 million, or, 90.6% in 2020 compared to 2019. During 2019, we recognized a $3.2 million gain resulting from a change in the fair value of the redeemable convertible preferred stock tranche liability, which was settled in December 2019, and there was no such gain recognized during 2020. Other income (expense), net also decreased due to an increase in foreign currency losses of $2.2 million resulting from the depreciation of the U.S. Dollar against the Swiss Franc. These decreases were partially offset by an increase of $2.2 million in grant income from the CARB-X program, which commenced in July 2019.

Liquidity and Capital Resources

From inception through December 31, 2021, we have incurred losses and negative cash flows from operations and have funded our operations primarily through the issuance of redeemable convertible preferred stock and common stock totaling approximately $583.9 million in aggregate gross proceeds and $559.1 million net of underwriting discounts, commissions and offering expenses. As of December 31, 2021, we had $69.0 million of cash and cash equivalents, $204.1 million in investments and an accumulated deficit of $298.6 million.

On July 2, 2021, we filed a shelf registration statement on Form S-3ASR, or the Shelf Registration Statement, under which we may, from time to time, sell securities in one or more offerings of our common stock, preferred stock, debt securities or warrants. The Shelf Registration Statement became automatically effective upon the filing of the Form S-3ASR on July 2, 2021.

In July 2021, we entered into an Open Market Sales AgreementSM, or the ATM Sales Agreement, with Jefferies LLC, which provides that, upon the terms and subject to the conditions and limitations set forth in the ATM Sales Agreement, we may elect to issue and sell, from time to time, shares of our common stock having an aggregate offering price of up to $150.0 million through Jefferies acting as our sales agent or principal. Under the ATM Sales Agreement, Jefferies may sell the shares of common stock by any method permitted by law deemed to be an “at-the-market offering” as defined under the Securities Act of 1933, as amended, in block transactions or in privately-negotiated transactions with our consent. Jefferies will use commercially reasonable efforts to sell the shares of common stock subject to the ATM Sales Agreement from time to time, based upon our instructions (including any price, time or size limits or other customary parameters or conditions that we may impose). We will pay Jefferies a commission of up to 3.0% of the gross sales proceeds of any common stock sold through Jefferies under the ATM Sales Agreement; however, we are not obligated to make any sales of common stock. As of December 31, 2021, we have sold 567,045 shares of our common stock under the ATM Sales Agreement at an average price of $25.26 per share for aggregate gross proceeds of $14.3 million ($13.9 million net of commissions and offering expenses).

In January 2022, we completed an underwritten public offering in which we issued 2,500,000 shares of common stock and pre-funded warrants to purchase 2,500,000 shares of our common stock, and received approximately $93.5 million in net proceeds, after deducting underwriting discounts and commissions and other estimated offering expenses payable by us. In February 2022, the underwriters exercised their option to purchase an additional 750,000 shares of common stock, and we received approximately $14.1 million in additional net proceeds after deducting underwriting discounts and commissions.

Future Funding Requirements

Our primary uses of cash are to fund our operations, which consist primarily of research and development expenses related to our programs, general and administrative expenses and capital expenditures. We anticipate that our operating expenses and capital expenditures will increase significantly for the foreseeable future as we continue to advance our current vaccine candidates through research, development and manufacturing, continue our research initiatives to develop new vaccine candidates, scale our laboratory and manufacturing operations and expand our corporate infrastructure, including the costs associated with being a public company. We are subject to all of the risks typically related to the development of new drug candidates, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. We anticipate that we will need substantial additional funding in connection with our continuing operations.

We believe that our existing cash, cash equivalents and investments as of the date of this Annual Report on Form 10-K will be sufficient to fund our operating expenses and capital expenditure requirements through at least 12 months from the filing date of this Annual Report on Form 10-K. However, we will need to raise additional capital prior to commencing pivotal trials for any of our vaccine candidates. Until we can generate sufficient revenue from the commercialization of our vaccine candidates or from collaboration agreements with third parties, if ever, we expect to finance our future cash needs through public or private equity or debt financings, third-party (including government) funding and marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches. The sale of equity, pre-funded warrants or convertible debt securities may result in dilution to our stockholders and, in the case of preferred equity securities or convertible debt, those securities could provide for rights, preferences or privileges senior to those of our common stock. Debt financings may subject us to covenant limitations or restrictions on our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Our ability to raise additional funds may be adversely impacted by deteriorating global economic conditions and the recent disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic. There can be no assurance that we will be successful in acquiring additional funding at levels sufficient to fund our operations or on terms favorable or acceptable to us. If we are unable to obtain adequate financing when needed or on terms favorable or acceptable to us, we may be forced to delay, reduce the scope of or eliminate one or more of our research and development programs.

Our future capital requirements will depend on many factors, including:

•
the timing, scope, progress, results and costs of research and development, testing, screening, manufacturing, preclinical development and clinical studies and clinical trials, including any impacts related to the COVID-19 pandemic;
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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Net cash used in operating activities	$(121,393)	$(46,628)	$(47,145)
Net cash used in investing activities	(212,308)	(1,105)	(1,195)
Net cash provided by financing activities	17,796	374,870	41,567
Effect of exchange rate changes on cash and cash equivalents	(439)	87	(341)
Net (decrease) increase in cash and cash equivalents	$(316,344)	$327,224	$(7,114)

Cash Flows from Operating Activities

Net cash used in operating activities for the year ended December 31, 2021 was $121.4 million, which primarily resulted from a net loss of $100.1 million and a net change in operating assets and liabilities of $37.0 million, partially offset by non-cash charges of $15.7 million. The net change in operating assets and liabilities of $37.0 million was primarily due to decreases in cash flows due to operating lease liabilities of $12.9 million resulting from leasehold improvements costs applied against such liabilities upon the commencement of our San Carlos office lease in December 2021; accounts payable of $12.5 million resulting primarily from the payment of deferred Lonza payables in December 2021; accrued manufacturing expenses of $8.6 million resulting from timing of payments; and prepaid and other current assets of $7.4 million related to a receivable for reimbursement of tenant improvement allowance and prepayments on various contracts, including repairs and maintenance, production of critical raw materials, research and clinical trial preparation. These changes were partially offset by increases in cash flows due to accrued expenses of $4.6 million primarily related to costs associated with the manufacture of extract in connection with our relationship with Sutro Biopharma. Non-cash charges consisted of $10.7 million in stock-based compensation expense, $1.8 million in depreciation and amortization, $1.7 million in amortization of operating lease right-of-use assets and $1.4 million in net amortization of premiums on investments.

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

Cash Flows from Investing Activities

Cash used in investing activities for the year ended December 31, 2021 was $212.3 million, which related primarily to $336.3 million in purchases of investments and $6.6 million in purchases of lab equipment and furniture and fixtures, partially offset by $100.5 million in maturities of investments and $30.1 million in sales of investments.

Cash used in investing activities for the years ended December 31, 2020 and 2019 was $$1.1 million and $1.2 million, respectively, which related primarily to purchases of lab equipment and leasehold improvements.

Cash Flows from Financing Activities

Cash provided by financing activities for the year ended December 31, 2021 was $17.8 million, which primarily consisted of net proceeds from shares issued under our ATM Sales Agreement of $13.9 million, proceeds from exercises of common stock options of $3.0 million and proceeds from shares issued under our employee stock purchase plan of $0.9 million.

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

Contractual Obligations and Commitments

Our material cash requirements include the following contractual and other obligations.

Leases

We have operating lease agreements for our office spaces. As of December 31, 2021, we had lease payment obligations totaling $20.3 million.

Purchase Obligations

We have certain payment obligations under various license agreements. Under these agreements, we are required to make milestone payments upon successful completion and achievement of certain intellectual property, clinical, regulatory and sales milestones. The payment obligations under the license agreements are contingent upon future events such as our achievement of specified development, clinical, regulatory and commercial milestones, and we will be required to make development milestone payments and royalty payments in connection with the sale of products developed under these agreements. As the achievement and timing of these future milestone payments are not probable or estimable, such amounts have not been included in our balance sheets as of December 31, 2021 or December 31, 2020. See Note 14, “Related Party Transactions,” to our financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

We enter into agreements in the normal course of business with vendors for preclinical, clinical and non-clinical studies, manufacturing and supply of our preclinical and clinical materials and for other services and products used for operating purposes. These contracts are generally cancelable following a certain period after written notice, and therefore, we believe that our non-cancelable obligations under these agreements are not material.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued expenses, stock-based compensation and leases. We base our estimates on historical experience, known trends and events and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are described in the notes to our financial statements included elsewhere in this Annual Report on Form 10-K, we believe that the following critical accounting policies are most important to understanding and evaluating our reported financial results:

Accrued Research and Development Expenses

We have entered into various agreements with contract manufacturing organizations, or CMOs, and clinical research organizations, or CROs. As part of the process of preparing our financial statements, we are required to estimate our accrued research and development expenses, including accrued manufacturing expenses, as of each balance sheet date. This process involves reviewing open contracts and purchase orders, communicating with our personnel and third parties to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of the actual cost. We make estimates of our accrued research and development expenses as of each balance sheet date based on facts and circumstances known to us at that time. We periodically confirm the accuracy of our estimates with the service providers and make adjustments, if necessary. The significant estimates in our accrued research and development expenses include the costs incurred for services performed by our vendors in connection with research and development activities for which we have not yet been invoiced.

We accrue for costs related to research and development activities based on our estimates of the services received and efforts expended pursuant to quotes and contracts with vendors, including CMOs, that conduct research, development and manufacturing on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. There may be instances in which payments made to our vendors will exceed the level of services provided and result in a prepayment of the research and development expense. Advance payments for goods and services that will be used in future research and development activities are expensed when the activity has been performed or when the goods have been received. We make significant judgments and estimates in determining accrued research and development liabilities as of each reporting period based on the estimated time period over which services will be performed and the level of effort to be expended. If the actual timing of the performance of services or the level of effort varies from our estimate, we adjust the accrual or prepaid expense accordingly.

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

Stock-based compensation expense related to awards to non-employees is recognized based on the then-current fair value at each measurement date over the associated service period of the award, which is generally the vesting term, using the straight-line method. The fair value of non-employee stock options is estimated using the Black-Scholes valuation model with assumptions generally consistent with those used for employee stock options, with the exception of the expected term, which is the remaining contractual life at each measurement date. Refer to Notes 2 and 10 for more information on assumptions used in estimating stock-based compensation expense.

The Black-Scholes option-pricing model requires the use of subjective assumptions, such as volatility, which determine the fair value of stock-based awards. The assumptions utilized in the Black-Scholes option-pricing model are as follows:

Expected Term

Expected term represents the period that our stock-based awards are expected to be outstanding. The expected term for employee equity instruments is calculated using the simplified method where there is insufficient historical data about exercise patterns and post-vesting employment termination behavior. The simplified method is based on the vesting period and the contractual term for each grant, or for each vesting-tranche for awards with graded vesting. The mid-point between the vesting date and the maximum contractual expiration date is used as the expected term under this method. For awards with multiple vesting-tranches, the time from grant until the mid-points for each of the tranches may be averaged to provide an overall expected term. The expected term for non-employee stock options is the remaining contractual term.

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

Fair Value of Common Stock

For valuations after the completion of our IPO, the fair value of each share of underlying common stock is based on the closing price of our common stock as reported on the Nasdaq Global Select Market on the date of grant.

Leases

We adopted Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842) on January 1, 2021, using the modified retrospective transition approach. There was no cumulative-effect adjustment recorded to retained earnings upon adoption.

Under ASC 842, we assess all arrangements that convey the right to control the use of property, plant and equipment, at inception, to determine if it is, or contains, a lease based on the unique facts and circumstances present in the arrangements. In addition, we determine whether leases meet the classification criteria of a finance or operating lease at the lease commencement date considering: (1) whether the lease transfers ownership of the underlying asset to the lessee at the end of the lease term, (2) whether the lease contains a bargain purchase option, (3) whether the lease term is for a major part of the remaining economic life of the underlying asset, (4) whether the present value of the sum of the lease payments and residual value guaranteed by the lessee equals or exceeds substantially all of the fair value of the underlying asset, and (5) whether the underlying asset is of such a specialized nature that it is expected to have no alternative use to the lessor at the end of the lease term. As of December 31, 2021, our lease population consisted only of operating real estate leases.

Once a lease is identified and its classification determined, we recognize a right-of-use, or ROU, asset and a corresponding lease liability. Lease liabilities are recorded based on the present value of lease payments over the expected least term. The corresponding ROU asset is measured from the initial lease liability, adjusted by (i) accrued or prepaid rents, (ii) remaining unamortized initial direct costs and lease incentives, and (iii) any impairments of the ROU asset.

Significant assumptions utilized in recognizing the right-of-use assets and corresponding lease liabilities included the expected lease term and the incremental borrowing rate. The expected lease term includes both contractual lease periods and, as applicable, extensions of the lease term when we have determined the exercise of the option to extend is reasonably certain to occur. The incremental borrowing rate was utilized to discount lease payments over the expected term given our operating leases do not provide an implicit rate. We estimated the incremental borrowing rate based on an analysis of corporate bond yields with a credit rating similar to us. The determination of our incremental borrowing rate requires management judgment, including development of a synthetic credit rating and cost of debt, as we currently do not carry any debt. We believe that the estimates used in determining the incremental borrowing rate are reasonable based upon current facts and circumstances.

For additional details regarding the impact of adoption and disclosure, see Note 5, “Leases,” to our financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Recently Adopted Accounting Pronouncements

See Note 2, “Basis of Presentation and Summary of Significant Accounting Policies,” to our financial statements for additional information.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Our cash and cash equivalents as of December 31, 2021 and December 31, 2020 consisted of readily available checking and money market funds. As of December 31, 2021, we also invested in U.S. Treasury securities, U.S. government agency securities, corporate debt, commercial paper and asset-backed securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the nature of the instruments in our portfolio, a sudden change in market interest rates would not be expected to have a material impact on our financial condition or results of operations. We believe that our exposure to interest rate risks is not significant and that a hypothetical 10% movement in market interest rates would not have a significant impact on the total value of our portfolio or our interest income. In addition, we do not believe that our cash and cash equivalents have significant risk of default or illiquidity.

Foreign Currency Risk

We are exposed to market risk related to changes in foreign currency exchange rates, mainly relating to our contract with Lonza, our CMO in Switzerland. We have also entered into a limited number of contracts with other parties with payments denominated in foreign currencies. Payments under these contracts are made in foreign currencies and are subject to fluctuations in foreign currency rates. We do not currently have a formal program in place to hedge foreign currency risks. However, from time to time, we buy Swiss Francs, or CHF, which is the majority of our foreign currency exposure, at market and are holding CHF in our bank accounts. As of December 31, 2021 and December 31, 2020, we had approximately $18.8 million and $4.3 million of cash and cash equivalents, respectively, held at one financial institution. As of December 31, 2021 and December 31, 2020, we had foreign currency denominated accounts payable and accrued expenses of $6.9 million and $41.2 million, respectively. To date, foreign currency transaction gains and losses have not been material to our financial statements. The following table shows the impact of a hypothetical 10% increase or decrease in current exchange rates on our net assets as of December 31, 2021 and our net loss for the three months ended December 31, 2021:

	Impact on Net Assets as of December 31, 2021	Impact on Net Loss for Three Months Ended December 31, 2021
	(in thousands)
Hypothetical Change in Currency Exchange Rates
10% increase	$1,186	$963
10% decrease	$(1,186)	$(963)

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

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Vaxcyte, Inc. (the "Company") as of December 31, 2021 and 2020, the related statements of operations and comprehensive loss, redeemable convertible preferred stock and stockholders' equity (deficit), and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 2 to the financial statements, effective January 1, 2021, the Company adopted ASC No. 2016-02, Leases (Topic 842), using the modified retrospective transition approach.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Accrued Manufacturing Expenses — Refer to Notes 2 and 6 to the financial statements

Critical Audit Matter Description

The Company incurs research and development expenses related to the costs of research and development activities, including those performed by Lonza, a contract manufacturing organization under a development and manufacturing services agreement, to provide research and development services related to preclinical vaccine development. At the end of each period, the Company accrues for costs related to manufacturing expenses based on their estimates of the services received for each phase and efforts expended pursuant to quotes and contracts with vendors that conduct research and development on their behalf. This estimation process involves reviewing open contracts and purchase orders, communicating with Company personnel and third parties to identify services that have been performed on their behalf, and estimating the level of service performed and the associated costs incurred for the services for each phase when the Company has not yet been invoiced or otherwise notified of the actual costs. As of December 31, 2021, the Company had $4.4 million of accrued manufacturing expenses.

We identified the Company’s accrued manufacturing expenses as a critical audit matter primarily due to judgments necessary for management to estimate the cost of services provided but not yet invoiced and the significant volume of transactions. The amount of the accrual at period end is based on the terms and conditions per the agreements and is dependent on management’s gathering of information from various sources, including Lonza, regarding the progress of the uninvoiced services at the reporting date. Accordingly, this estimate is subjective as it involves management’s judgment to analyze the various sources of information. This required extensive audit effort due to the volume and nature of available information from various sources, including Lonza, and required a high degree of auditor judgment when performing audit procedures to audit management’s estimates of accrued manufacturing expenses and evaluating the results of those procedures.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the accrued manufacturing expenses included the following, among others:

•
We tested the effectiveness of controls over the Company’s accrued manufacturing expense process, including controls over the estimation of activities completed to date.
•
We met with internal research and development personnel and inspected Board of Directors materials to understand the status of contract manufacturing activities. We then compared this information to the judgment applied in management’s estimate of the recorded expenses and corresponding accrual.
•
We evaluated the completeness of phases used by the Company by comparing to the tracker obtained from Lonza, as Lonza is the most significant contract manufacturer.
•
For a sample of phases, we evaluated the accrued manufacturing expenses by:

o Sending written confirmations directly to the contract manufacturing organization to confirm the total budgeted amount and percentage of completion incurred as of year-end.

o Inspecting the development and manufacturing services agreement and related amendments, change orders, statements of work, and agreeing key provisions of the agreements including timeline, budget, and relevant rates, to the Company’s analysis of estimated expenses incurred to date.

o Obtaining invoices, if available, for each selection to substantiate when the transaction should have been recorded.

o Testing cash disbursements after period end to test the accuracy of the accrual.

/s/ Deloitte & Touche LLP

San Francisco, California

February 28, 2022

We have served as the Company's auditor since 2017.

VAXCYTE, INC.

Balance Sheets

(in thousands, except share and per share data)

	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$68,985	$386,200
Short-term investments	176,985	—
Prepaid expenses and other current assets	10,378	2,804
Total current assets	256,348	389,004
Property and equipment, net	7,954	3,272
Operating lease right-of-use assets	27,958	—
Long-term investments	27,117	—
Restricted cash	871	—
Other assets	4,089	550
Total noncurrent assets	67,989	3,822
Total assets	$324,337	$392,826

Liabilities, Redeemable Convertible Preferred Stock and Stockholders' Equity
Current liabilities:
Accounts payable	$6,758	$29,785
Accrued compensation	3,455	284
Accrued manufacturing expenses	4,440	13,012
Accrued expenses (including related party accrual of $0 and $677 as of December 31, 2021 and December 31, 2020, respectively)	8,787	3,766
Deferred rent — current	—	14
Operating lease liabilities — current	5,276	—
Total current liabilities	28,716	46,861
Deferred rent — long-term	—	10
Operating lease liabilities — long-term	11,507	—
Other liabilities	96	112
Total liabilities	40,319	46,983

Commitments and contingencies (Note 6)
Stockholders' Equity
Preferred stock, $0.001 par value — 10,000,000 authorized at December 31, 2021 and December 31, 2020; no shares issued and outstanding at December 31, 2021 and December 31, 2020	—	—
Common stock, $0.001 par value — 500,000,000 shares authorized at December 31, 2021 and December 31, 2020; 53,031,978 and 51,071,593 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively	56	54
Additional paid-in capital	582,844	544,353
Accumulated other comprehensive loss	(241)	—
Accumulated deficit	(298,641)	(198,564)
Total stockholders' equity	284,018	345,843
Total liabilities, redeemable convertible preferred stock and stockholders' equity	$324,337	$392,826

The accompanying notes are an integral part of these financial statements.

VAXCYTE, INC.

Statements of Operations

(in thousands, except share and per share data)

	Year Ended December 31,
	2021	2020	2019
Operating expenses:
Research and development (including related party expenses of $2,359, $1,331 and $1,137 in 2021, 2020 and 2019, respectively)	$78,411	$73,564	$45,607
General and administrative	25,259	16,017	8,546
Total operating expenses	103,670	89,581	54,153
Loss from operations	(103,670)	(89,581)	(54,153)
Other income (expense), net:
Interest expense	(7)	(7)	(40)
Interest income	344	244	632
Grant income	1,585	2,478	237
Realized gains on marketable securities	2	—	—
Foreign currency transaction gains (losses)	1,669	(2,351)	(135)
Change in fair value of the redeemable convertible preferred stock tranche liability	—	—	3,185
Total other income (expense), net	3,593	364	3,879
Net loss	$(100,077)	$(89,217)	$(50,274)
Net loss per share, basic and diluted	$(1.93)	$(3.02)	$(13.25)
Weighted-average shares outstanding, basic and diluted	51,922,108	29,545,810	3,795,090

The accompanying notes are an integral part of these financial statements.

VAXCYTE, INC.

Statements of Comprehensive Loss

(in thousands, except share and per share data)

	Year Ended December 31,
	2021	2020	2019
Net Loss	$(100,077)	$(89,217)	$(50,274)
Other comprehensive loss:
Unrealized losses on investments	(241)	—	—
Comprehensive Loss	$(100,318)	$(89,217)	$(50,274)

VAXCYTE, INC.

Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share data)

	Series A		Series B		Series C		Series D						Accumulated	Total
	Redeemable Convertible		Redeemable Convertible		Redeemable Convertible		Redeemable Convertible				Additional		Other	Stockholders’
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	(Deficit)
Balance — December 31, 2018	6,225,719	$24,967	6,786,896	$55,151	3,688,740	$37,692	—	$—	3,757,403	$6	$1,339	$(59,073)	$—	$(57,728)
Issuance of Series C redeemable convertible preferred stock, net of issuance costs of $0	—	—	—	—	3,688,740	42,500	—	—	—	—	—	—	—	—
Exercise of stock options	—	—	—	—	—	—	—	—	243,230	1	321	—		322
Issuance of common stock related to early exercised stock options	—	—	—	—	—	—	—	—	59,276	—	—	—	—	—
Vesting of early exercised stock options	—	—	—	—	—	—	—	—	—	—	122	—	—	122
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	1,185	—	—	1,185
Net loss	—	—	—	—	—	—	—	—	—	—	—	(50,274)	—	(50,274)
Balance — December 31, 2019	6,225,719	$24,967	6,786,896	$55,151	7,377,480	$80,192	—	$—	4,059,909	$7	$2,967	$(109,347)	$—	$(106,373)
Issuance of Series D redeemable convertible preferred stock, net of issuance costs of $121	—	—	—	—	—	—	8,220,242	$109,879	—	—	—	—	—	—
Conversion of preferred stock	(6,225,719)	(24,967)	(6,786,896)	(55,151)	(7,377,480)	(80,192)	(8,220,242)	(109,879)	28,610,337	29	270,161		—	270,190
Conversion of common stock warrant	—	—	—	—	—	—	—	—	30,278	—	—	—	—	—
Conversion of preferred stock warrant	—	—	—	—	—	—	—	—	16,591	—	—	—	—	—
Warrant liability write-off	—	—	—	—	—	—	—	—	—	—	629	—	—	629
Issuance of common stock upon initial public offering, net of issuance costs of $3,368	—	—	—	—	—	—	—	—	17,968,750	18	263,989	—	—	264,007
Exercise of stock options	—	—	—	—	—	—	—	—	343,444	—	635	—	—	635
Issuance of common stock related to early exercised stock options	—	—	—	—	—	—	—	—	14,819	—	—	—	—	—
Issuance of common stock under Employee Stock Purchase Plan	—	—	—	—	—	—	—	—	27,465	—	374		—	374
Vesting of early exercised stock options	—	—	—	—	—	—	—	—	—	—	164	—	—	164
Issuance of preferred stock	—	—	—	—	—	—	—	—	—	—		—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	5,434	—	—	5,434
Net loss	—	—	—	—	—	—	—	—	—	—	—	(89,217)	—	(89,217)
Balance — December 31, 2020	—	$—	—	$—	—	$—	—	$—	51,071,593	$54	$544,353	$(198,564)	$—	$345,843
Exercise of stock options	—	—	—	—	—	—	—	—	931,114	—	3,012	—	—	3,012
Issuance of common stock to Lonza Ltd.	—	—	—	—	—	—	—	—	399,680	1	10,000	—	—	10,001
Issuance of common stock in connection with at-the market offering, net of issuance costs of $479	—	—	—	—	—	—	—	—	567,045	1	13,846	—	—	13,847
Issuance of common stock under Employee Stock Purchase Plan	—	—	—	—	—	—	—	—	62,546	—	888	—	—	888
Vesting of early exercised stock options	—	—	—	—	—	—	—	—	—	—	16	—	—	16
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	10,729	—	—	10,729
Unrealized losses on investment	—	—	—	—	—	—	—	—	—	—	—	—	(241)	(241)
Net loss	—	—	—	—	—	—	—	—	—	—	—	(100,077)	—	(100,077)
Balance — December 31, 2021	—	$—	—	$—	—	$—	—	$—	53,031,978	$56	$582,844	$(298,641)	$(241)	$284,018

The accompanying notes are an integral part of these financial statements.

VAXCYTE, INC.

Statements of Cash Flows

(in thousands)

(unaudited)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net loss	$(100,077)	$(89,217)	$(50,274)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,800	1,405	1,232
Stock-based compensation expense	10,729	5,434	1,185
Change in fair value of redeemable convertible preferred stock warrant	—	179	(12)
Change in fair value of redeemable convertible preferred stock tranche liabilities	—	—	(3,185)
Loss on disposal of assets	97	34	1
Asset impairment charges	—	267	—
Amortization of operating lease right-of-use assets	1,657	—	—
Net amortization of premiums on investments	1,406	—	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(7,369)	(58)	(1,070)
Other assets	(3,539)	(75)	120
Operating lease liabilities	(12,856)	—	—
Accounts payable	(12,470)	26,102	868
Accrued compensation	3,170	(130)	(775)
Accrued manufacturing expenses	(8,572)	7,235	3,970
Accrued expenses	4,631	2,207	718
Deferred rent and other long-term liabilities	—	(11)	77
Net cash used in operating activities	(121,393)	(46,628)	(47,145)
Cash flows from investing activities:
Purchases of property and equipment	(6,555)	(1,155)	(1,195)
Purchases of investments	(336,341)	—	—
Maturities of investments	100,500	—	—
Sales of investments	30,062	—	—
Proceeds from sales of property and equipment	26	50	—
Net cash used in investing activities	(212,308)	(1,105)	(1,195)
Cash flows from financing activities:
Payments of capital lease obligations	—	(61)	(278)
Proceeds from initial public offering, net of underwriters' commissions and discounts	—	267,375	—
Payment of issuance costs for initial public offering	—	(3,368)	—
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	—	109,879	42,500
Proceeds from exercise of common stock options	3,012	635	322
Proceeds from issuance of common stock under ATM Sales Program, net of issuance costs	13,896	—	—
Proceeds from issuance of common stock related to early exercised stock options	—	36	120
Proceeds from issuance of common stock under the Employee Stock Purchase Plan	888	374	—
Payments of deferred offering costs	—	—	(1,097)
Net cash provided by financing activities	17,796	374,870	41,567
Effect of exchange rate changes on cash and cash equivalents	(439)	87	(341)
Net (decrease) increase in cash, cash equivalents and restricted cash	(316,344)	327,224	(7,114)
Cash, cash equivalents and restricted cash, beginning of period	386,200	58,976	66,090
Cash, cash equivalents and restricted cash, end of period	$69,856	$386,200	$58,976
Supplemental disclosure of cash flow information:
Cash paid for interest	$7	$7	$40
Supplemental disclosures of non-cash investing and financing activities:
Purchases of property and equipment recorded in accounts payable and accrued expenses	$766	$494	$21
Conversion of convertible preferred stock into common stock	$—	$270,190	$—
Stock issued for payment of accounts payable	$10,001	$—	$—
Deferred offering costs included in accounts payable and accrued expenses	$—	$134	$33

The accompanying notes are an integral part of these unaudited financial statements.

VAXCYTE, INC.

Notes to Financial Statements

1. Company Organization and Nature of Business

Vaxcyte, Inc. (“we,” “us,” “the Company,” or “Vaxcyte”), headquartered in San Carlos, California, was incorporated in the state of Delaware on November 27, 2013 as SutroVax, Inc. and we changed our name to Vaxcyte, Inc. on May 15, 2020. We are a clinical-stage vaccine innovation company engineering high-fidelity vaccines to protect humankind from the consequences of bacterial diseases. We are developing broad-spectrum conjugate and novel protein vaccines to prevent or treat bacterial infectious diseases. We are re-engineering the way highly complex vaccines are made through modern synthetic techniques, including advanced chemistry and the XpressCF cell-free protein synthesis platform, exclusively licensed from Sutro Biopharma, Inc. Unlike conventional cell-based approaches, our system for producing difficult-to-make proteins and antigens is intended to accelerate our ability to efficiently create and deliver high-fidelity vaccines with enhanced immunological benefits. Our pipeline includes pneumococcal conjugate vaccine (“PCV”) candidates that we believe are among the most broad-spectrum PCV candidates currently in development, targeting the approximately $7 billion global pneumococcal vaccine market. Our lead vaccine candidate, VAX-24, is a 24-valent broad-spectrum investigational PCV being developed for the prevention of invasive pneumococcal disease, or IPD, and pneumonia. On January 6, 2022, we announced that the U.S. Food and Drug Administration, or FDA, cleared our investigational new drug, or IND, application for VAX-24 in adults. On February 23, 2022, we announced the initiation of our Phase 1/2 clinical proof-of-concept study in adults 18 to 64 years of age. We expect to announce topline safety, tolerability and immunogenicity results from this study by the end of 2022. Pending the successful completion of the Phase 1 portion of this study, we expect to begin enrollment in a separate Phase 2 study in healthy adults aged 65 and older and to announce topline safety, tolerability and immunogenicity results from this study in the first half of 2023. Subject to a pre-IND meeting with the FDA and the successful topline results of the Phase 1/2 proof-of-concept study in adults 18-64 years of age, we anticipate submitting a pediatric IND application to the FDA for VAX-24 in the first half of 2023. Our second PCV candidate, VAX-XP, leverages our scalable and modular platform and builds on the technical proof of concept established by VAX-24 and is designed to expand the breadth of coverage to greater than 30 strains without compromising immunogenicity due to carrier suppression. In addition to our PCV franchise, our pipeline includes VAX-A1, a novel conjugate vaccine candidate designed to prevent Group A Strep; VAX-PG, a novel protein vaccine candidate targeting the keystone pathogen responsible for periodontitis; and other discovery-stage programs. Our primary activities since incorporation have been to perform research and development, undertake preclinical studies and conduct manufacturing activities in support of our product development efforts; organize and staff the Company; establish our intellectual property portfolio; and raise capital to support and expand such activities.

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

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding annual reporting. Certain changes in presentation were made in these financial statements as of and for the year ended December 31, 2019 to conform to the presentation as of and for the years ended December 31, 2021 and 2020.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities at the date of the financial statements. On an ongoing basis, we evaluate our estimates and assumptions, including those related to stock-based compensation expense, accruals for certain research and development costs, the incremental borrowing rate, the valuation of deferred tax assets and income taxes. Management bases our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from those estimates.

Concentration of Credit Risk and Other Risks and Uncertainties

Financial instruments that potentially subject us to a concentration of credit risk consist primarily of cash and cash equivalents and investments. We invest in money market funds, U.S. Treasury securities, U.S. government agency securities, corporate debt, commercial paper and asset-backed securities. We maintain bank deposits in federally insured financial institutions and these deposits may exceed federally insured limits. We are exposed to credit risk in the event of a default by the financial institutions holding our cash and issuers of investments to the extent recorded on the balance sheets. Our investment policy limits investments to money market funds, certain types of debt securities issued by the U.S. Government and its agencies, corporate debt, commercial paper and asset-backed securities, and places restrictions on the credit ratings, maturities and concentration by type and issuer. We have not experienced any significant losses on our deposits of cash, cash equivalents or investments.

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

Cash, Cash Equivalents and Restricted Cash

We consider all highly liquid investments purchased with original maturities of three months or less from the date of purchase to be cash and cash equivalents. Cash equivalents consist primarily of amounts invested in money market accounts and commercial paper and are stated at their fair values. Restricted cash consists of a standby letter of credit, which was issued in the first quarter of 2021, that serves as collateral for the lease agreement for our new corporate headquarters. Cash, cash equivalents and restricted cash as reported within the statement of cash flows consisted of the following:

	Years Ended December 31,
	2021	2020	2019
	(in thousands)
Cash and cash equivalents	$68,985	$386,200	$58,976
Restricted cash	871	—	—
Cash, cash equivalents and restricted cash	$69,856	$386,200	$58,976

Investments

Our investments have been classified and accounted for as available-for-sale securities. Our investments consist of U.S. Treasury securities, U.S. government agency securities, corporate debt, commercial paper and asset-backed securities. These securities are recorded on the balance sheets at fair value. Unrealized gains and losses on these securities are included as a separate component of accumulated other comprehensive loss. The cost of investment securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in other income (expense), net. Realized gains and losses and declines in fair value judged to be other-than-temporary, if any, are also included in other income (expense), net. We evaluate securities for other-than-temporary impairment at the balance sheet date. Declines in fair value determined to be other-than-temporary are included in other income (expense), net. We classify our investments as short or long term primarily based on the remaining contractual maturity of the securities.

Deferred Offering Costs

Deferred offering costs consist of fees and expenses incurred in connection with the sale of our common stock in equity transactions, including legal, accounting, printing and other issuance-related costs. Prior to the completion of equity transactions, deferred offering costs are included in Other assets on the balance sheet. In connection with and as of the closing of equity transactions, these costs are reclassified to Additional paid-in capital, representing a reduction to the gross proceeds. As of December 31, 2020, $3.4 million of IPO-related costs were included in the Additional paid-in capital line item on the balance sheet. As of December 31, 2021 and 2020, $0.5 million and $0.1 million of deferred offering costs, respectively, were included in Other assets on the balance sheet.

Property and Equipment, Net

Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally three to five years. Leasehold improvements are amortized over the shorter of the expected life or lease term. Repairs and maintenance expenditures, which are not considered improvements and do not extend the useful life of property and equipment, are expensed as incurred. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation and amortization are removed from the balance sheet and the resulting gain or loss is reflected in the statements of operations in the period realized.

Leases

Under Financial Accounting Standards Board (FASB) Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842) and its associated amendments (“ASC 842”), we determine if an arrangement is a lease at inception. In addition, we determine whether a lease meets the classification criteria of a finance or operating lease at the lease commencement date considering whether: (i) the lease transfers ownership of the underlying asset to the lessee at the end of the lease term; (ii) the lease grants the lessee an option to purchase the underlying asset that the lessee is reasonably certain to exercise; (iii) the lease term is for a major part of the remaining economic life of the underlying asset; (iv) the present value of the sum of the lease payments and residual value guaranteed by the lessee equals or exceeds substantially all of the fair value of the underlying asset; and (v) the underlying asset is such a specialized nature that it is expected to have no alternative use to the lessor at the end of the lease term. As of December 31, 2021, our lease population consisted of real estate operating leases. As of December 31, 2021, we did not have any finance leases.

Operating leases are included in Operating lease right-of-use (ROU) assets, Operating lease liabilities — current and Operating lease liabilities — long term in our balance sheet. ROU assets represent our right to use the underlying assets for the lease term and lease liabilities represent our obligation to make lease payments arising from the leases. Operating lease ROU assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. In determining the present value of lease payments, if the rate implicit in the lease is not readily determinable, we use our incremental borrowing rate based on the information available at the lease commencement date. We determine the incremental borrowing rate based on an analysis of corporate bond yields with a credit rating similar to us. The determination of our incremental borrowing rate requires management judgment, including development of a synthetic credit rating and cost of debt, as we currently do not carry any debt. We believe that the estimates used in determining the incremental borrowing rate are reasonable based upon current facts and circumstances. Applying different judgment to the same facts and circumstances could yield a different incremental borrowing rate. The operating lease ROU assets also include adjustments for prepayments and accrued lease payments and exclude lease incentives. ROU assets and lease liabilities may include options to extend or terminate leases if it is reasonably certain that we will exercise such options. Lease payments which are fixed and determinable are amortized as rent and lease expense on a straight-line basis over the expected lease term. Variable lease costs, which are dependent on usage, a rate or index, including common area maintenance charges, are expensed as incurred. Lease agreements that include lease and non-lease components are accounted for as a single lease component. Lease agreements with non-cancelable terms of less than 12 months are not recorded on our balance sheets.

Impairment of Long-Lived Assets

We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparing the carrying amount to the future undiscounted net cash flows which the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the projected discounted future net cash flows generated by the assets. There were $0, $0.3 million, and $0 of impairments of long-lived assets during the years ended December 31, 2021, 2020 and 2019, respectively.

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

Research and Development

Research and development costs are expensed as incurred. Research and development costs include salaries, stock-based compensation and benefits for employees performing research and development activities, an allocation of facility and overhead expenses, expenses incurred under agreements with consultants, CMOs, contract research organizations (“CROs”) and investigative sites that conduct preclinical studies, other supplies and costs associated with product development efforts, preclinical activities and regulatory operations.

Accrued Research and Development

We have entered into various agreements with CROs and CMOs. Our research and development accruals, which include accrued manufacturing expenses, are estimated based on the level of services performed, progress of the studies, including the phase or completion of events, and contracted costs. The estimated costs of research and development services provided, but not yet invoiced, are included in accrued expenses on the balance sheet. If the actual timing of the performance of services or the level of effort varies from the original estimates, we will adjust the accrual accordingly. Payments made to CROs or CMOs under these arrangements in advance of the performance of the related services are recorded as prepaid expenses and other current assets until the services are rendered. To date, there have been no material differences between our estimates of such expenses and the amounts actually incurred.

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

In evaluating the ability to recover our deferred income tax assets, we consider all available positive and negative evidence, including our operating results, ongoing tax planning and forecasts of future taxable income on a jurisdiction-by-jurisdiction basis. In the event we determine that we would be able to realize our deferred income tax assets in the future in excess of their net recorded amount, we would make an adjustment to the valuation allowance that would reduce the provision for income taxes. Conversely, in the event that all or part of the net deferred tax assets are determined not to be realizable in the future, an adjustment to the valuation allowance would be charged to earnings in the period when such determination is made. As of December 31, 2021 and 2020, we have recorded a full valuation allowance on our deferred tax assets.

Tax benefits related to uncertain tax positions are recognized when it is more likely than not that a tax position will be sustained during an audit. Interest and penalties related to unrecognized tax benefits are included within the provision for income tax.

Stock-Based Compensation Expense

For options granted to employees, non-employees, and directors, stock-based compensation is measured at grant date based on the fair value of the award. We determine the grant-date fair value of the options using the Black-Scholes option-pricing model. The grant-date fair value of awards is amortized over the employees’ requisite service period or the non-employees’ vesting period as the services are rendered. Forfeitures are accounted for as they occur. Additionally, our 2020 Employee Stock Purchase Plan is deemed to be a compensatory plan and is therefore included in stock-based compensation expense.

Comprehensive Loss

Comprehensive loss includes net loss and other comprehensive loss for the period. Other comprehensive loss consists of unrealized loss on investments.

Foreign Currency Transactions

Transactions denominated in foreign currencies are initially measured in U.S. dollars using the exchange rate on the date of the transaction. Foreign currency denominated monetary assets and liabilities are subsequently re-measured at the end of each reporting period using the exchange rate at that date, with the corresponding foreign currency transaction gain or loss recorded in the statements of operations and statements of cash flows. Nonmonetary assets and liabilities are not subsequently re-measured.

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

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 was subsequently amended by ASU 2018-01, ASU 2018-10, ASU 2018-11, ASU 2018-20, ASU 2019-01, ASU 2019-10 and ASU 2020-05, which the FASB issued in January 2018, July 2018, July 2018, December 2018, March 2019, November 2019 and June 2020, respectively (collectively, “ASC 842”). ASC 842 requires lessees to recognize leases on the balance sheet and disclose key information about leasing arrangements. The new standard establishes a ROU model that requires a lessee to recognize a ROU asset and a lease liability on the balance sheet for all leases with a term longer than 12 months. Under ASC 842, leases are classified as either finance leases or operating leases, with classification affecting the pattern and classification of expense recognition in the income statement.

We early adopted the new standard effective January 1, 2021 using the modified retrospective transition approach. Upon adoption on January 1, 2021, we recognized ROU assets and lease liabilities totaling $0.9 million and $0.9 million, respectively, to reflect the present value of remaining lease payments under existing lease arrangements. The difference between the leased assets and lease liabilities represents the existing deferred rent liabilities balance resulting from historical straight-lining of operating leases for our facilities, which was reclassified upon adoption to reduce the measurement of the leased assets. The balance of our deferred rent liabilities, which was reclassified to reduce the ROU assets upon adoption, was immaterial. We applied the modified retrospective transition approach and did not recast prior periods. Although we applied this approach, we did not have a cumulative effect adjustment to the opening balance of our retained deficit upon adoption. As permitted by the standard, we elected the transition practical expedient package, which among other things, allowed the carryforward of historical lease classifications. For additional details regarding the impact of adoption and disclosure, see Note 5, “Leases," to our financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

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

Recently Issued Accounting Pronouncements—Not Yet Adopted

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

In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832): Disclosure by Business Entities about Government Assistance, which requires disclosures about transactions with a government entity that are accounted for by applying a grant or contribution accounting model by analogy to other accounting guidance, such as a grant model within International Accounting Standard 20, Accounting for Government Grants and Disclosure of Government Assistance, or Subtopic 958-605, Not-For-Profit Entities - Revenue Recognition. The required disclosures include (i) the nature of the transactions and the related accounting policy used to account for the transactions, (ii) the financial statement line items that are affected by the transactions and (iii) the significant terms and conditions of the transactions, including commitments and contingencies. This standard is effective for annual periods beginning after December 15, 2021, with early adoption and retrospective or prospective application permitted. This standard is effective for us on January 1, 2022 and only impacts annual financial statement footnote disclosures. In Note 11, "Funding Arrangement," to our financial statements included in Part II, Item 8 of this Annual Report on Form 10-K, we included disclosures on our cost-reimbursement research award from CARB-X. Therefore, we do not believe the adoption of this standard will have a material impact on our financial statements.

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

Level 1 securities consist of highly liquid money market funds for which the carrying amounts approximate their fair values due to their short maturities. U.S. Treasury securities are valued using Level 1 inputs based on unadjusted, quoted prices in active markets that are observable at the measurement date for identical assets or liabilities. Level 2 securities, consisting of corporate debt, commercial paper, U.S. government agency securities and asset-backed securities, are measured based on other observable inputs, including broker or dealer quotations or alternative pricing sources. When quoted prices in active markets for identical assets or liabilities are not available, we rely on non-binding quotes from our investment managers, which are based on proprietary valuation models of independent pricing services. These models generally use inputs such as observable market data, quoted market prices for similar instruments or historical pricing trends of securities relative to our peers. To validate the fair value determinations provided by our investment managers, we review the pricing movement in the context of overall market trends and trading information from our investment managers. In addition, we assess the inputs and methods used in determining the fair value in order to determine the classification of securities in the fair value hierarchy. We had no Level 3 securities either as of December 31, 2021 or 2020.

There were no transfers within the hierarchies during the years ended December 31, 2021 or 2020.

We invested in money market funds as of December 31, 2020. In January 2021, we started to invest some of our funds in corporate debt, commercial paper, U.S. Treasury securities, U.S. government agency securities and asset-backed securities in addition to money market funds. The following tables set forth our financial instruments measured at fair value on a recurring basis by level within the fair value hierarchy at December 31, 2021 and 2020:

		December 31, 2021
	Fair Value Hierarchy Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Assets		(in thousands)
Cash and cash equivalents:
Cash	Level 1	$27,834	$—	$—	$27,834
Money market funds	Level 1	17,555	—	—	17,555
Commercial paper	Level 2	23,597	—	(1)	23,596
Total cash and cash equivalents		$68,986	$—	$(1)	$68,985
Investments:
U.S. Treasury securities	Level 1	45,290	—	(73)	45,217
Commercial paper	Level 2	61,941	—	(22)	61,919
Corporate debt	Level 2	58,498	—	(74)	58,424
Asset backed securities	Level 2	13,899		(25)	13,874
U.S. government agency securities	Level 2	24,714	—	(46)	24,668
Total investments		204,342	—	(240)	204,102

Total assets measured at fair value		$273,328	$—	$(241)	$273,087

		December 31, 2020
	Fair Value Hierarchy Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Assets		(in thousands)
Cash and cash equivalents:
Cash	Level 1	$4,788	$—	$—	$4,788
Money market funds	Level 1	381,412	—	—	381,412
Total assets measured at fair value		$386,200	$—	$—	$386,200

The following table presents the contractual maturities of our investments as of December 31, 2021 (in thousands):

December 31, 2021
Fair Value
Due in less than one year	$176,985
Due in one to five years	27,117
Total	$204,102

4. Balance Sheet Details

Property and Equipment, Net

Property and equipment, net as of December 31, 2021 and 2020 consisted of the following:

	December 31,
	2021	2020
	(in thousands)
Furniture and equipment	$1,619	$397
Computers and computer software	430	111
Lab equipment	9,453	4,739
Leasehold improvements	—	1,903
Construction in progress	—	219
Total property and equipment	11,502	7,369
Less: accumulated depreciation and amortization	(3,548)	(4,097)
Property and equipment, net	$7,954	$3,272

Depreciation and amortization expense for years ended December 31, 2021, 2020 and 2019 was $1.8 million, $1.4 million and $1.2 million respectively, of which $0, $0 and $0.2 million related to capital lease amortization expense for the years ended December 31, 2021, 2020 and 2019, respectively.

Accrued Expenses

Accrued expenses as of December 31, 2021 and 2020 consisted of the following:

	December 31,
	2021	2020
	(in thousands)
Preclinical studies	$5,039	$2,844
Professional fees	400	490
Other accrued expenses	3,348	432
Total	$8,787	$3,766

5. Leases

Operating Lease Obligations

In July 2016, we entered into a five-year lease agreement for our previous headquarters facility located in Foster City, California. The original term of the lease was from September 1, 2016 to August 31, 2021, with two 30-month renewal options. In July 2019, we leased another facility in Foster City, California as a result of growth in personnel and lab space requirements. The original term of this lease was from July 1, 2019 to October 31, 2021, with no renewal options. In November 2020, we extended the terms of both of these leases for six months to March 1, 2022 and April 30, 2022, respectively. In February 2022, we entered into an early termination agreement for one of the facilities in Foster City and terminated our lease on February 12, 2022 instead of April 30, 2022. We also leased an office in San Diego, California with a lease term that ended on April 30, 2021.

In January 2021, we entered into a lease agreement for our new corporate headquarters facility located in San Carlos, California and a license agreement for temporary lab and office space in Palo Alto, California. The lease term for our new corporate headquarters facility began on January 22, 2021 and expires on December 31, 2025. We have two 60-month renewal options. The original term of the license agreement for temporary space in Palo Alto terminated when the San Carlos office leasehold improvements were completed and we moved into our new corporate headquarters. We extended the license agreement for the Palo Alto office by 60 days to March 3, 2022 to accommodate our relocation plan. These two agreements are accounted for as a combined lease because the contracts were negotiated as a package with the same commercial objective.

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

Upon commencement of the Palo Alto lease in March 2021, we recorded a ROU asset and lease liability of $0.3 million and $0.3 million, respectively. Upon commencement of the San Carlos lease in December 2021, we recorded a ROU asset and lease liability of $28.4 million and $12.9 million, respectively. Because the Palo Alto and the San Carlos agreements are accounted for as a combined lease, lease payments and lease incentives are allocated between the two leases.

Information related to our ROU assets and related lease liabilities was as follows (dollar amounts in thousands):

December 31,
2021
Cash paid for operating lease liabilities	$924
Right-of-use assets recognized in exchange for new lease obligations	$27,958

Current operating lease liabilities	$5,276
Non-current operating lease liabilities	11,507
Total lease liabilities	$16,783
Weighted-average remaining lease term (in years)	3.75
Weighted-average discount rate	7.5%

Maturities of lease liabilities as of December 31, 2021 were as follows:

Years ending December 31,	(in thousands)
2022(1)	$(105)
2023	6,639
2024	6,805
2025	6,976
Thereafter	—
Total future undiscounted lease payments	20,315
Less: Imputed interest	(3,532)
Total lease liabilities	$16,783

_____________________________________________

(1) Maturities for 2022 are net of lease incentives of $0.9 million allocated to the Palo Alto office.

Future minimum payments required under operating leases as of December 31, 2020 were as follows:

Years ending December 31,	(in thousands)
2021	$742
2022	190
Total future minimum payments	$932

Rent expense recognized under the leases was $3.2 million, $0.7 million and $0.6 million for the years ended December 31, 2021, 2020 and 2019, respectively.

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

Guarantees and Indemnifications

In the normal course of business, we enter into agreements that contain a variety of representations and provide for general indemnification. Our exposure under these agreements is unknown because it involves claims that may be made against us in the future. To date, we have not paid any claims or been required to defend any action related to our indemnification obligations. As of December 31, 2021, we did not have any material indemnification claims that were probable or reasonably possible and consequently have not recorded related liabilities.

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

In the September 2017, we and Lonza agreed to defer the completion payments for any stage that commenced after December 31, 2019 or had not been completed by December 31, 2019 until the earlier of the completion of all Investigational New Drug (“IND”)-enabling activities or December 31, 2020. In March 2020, Lonza agreed to defer the completion payments until the earlier of the completion of all IND-enabling activities or April 30, 2021. In April 2021, Lonza further agreed to defer 50% of the completion payments until the earlier of the completion of all IND-enabling activities or December 31, 2021. Pursuant to this agreement, all deferred completion payments were paid in December 2021.

In June 2018, we and Lonza entered into a letter agreement pursuant to which we agreed to certain terms for potential future equity payments in shares of our common stock as partial satisfaction of future obligations to Lonza. This agreement states that the initial pre-IND cash payments would be subject to a specified dollar cap (the “Initial Cash Cap”). After the Initial Cash Cap has been reached, we have the option to make any further pre-IND payments owed to Lonza in cash, in shares of our common stock at then market prevailing prices, or a combination of both, at our election. The Initial Cash Cap had not been reached as of December 31, 2020. As such, no amount was recorded with respect to the potential future payments above the Initial Cash Cap at December 31, 2020. In April 2021, we reached the Initial Cash Cap and notified Lonza that we would be exercising our option to issue approximately $10.0 million in shares of our common stock as payment for a portion of pre-IND payments due April 30, 2021. In June 2021, we issued 399,680 shares of our common stock to Lonza at a price of $25.02 per share to pay for $10.0 million of the pre-IND payments due April 30, 2021.

In October 2018, we entered into a second development and manufacturing services agreement with Lonza (the “Lonza 2018 DMSA,” and together with the Lonza DMSA, the “Lonza Agreements”), pursuant to which Lonza is obligated to perform services including manufacturing process development and the manufacture and supply of VAX-24 finished drug product.

Under the Lonza Agreements, we are obligated to pay Lonza agreed-upon fees for Lonza’s performance of manufacturing services, and to reimburse Lonza for its out-of-pocket costs associated with purchasing raw materials, plus a customary handling fee. Each Lonza Agreement is managed by a steering committee and any dispute at the steering committee will be resolved by senior executives of the parties.

7. Redeemable Convertible Preferred Stock

There were no shares of redeemable convertible preferred stock authorized or outstanding as of December 31, 2021.

In connection with our IPO in June 2020, the outstanding shares of our Series A, Series B, Series C and Series D Redeemable Convertible Preferred Stock automatically converted into 28,610,337 shares of common stock.

8. Common Stock

Our certificate of incorporation authorizes us to issue up to 500,000,000 shares of common stock with $0.001 par value per share, of which 53,031,978 and 51,071,593 shares were issued and outstanding as of December 31, 2021 and 2020, respectively. The holders of our common stock are also entitled to receive dividends whenever funds are legally available, when and if declared by our board of directors. As of December 31, 2021 and 2020, no dividends have been declared. Each share of common stock is entitled to one vote.

In July 2021, we entered into an Open Market Sales AgreementSM (the “ATM Sales Agreement”) with Jefferies LLC (“Jefferies”), which provides that, upon the terms and subject to the conditions and limitations set forth in the ATM Sales Agreement, we may elect to issue and sell, from time to time, shares of our common stock having an aggregate offering price of up to $150.0 million through Jefferies acting as our sales agent or principal. We are obligated to pay Jefferies a commission of up to 3.0% of the gross sales proceeds of any common stock sold through Jefferies under the ATM Sales Agreement; however, we are not obligated to make any sales of common stock. As of December 31, 2021, we have sold 567,045 shares of our common stock under the ATM Sales Agreement at an average price of $25.26 per share for aggregate gross proceeds of $14.3 million ($13.9 million net of commissions and offering expenses).

Common stock reserved for future issuances under the 2020 Equity Incentive Plan (the “2020 Plan”) and the 2014 Equity Incentive Plan (the “2014 Plan”) was as follows, and excludes 62,382 shares issued outside of the 2014 Plan and 2020 Plan:

	December 31,	December 31,
	2021	2020
Options issued and outstanding	5,295,007	5,188,531
Shares available for future stock option grants	6,104,756	4,651,149
Total	11,399,763	9,839,680

9. Warrants

In connection with our IPO in June 2020, our outstanding warrants were automatically net exercised for an aggregate 46,869 shares of common stock.

10. Equity Incentive Plans

2020 and 2014 Equity Incentive Plans

In June 2020, our board of directors adopted, and our stockholders approved, the 2020 Plan, which became effective on June 11, 2020. Under the 2020 Plan, we may grant stock options, appreciation rights, restricted stock and restricted stock units to employees, consultants and directors. Stock options granted under the 2020 Plan may be either incentive stock options or nonqualified stock options. Incentive stock options may be granted only to our employees, including officers and directors who are also employees. Nonqualified stock options may be granted to our employees, officers, directors, consultants and advisors. The exercise price of stock options granted under the 2020 Plan must be at least equal to the fair market value of the common stock on the date of grant, except that an incentive stock option granted to an employee who owns more than 10% of the shares of our common stock shall have an exercise price of no less than 110% of the fair value per share on the grant date and expire five years from the date of grant. The maximum term of stock options granted under the 2020 Plan is 10 years, unless subject to the provisions regarding 10% stockholders. Our stock options granted to new employees generally vest over four years at a rate of 25% upon the first anniversary of the vesting commencement date and monthly thereafter. Our other stock options granted to employees generally vest monthly over four years from the vesting commencement date. A total of 10,150,000 shares of common stock were approved to be initially reserved for issuance under the 2020 Plan. The number of shares that remained available for issuance under the 2014 Plan as of the effective date of the 2020 Plan, and shares subject to outstanding awards under the 2014 Plan as of the effective date of the 2020 Plan that are subsequently canceled, forfeited or repurchased by us, will be added to the shares reserved under the 2020 Plan. In addition, the number of shares of common stock available for issuance under the 2020 Plan is automatically increased on the first day of each calendar year during the 10-year term of the 2020 Plan, beginning with January 1, 2021 and ending with January 1, 2030, by an amount equal to 5% of the outstanding number of shares of our common stock on December 31 of the preceding calendar year or such lesser amount as determined by our board of directors. As of December 31, 2021, an aggregate of 6,104,756 shares of common stock were available for issuance under the 2020 Plan. Effective January 1, 2022, the number of shares of common stock available under the 2020 Plan increased by 2,651,598 shares pursuant to the evergreen provision of the 2020 Plan.

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

As of December 31, 2021, 3,657,394 shares and 1,637,613 shares of common stock were subject to outstanding options under the 2014 Plan and 2020 Plan, respectively.

At December 31, 2021 and 2020, 7,410 shares and 15,056 shares, respectively, remained subject to our right of repurchase as a result of the early exercised stock options. The remaining liabilities related to early exercised shares as of December 31, 2021 and 2020 were both less than $0.1 million and were recorded in other liabilities.

Activity under our 2020 Plan and 2014 Plan, which excludes options to purchase 62,382 shares granted outside of the 2020 Plan and 2014 Plan, was as follows:

		Options Outstanding
Stock Option Activity	Options Available for Grant	Number of Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balances — December 31, 2019	835,941	3,297,586	$1.93
Additional shares authorized	5,997,435	—
Options granted	(2,255,690)	2,255,690	$8.93
Options exercised	—	(358,264)	$1.88
Options forfeited	73,463	(73,463)	$3.50
Balances — December 31, 2020	4,651,149	5,121,549	$4.99
Additional shares authorized	2,553,579	—
Options granted	(1,616,021)	1,616,021	$21.83
Options exercised	—	(926,514)	$3.25
Options forfeited	516,049	(516,049)	$16.70
Balances — December 31, 2021	6,104,756	5,295,007	$9.30	7.89	$78,604
Vested and expected to vest — December 31, 2021		5,295,007	$9.30	7.89	$78,604
Exercisable at December 31, 2021		2,611,523	$4.76	7.07	$50,123

During the years ended December 31, 2021 and 2020, 926,514 and 358,264 shares of stock options, respectively, were exercised for cash at a weighted-average price per share of $3.25 and $1.88, respectively. The weighted-average grant date fair value of options granted for the years ended December 31, 2021 and 2020 was $14.65 and $9.62, respectively. The intrinsic value of the stock options exercised was $18.9 million and $7.8 million for the years ended December 31, 2021 and 2020, respectively.

2020 Employee Stock Purchase Plan

In June 2020, our board of directors adopted, and our stockholders approved, the 2020 Employee Stock Purchase Plan (the “2020 ESPP”), which became effective on June 11, 2020. The 2020 ESPP permits participants to purchase common stock through payroll deductions of up to 15% of their eligible compensation. Employees purchase shares of common stock at a price per share equal to 85% of the lower of the fair market value at the start or end of the six-month purchase periods within the two-year offering period. A total of 650,000 shares of common stock were approved to be initially reserved for issuance under the 2020 ESPP. In addition, the number of shares of common stock available for issuance under the 2020 ESPP is automatically increased on the first day of each calendar year during the 10-year term of the 2020 Plan, beginning with January 1, 2021 and ending with January 1, 2030, by an amount of 1% of the outstanding number of shares of our common stock on December 31 of the preceding calendar year or such lesser amount as determined by our board of directors. For the year ended December 31, 2021, employees acquired 62,546 shares of our common stock under the 2020 ESPP and 1,070,704 shares of common stock remained available for issuance under the 2020 ESPP. Effective January 1, 2022, the number of shares of common stock available under the 2020 ESPP increased by 530,319 shares pursuant to the evergreen provision of the 2020 ESPP.

Stock-based Compensation

We estimated the fair value of employee stock options using the Black-Scholes option-pricing model for the years ended December 31, 2021, 2020 and 2019 using the following weighted-average assumptions:

	Year Ended December 31,
	2021	2020	2019
Fair Value Assumptions
Expected volatility	81.0% - 84.1%	81.2% - 94.1%	78.4% - 80.4%
Expected dividend yield	0%	0%	0%
Expected term (in years)	5.3 - 5.5	5.6 - 6.1	5.9 - 6.1
Risk-free interest rate	0.5% - 1.3%	0.3% - 1.4%	1.6% - 2.4%

We estimated the fair value of shares under the 2020 ESPP using the Black-Scholes option-pricing model for the years ended December 31, 2021, 2020 and 2019 using the following weighted-average assumptions:

	Year Ended December 31,
	2021	2020	2019
Fair Value Assumptions
Expected volatility	79.6% - 126.3%	105.8% - 158.2%	N/A
Expected dividend yield	0%	0%	N/A
Expected term (in years)	0.5 - 2.0	0.4 - 2.0	N/A
Risk-free interest rate	0.0% - 0.5%	0.1% - 0.2%	N/A

We recorded total stock-based compensation expense for the years ended December 31, 2021, 2020 and 2019 related to the 2014 Plan, the 2020 Plan and the 2020 ESPP in the statements of operations and allocated the amounts as follows:

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
Research and development	$3,954	$1,861	$368
General and administrative	6,775	3,573	817
Total	$10,729	$5,434	$1,185

Upon our IPO, 362,935 performance-based awards vested and, as a result, we recognized $0.3 million of stock-based compensation expense during the three months ended June 30, 2020, which amount is included in the above table for the year ended December 31, 2020.

As of December 31, 2021, there was $27.5 million of unrecognized stock-based compensation expense related to the employee and non-employee awards, which is expected to be recognized over a weighted-average period of 2.5 years.

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

In July 2020, the CARB-X agreement was amended with the initial funding amount increased from $1.6 million to $2.7 million. In December 2020, we reached the maximum CARB-X funding limit for this initial funding period, and subsequently submitted our funding proposal to CARB-X for the next period under our agreement. In April 2021, we received approval for the next phase of CARB-X development and executed the cost-reimbursement sub-award agreement with the Trustees of Boston University in August 2021. Pursuant to the agreement, the award committed additional funding of $3.2 million for IND-enabling activities and total potential funding of up to $29.7 million (including the current $3.2 million award and the prior $2.7 million award) upon the achievement of future VAX-A1 development milestones. In January 2022, CARB-X revised the parameters for the contribution of CARB-X funding and implemented maximum funding levels for all grant recipients. As a result, our total funding available upon achievement of development milestones through Phase 1 human clinical trials was revised from $29.7 million to $13.9 million.

In April 2021, we received a cost-reimbursement research award from the National Institutes of Health (“NIH”). In connection with this funding, we entered into a cost-reimbursement sub-award agreement with the University of Maryland, Baltimore, the administrator of the program. The award provides for potential funding up to five years totaling approximately $0.5 million to develop a vaccine to prevent infections caused by Shigella.

Income from grants is recognized in the period during which the related specified expenses are incurred, provided that the conditions under which the grants were provided have been met. We recognized $1.6 million, $2.5 million and $0.2 million of grant income and recorded the amounts in Other income (expense), net in the statement of operations during the years ended December 31, 2021, 2020, and 2019 respectively. A grant receivable of $1.2 million and $0.3 million representing unreimbursed, eligible costs incurred under the CARB-X agreement was recorded and included in Prepaid expenses and other current assets in the balance sheet as of December 31, 2021 and 2020, respectively.

12. Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share and excludes shares which are legally outstanding, but subject to repurchase by us:

	Year Ended December 31,
	2021	2020	2019
Net loss (in thousands)	$(100,077)	$(89,217)	$(50,274)
Weighted-average shares outstanding used in computing net loss per share, basic and diluted	51,922,108	29,545,810	3,795,090
Net loss per share, basic and diluted	$(1.93)	$(3.02)	$(13.25)

The following potentially dilutive securities were excluded from the computation of diluted net loss per share for the period presented because including them would have been antidilutive:

	Year Ended December 31,
	2021	2020	2019
Stock options	5,357,389	5,188,531	3,364,568
Redeemable convertible preferred stock:
Series A	—	—	6,225,719
Series B	—	—	6,786,896
Series C	—	—	7,377,480
Common stock warrant	—	—	31,857
Redeemable convertible preferred stock warrant	—	—	59,276
Total	5,357,389	5,188,531	23,845,796

13. Income Taxes

Our pre-tax book loss was derived from our business operations within the United States.

A reconciliation of our effective tax rate to the statutory U.S. federal rate is as follows:

	Year Ended December 31,
	2021	2020(1)	2019(1)
Statutory rate	21.0%	21.0%	21.0%
Stock-based compensation	2.2%	0.8%	(0.4)%
Credits	1.1%	0.6%	(0.5)%
Change in fair value of tranche liability	0.0%	0.0%	1.3%
Change in valuation allowance	(23.0)%	(22.1)%	(21.8)%
Section 162(m) limitation	(1.1)%	(0.1)%	0.0%
Other	(0.2)%	(0.2)%	0.4%
Total	0.0%	0.0%	0.0%

(1)
The 2019 and 2020 effective tax rate reconciliations have been updated to conform to the 2021 presentation.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following table presents significant components of our deferred tax assets as of December 31, 2021 and 2020:

	As of December 31,
	2021	2020
	(in thousands)
Deferred tax assets:
Net operating losses	85,574	52,330
Fixed assets	1,700	528
Accruals & reserves	4,131	2,786
Credits	2,865	1,222
Section 59(e) capitalized expenses	2,984	3,381
Accrued manufacturing expenses	1,006	3,374
Lease liability	6,674	—
Total deferred tax assets	104,934	63,621
Deferred tax liabilities:
ROU asset	(8,349)	—
Total deferred tax liabilities	(8,349)	—

Net deferred tax asset	96,585	63,621
Valuation allowance	(96,585)	(63,621)
Net deferred taxes	$—	$—

At December 31, 2021, we have net operating loss carryforwards of approximately $296.7 million and $262.7 million available to reduce future taxable income, if any, for federal and state income tax purposes, respectively. The federal and state net operating loss carryforwards, except the federal loss carryforward arising in tax years beginning after December 31, 2017, begin to expire in 2034 unless previously utilized. Federal net operating losses arising in tax years beginning after December 31, 2017 have an indefinite carryover period and do not expire.

At December 31, 2021, we have research credit carryforwards of $2.2 million and $1.6 million available to offset future income tax liabilities, if any, for federal and California income tax purposes, respectively. The federal research and development tax credit carryforwards expire beginning in 2039 unless previously utilized. The California tax credits can be carried forward indefinitely.

We have evaluated the positive and negative evidence bearing upon the realizability of our deferred tax assets. Based on our history of operating losses, we have concluded that it is more likely than not that the benefit of our deferred tax assets will not be realized. Accordingly, we have provided a full valuation allowance for deferred tax assets as of December 31, 2021 and 2020.

Utilization of the net operating loss carryforward and research credit carryforward may be subject to an annual limitation due to the ownership percentage change limitations under Section 382 and Section 383, respectively, provided by the Internal Revenue Code of 1986, as amended (the “Code”), and similar state provisions. The annual limitation may result in the expiration of the net operating loss before utilization. We have experienced ownership changes in the past. As a result of the ownership changes, we have determined that approximately less than $0.1 million of our federal research credits will expire unutilized, and such amounts are excluded from our research credit carryforwards. The Company does not expect any ownership changes during the year ended December 31, 2021 to result in a limitation that would materially reduce the total amount of net operating loss carryforwards and credits that can be utilized. Subsequent ownership changes may affect the limitation in future years.

We have uncertain tax benefits (“UTBs”) totaling $0.9 million and $0.4 million as of December 31, 2021 and 2020, respectively, which were netted against deferred tax assets subject to valuation allowance. The UTBs had no effect on the effective tax rate. We recognize interest and penalties related to UTBs, when they occur, as a component of income tax expense. To the extent accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction of the provision for income taxes in the period such determination is made. There were no interest or penalties recognized for the years ended December 31, 2021 and 2020. We do not expect our UTBs to change significantly over the next 12 months.

A reconciliation of the beginning and ending unrecognized tax benefit amount is as follows:

	December 31,
	2021	2020	2019
	(in thousands)
Balance at the beginning of the year	$393	$271	$408
Additions based on tax positions related to current year	461	287	217
Adjustments based on tax positions related to prior years	70	(165)	(354)
Balance at end of year	$924	$393	$271

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

14. Related Party Transactions

We have an ongoing relationship with Sutro Biopharma. In 2013, Sutro Biopharma provided support to facilitate the establishment of our Company. As of December 31, 2021 and 2020, Sutro Biopharma owned approximately 1.6 million shares of our common stock. As of December 31, 2019, Sutro Biopharma also owned warrants to purchase 31,857 shares of our common stock (the “Common Stock Warrant”) at an exercise price of $0.79289 per share and 59,276 shares of our Series C redeemable convertible stock (the “Preferred Stock Warrant”) at an exercise price of $11.5215 per share. The Common Stock Warrant and the Preferred Stock Warrant were automatically net exercised pursuant to their terms for 30,278 shares and 16,591 shares, respectively, of our common stock in connection with the IPO. In the agreements and amendments identified herein, we licensed certain intellectual property and acquired certain supply rights from Sutro Biopharma, including the right to use the XpressCF platform to discover and develop vaccine candidates for the treatment or prophylaxis of infectious diseases. On October 12, 2015, we and Sutro Biopharma (“the Parties”) entered into the Sutro Biopharma License Agreement, which amended and restated an agreement dated August 1, 2014. The Sutro Biopharma License Agreement was subsequently amended on May 9, 2018 (“License Amendment A1”) and May 29, 2018 (“License Amendment A2”). In consideration for the License Amendment A2, we issued to Sutro Biopharma the Preferred Stock Warrant to purchase 59,276 shares of Series C redeemable convertible preferred stock at a purchase price of $11.5215 per share. We also entered into a separate supply agreement with Sutro Biopharma on May 29, 2018 (the “Sutro Biopharma Supply Agreement”). As of June 2, 2021, Sutro Biopharma was no longer considered a related party.

Under the Sutro Biopharma License Agreement, Sutro Biopharma granted us an exclusive, worldwide license to research, develop, manufacture and commercialize vaccine products addressing infectious disease, which are discovered or produced based on the use of Sutro Biopharma’s proprietary cell-free protein expression technology, known as XpressCF, which utilizes extracts derived from strains of E. coli. In connection with the Sutro Biopharma License Agreement, under the Sutro Biopharma Supply Agreement, Sutro Biopharma has agreed to manufacture and supply extracts and reagents for us on a cost-plus basis. In consideration for the rights licensed, we are obligated to pay a 4% royalty on worldwide aggregate annual net sales of our vaccine products for human health and a 2% royalty on annual net sales of vaccine products for animal health. In License Amendment A1, the Parties amended the license agreement to remove a pre-IND regulatory meeting as a diligence milestone and to agree that certain other diligence milestones had been satisfied. In License Amendment A2, the Parties amended the license agreement to add certain terms confirming our obligation to purchase Sutro Biopharma’s proprietary extract from E. coli (“Extract”) from Sutro Biopharma. In addition, the Parties amended the license agreement to specify our rights to a transfer of certain know-how relating to the manufacture of Extract in the event of a declaration of bankruptcy by Sutro Biopharma. Finally, the Parties agreed to terms providing for injunctive relief in the event of a breach or threatened breach by the other party.

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

We recognized expense related to the Supply Agreement of $2.4 million, $1.2 million and $1.1 million for the years ended December 31, 2021, 2020 and 2019, respectively. In addition, we recorded $0, $0.2 million and $0 in changes in the fair value of the Preferred Stock Warrant for the years ended December 31, 2021, 2020 and 2019, respectively. The expense related to the changes in the fair value of the warrant is included in research and development expenses in the statements of operations. Accrued expenses payable to Sutro Biopharma were $0 and $0.7 million as of December 31, 2021 and 2020, respectively.

15. Subsequent Events

In January 2022, we completed an underwritten public offering in which we issued 2,500,000 shares of our common stock at a price of $20.00 per share, and pre-funded warrants to purchase 2,500,000 shares of our common stock at a price of $19.999 per underlying share. We received approximately $93.5 million in net proceeds after deducting underwriting discounts and commissions and other estimated offering expenses payable by us. In February 2022, the underwriters exercised their option to purchase an additional 750,000 shares of common stock, and we received approximately $14.1 million in additional net proceeds after deducting underwriting discounts and commissions.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

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

Our management, with the participation of our Chief Executive Office, or CEO, and our Chief Financial Officer, or CFO, our principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of December 31, 2021. Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures as of December 31, 2021 were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in its 2013 Internal Control - Integrated Framework. Based on this assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2021. Pursuant to Section 404(c) of the Sarbanes-Oxley Act, our independent registered public accounting firm has issued an attestation report on the effectiveness of our internal control over financial reporting for the year ended December 31, 2021, which is included below.

Report of Independent Registered Public Accounting Firm

To the stockholders and the Board of Directors of Vaxcyte, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Vaxcyte, Inc. (the “Company”) as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the balance sheets, the related statements of operations and comprehensive loss, redeemable convertible preferred stock and stockholders' equity (deficit), and cash flows as of and for the year ended December 31, 2021, of the Company and our report dated February 28, 2022, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP

San Francisco, California

February 28, 2022

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item of Form 10-K will be included in our definitive proxy statement to be filed with the SEC in connection with the solicitation of proxies for our 2022 Annual Meeting of Stockholders, or the 2022 Proxy Statement, and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this item of Form 10-K will be included in our 2022 Proxy Statement to be filed with the SEC within 120 days after our fiscal year end and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item of Form 10-K will be included in our 2022 Proxy Statement to be filed with the SEC within 120 days after our fiscal year end and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item of Form 10-K will be included in our 2022 Proxy Statement to be filed with the SEC within 120 days after our fiscal year end and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this item of Form 10-K will be included in our 2022 Proxy Statement to be filed with the SEC within 120 days after our fiscal year end and is incorporated herein by reference.

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

Item 16. Form 10-K Summary

None.

Exhibit Index

Incorporated by Reference
Exhibit	Description	Schedule/Form	File Number	Exhibits	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Vaxcyte, Inc., as amended	8-K	001-39323	3.1	June 16, 2020
3.2	Amended and Restated Bylaws of Vaxcyte, Inc.	8-K	001-39323	3.2	June 16, 2020
4.1	Form of common stock certificate of the Registrant	S-1/A	333-238630	4.1	June 8, 2020
4.2	Description of Capital Stock.	10-K	001-39323	4.2	March 29, 2021
4.3	Form of Pre-Funded Warrant	8-K	001-39323	4.1	January 13, 2022
10.1	Amended and Restated Investors’ Rights Agreement by and among the Registrant and certain of its stockholders, dated March 20, 2020.	S-1	333-238630	10.1	May 22, 2020
10.2#	Vaxcyte, Inc. Amended and Restated 2014 Equity Incentive Plan and forms of agreements thereunder.	S-1	333-238630	10.2	May 22, 2020
10.3#	Vaxcyte, Inc. 2020 Equity Incentive Plan and forms of agreements thereunder.	S-1/A	333-238630	10.3	June 8, 2020
10.4#	Vaxcyte, Inc. 2020 Employee Stock Purchase Plan.	S-1/A	333-238630	10.4	June 8, 2020
10.5	Form of Indemnification Agreement entered into by and between the Registrant and each director and executive officer.	S-1	333-238630	10.5	May 22, 2020
10.6#	Executive Employment Agreement entered into by and between the Registrant and Grant Pickering, dated January 21, 2016.	S-1	333-238630	10.6	May 22, 2020
10.7#	Executive Employment Agreement entered into by and between the Registrant and Jeff Fairman, dated January 21, 2016.	S-1	333-238630	10.7	May 22, 2020

		Incorporated by Reference
Exhibit	Description	Schedule/Form	File Number	Exhibits	Filing Date
10.8#	Offer Letter entered into by and between the Registrant and Paul Sauer, dated April 12, 2016.	S-1	333-238630	10.8	May 22, 2020
10.9#	Executive Employment Agreement entered into by and between the Registrant and Jim Wassil, dated November 15, 2019.	S-1	333-238630	10.11	May 22, 2020
10.10#	Offer Letter entered into by and between the Registrant and Andrew Guggenhime, dated April 16, 2020.	S-1	333-238630	10.13	May 22, 2020
10.11#	Form of Executive Change in Control and Severance Agreement entered into by and between the Registrant and each eligible employee.	S-1	333-238630	10.14	May 22, 2020
10.12+	Development and Manufacturing Services Agreement by and between the Registrant and Lonza Ltd, dated October 29, 2018.	S-1	333-238630	10.15	May 22, 2020
10.13+	Development and Manufacturing Services Agreement by and between the Registrant and Lonza Ltd, dated October 21, 2016, as amended.	10-Q	001-39323	10.1	November 10, 2021
10.14+	Letter Agreement by and between the Registrant and Lonza Ltd, dated June 19, 2018.	S-1	333-238630	10.17	May 22, 2020
10.15+	Amended and Restated SutroVax Agreement by and between the Registrant and Sutro Biopharma, Inc., dated October 12, 2015, as amended.	S-1	333-238630	10.18	May 22, 2020

		Incorporated by Reference
Exhibit	Description	Schedule/Form	File Number	Exhibits	Filing Date
10.16+	Supply Agreement by and between the Registrant and Sutro Biopharma, Inc., dated May 29, 2018, as amended.	S-1	333-238630	10.19	May 22, 2020
10.17+	License Agreement by and between the Registrant and The Regents of the University of California, represented by its San Diego campus, dated February 4, 2019.	S-1	333-238630	10.20	May 22, 2020
10.18	Lease Agreement by and among the Registrant, Grey Peak Fork, LLC and Grey Peak Fork, Series A, LLC, dated July 22, 2016.	S-1	333-238630	10.21	May 22, 2020
10.19	Lease Agreement by and between the Company and ARE-San Francisco No. 63, LLC, dated as of January 21, 2021	8-K	001-39323	10.1	January 25, 2021
23.1	Consent of Independent Registered Public Accounting Firm				X
24.1	Power of Attorney. Reference is made to the signature page hereto.				X
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.				X

Incorporated by Reference
Exhibit	Description	Schedule/Form	File Number	Exhibits	Filing Date
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.				X
32.1	Certification of Principal Executive Officer Pursuant to 13a-14(b) or 15d-14(b) of the Securities Exchange Act, as amended, and 18 U.S.C. Section 1350.				X
32.2	Certification of Principal Financial Officer Pursuant to 13a-14(b) or 15d-14(b) of the Securities Exchange Act, as amended, and 18 U.S.C. Section 1350.				X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101				X

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

Vaxcyte, Inc.

Date: February 28, 2022	By:	/s/ Grant E. Pickering
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

Name	Title	Date

/s/ Grant E. Pickering	Chief Executive Officer and Director	February 28, 2022
Grant E. Pickering	(Principal Executive)

/s/ Andrew Guggenhime	President and Chief Financial Officer	February 28, 2022
Andrew Guggenhime	(Principal Financial and Accounting Officer)

/s/ Carlos Paya, M.D., Ph.D.	Director	February 28, 2022
Carlos Paya, M.D., Ph.D.

/s/ Annie Drapeau	Director	February 28, 2022
Annie Drapeau

/s/ Kurt von Emster	Director	February 28, 2022
Kurt von Emster

/s/ Halley Gilbert	Director	February 28, 2022
Halley Gilbert

/s/ Peter Hirth, Ph.D.	Director	February 28, 2022
Peter Hirth, Ph.D.

/s/ Michael Kamarck, Ph.D.	Director	February 28, 2022
Michael Kamarck, Ph.D.

/s/ Teri Loxam	Director	February 28, 2022
Teri Loxam

/s/ Heath Lukatch, Ph.D.	Director	February 28, 2022
Heath Lukatch, Ph.D.