Form 10-Q
period 2022-03-31
Vaxcyte, Inc.
filed 2022-05-09
CIK 1649094

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 5, 2022, the registrant had 58,313,828 shares of common stock, $0.001 par value per share, outstanding.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations or financial condition, business strategy and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” or “would,” or the negative of these words or other similar terms or expressions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

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
•
Our vaccine candidates have never been tested in human subjects and are in early clinical or preclinical stages of development and may fail in development or suffer delays that materially and adversely affect their commercial viability. If we are unable to complete development of or commercialize our vaccine candidates or experience significant delays in doing so, our business would be materially harmed.
•
The U.S. Food and Drug Administration ("FDA") may disagree with our regulatory plan, and we may fail to obtain regulatory approval of our vaccine candidates.
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
•
We currently rely on third-party manufacturing and supply partners, including Lonza Ltd. ("Lonza") and Sutro Biopharma, Inc. ("Sutro Biopharma") to supply raw materials and components for, and manufacture of, our preclinical and clinical supplies as well as our vaccine candidates. Our inability to procure necessary raw materials or to have sufficient quantities of preclinical and clinical supplies or the inability to have our vaccine candidates manufactured, including delays or interruptions at our third-party manufacturers, or our failure to comply with applicable regulatory requirements or to supply sufficient quantities at acceptable quality levels or prices, or at all, would materially and adversely affect our business.
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

VAXCYTE, INC.

Condensed Balance Sheets

(in thousands, except share and per share data)

(unaudited)

	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$201,741	$68,985
Short-term investments	132,900	176,985
Prepaid expenses and other current assets	7,582	10,378
Total current assets	342,223	256,348
Property and equipment, net	10,138	7,954
Operating lease right-of-use assets	26,121	27,958
Long-term investments	17,697	27,117
Restricted cash	871	871
Other assets	5,667	4,089
Total noncurrent assets	60,494	67,989
Total assets	$402,717	$324,337

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$4,801	$6,758
Accrued compensation	1,270	3,455
Accrued manufacturing expenses	6,856	4,440
Accrued expenses	7,744	8,787
Operating lease liabilities — current	6,578	5,276
Total current liabilities	27,249	28,716
Operating lease liabilities — long-term	15,832	11,507
Other liabilities	93	96
Total liabilities	43,174	40,319

Commitments and contingencies (Note 6)
Stockholders' Equity
Preferred stock, $0.001 par value — 10,000,000 shares authorized at March 31, 2022 and December 31, 2021; no shares issued and outstanding at March 31, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value — 500,000,000 shares authorized at March 31, 2022 and December 31, 2021; 56,499,544 and 53,031,978 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	59	56
Additional paid-in capital	697,944	582,844
Accumulated other comprehensive loss	(833)	(241)
Accumulated deficit	(337,627)	(298,641)
Total stockholders' equity	359,543	284,018
Total liabilities and stockholders' equity	$402,717	$324,337

The accompanying notes are an integral part of these unaudited condensed financial statements.

VAXCYTE, INC.

Condensed Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended March 31,
	2022	2021
Operating expenses:
Research and development (including related party expenses of $0 and $1,612 for the three months ended March 31, 2022 and 2021, respectively	$31,678	$17,258
General and administrative	7,543	5,885
Total operating expenses	39,221	23,143
Loss from operations	(39,221)	(23,143)
Other income (expense), net:
Interest income	134	61
Grant income	160	—
Realized loss on marketable securities	(65)	—
Foreign currency transaction gains	6	1,862
Total other income (expense), net	235	1,923
Net loss	$(38,986)	$(21,220)
Net loss per share, basic and diluted	$(0.68)	$(0.41)
Weighted-average shares outstanding, basic and diluted	57,547,808	51,174,978

The accompanying notes are an integral part of these unaudited condensed financial statements.

VAXCYTE, INC.

Condensed Statements of Comprehensive Loss

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended March 31,
	2022	2021
Net Loss	$(38,986)	$(21,220)
Other comprehensive loss:
Unrealized losses on investments	(592)	(47)
Comprehensive loss	$(39,578)	$(21,267)

The accompanying notes are an integral part of these unaudited condensed financial statements.

VAXCYTE, INC.

Condensed Statements of Stockholders’ Equity

(in thousands, except share data)

(unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance — December 31, 2021	53,031,978	$56	$582,844	$(298,641)	$(241)	$284,018
Exercise of stock options	91,044	—	282	—	—	282
Vesting of early exercised stock options	—	—	2	—	—	2
Issuance of common stock and pre-funded warrants in connection with follow-on public offering, net of issuance costs of $7,376	3,250,000	3	107,619	—	—	107,622
Issuance of common stock in connection with at-the-market offering, net of issuance costs of $114	126,522	—	3,098	—	—	3,098
Stock-based compensation expense	—	—	4,099	—	—	4,099
Unrealized losses on investments	—	—	—	—	(592)	(592)
Net loss	—	—	—	(38,986)	—	(38,986)
Balance — March 31, 2022	56,499,544	$59	$697,944	$(337,627)	$(833)	$359,543

The accompanying notes are an integral part of these unaudited condensed financial statements.

VAXCYTE, INC.

Condensed Statements of Stockholders’ Equity

(in thousands, except share data)

(unaudited)

							Accumulated
				Additional			Other	Total
	Common Stock			Paid-in		Accumulated	Comprehensive	Stockholders’
	Shares	Amount		Capital		Deficit	Loss	Equity
Balance — December 31, 2020	51,071,593	$54		$544,353		$(198,564)	$—	$345,843
Exercise of stock options	267,208	—		487		—	—	487
Vesting of early exercised stock options	—	—		9		—	—	9
Stock-based compensation expense	—	—		1,865		—	—	1,865
Unrealized losses on investments	—	—	—	—	—	—	(47)	(47)
Net loss	—	—		—		(21,220)	—	(21,220)
Balance — March 31, 2021	51,338,801	$54		$546,714		$(219,784)	$(47)	$326,937

The accompanying notes are an integral part of these unaudited condensed financial statements.

VAXCYTE, INC.

Condensed Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(38,986)	$(21,220)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	582	347
Stock-based compensation expense	4,099	1,865
Amortization of operating right-of-use assets	1,787	180
Net amortization of premiums on investments	321	151
Loss on disposal of fixed assets	44	—
Asset impairment charges	57	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	2,791	(557)
Other assets	(1,577)	(441)
Operating lease liabilities	5,619	(105)
Accounts payable	(1,933)	2,185
Accrued compensation	(2,185)	723
Accrued manufacturing expenses	2,416	2,525
Accrued expenses	(737)	1,142
Net cash used in operating activities	(27,702)	(13,205)
Cash flows from investing activities:
Purchases of property and equipment	(2,920)	(1,246)
Proceeds from sale of property and equipment	7	—
Purchases of investments	(6,972)	(172,145)
Maturities of investments	59,551	—
Net cash provided by (used in) investing activities	49,666	(173,391)
Cash flows from financing activities:
Proceeds from follow-on public offering, net of underwriters' commissions and discounts	107,622	—
Proceeds from exercise of common stock options	282	487
Proceeds from issuance of common stock related to at-the-market offering, net of issuance costs	3,115	—
Net cash provided by financing activities	111,019	487
Effect of exchange rate changes on cash and cash equivalents	(227)	(281)
Net increase (decrease) in cash, cash equivalents and restricted cash	132,756	(186,390)
Cash, cash equivalents and restricted cash, beginning of period	69,856	386,200
Cash, cash equivalents and restricted cash, end of period	$202,612	$199,810
Supplemental disclosures of non-cash investing and financing activities:
Purchases of property and equipment recorded in accounts payable and accrued expenses	$664	$1,537
Deferred offering costs included in accounts payable and accrued expenses	$23	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

VAXCYTE, INC.

Notes to Unaudited Condensed Financial Statements

1. Company Organization and Nature of Business

Vaxcyte, Inc. (“we,” “us,” “the Company,” or “Vaxcyte”), headquartered in San Carlos, California, was incorporated in the state of Delaware on November 27, 2013 as SutroVax, Inc. and we changed our name to Vaxcyte, Inc. on May 15, 2020. We are a clinical-stage vaccine innovation company engineering high-fidelity vaccines to protect humankind from the consequences of bacterial diseases. We are developing broad-spectrum conjugate and novel protein vaccines to prevent or treat bacterial infectious diseases. We are re-engineering the way highly complex vaccines are made through modern synthetic techniques, including advanced chemistry and the XpressCF cell-free protein synthesis platform, exclusively licensed from Sutro Biopharma, Inc. Unlike conventional cell-based approaches, our system for producing difficult-to-make proteins and antigens is intended to accelerate our ability to efficiently create and deliver high-fidelity vaccines with enhanced immunological benefits. Our pipeline includes pneumococcal conjugate vaccine ("PCV") candidates that we believe are among the most broad-spectrum PCV candidates currently in development, targeting the approximately $7 billion global pneumococcal vaccine market. Our lead vaccine candidate, VAX-24, is a 24-valent broad-spectrum investigational PCV being developed for the prevention of invasive pneumococcal disease ("IPD") and pneumonia. On January 6, 2022, we announced that the U.S. Food and Drug Administration ("FDA"), cleared our investigational new drug ("IND") application for VAX-24 in adults. On February 23, 2022, we announced the initiation of our Phase 1/2 clinical proof-of-concept study in adults 18 to 64 years of age. The Phase 1 portion of the study includes 64 healthy adults 18 to 49 years of age and the Phase 2 portion of the study includes approximately 800 healthy adults 50 to 64 years of age. On April 4, 2022, we announced the initiation of the Phase 2 portion of this study in adults 50 to 64 years of age. The initiation of the Phase 2 portion of the study occurred after an independent Data Monitoring Committee completed a prespecified review of Phase 1 safety and tolerability data and recommended that the study progress as planned. We expect to announce topline safety, tolerability and immunogenicity results from the Phase 1 and Phase 2 portions of this study by the end of 2022. Based on the successful completion of the Phase 1 portion of this study, we expect to begin enrollment in a separate Phase 2 study in healthy adults aged 65 and older and to announce topline safety, tolerability and immunogenicity results from this study in the first half of 2023. Subject to a pre-IND meeting with the FDA and the successful topline results of the Phase 1/2 proof-of-concept study in adults 18 to 64 years of age, we anticipate submitting a pediatric IND application to the FDA for VAX-24 in the first half of 2023. Our second PCV candidate, VAX-XP, leverages our scalable and modular platform and builds on the technical proof of concept established by VAX-24 and is designed to expand the breadth of coverage to greater than 30 strains without compromising immunogenicity due to carrier suppression. In addition to our PCV franchise, our pipeline includes VAX-A1, a novel conjugate vaccine candidate designed to prevent Group A Strep; VAX-PG, a novel protein vaccine candidate targeting the keystone pathogen responsible for periodontitis; and other discovery-stage programs. Our primary activities since incorporation have been to perform research and development, undertake preclinical studies and conduct manufacturing activities in support of our product development efforts; organize and staff the Company; establish our intellectual property portfolio; and raise capital to support and expand such activities.

Follow-on Offering

In January 2022, we completed an underwritten public offering in which we issued 2,500,000 shares of our common stock at a price of $20.00 per share, and pre-funded warrants to purchase 2,500,000 shares of our common stock at a price of $19.999 per underlying share. In February 2022, the underwriters exercised their option to purchase an additional 750,000 shares of common stock. In aggregate, we received approximately $107.6 million in net proceeds after deducting underwriting discounts and commissions and other offering expenses payable by us.

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

These condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP, and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted in accordance with such rules and regulations.

Unaudited Interim Condensed Financial Statements

The condensed balance sheet as of March 31, 2022, the condensed statements of operations, comprehensive loss and stockholders’ equity for the three months ended March 31, 2022 and 2021 and the condensed statements of cash flows for the three months ended March 31, 2022 and 2021 are unaudited. The unaudited interim condensed financial statements have been prepared on the same basis as the audited annual financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair statement of our financial information. The financial data disclosed in the footnotes to the condensed financial statements related to the three months ended March 31, 2022 and 2021 are also unaudited. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any other future annual or interim period. These interim condensed financial statements should be read in conjunction with our audited financial statements and related notes thereto for the year ended December 31, 2021 included in our Annual Report on Form 10-K filed with the SEC on February 28, 2022.

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

Cash, Cash Equivalents and Restricted Cash

We consider all highly liquid investments purchased with original maturities of three months or less from the date of purchase to be cash and cash equivalents. Cash equivalents consist primarily of amounts invested in money market accounts and commercial paper and are stated at their fair values. Restricted cash consists of a standby letter of credit, which was issued in the first quarter of 2021, that serves as collateral for the lease agreement for our new corporate headquarters. Cash, cash equivalents and restricted cash as reported within the condensed balance sheets that total to the same amounts shown in the condensed statement of cash flows as follows:

	March 31,	December 31,
	2022	2021
	(in thousands)
Cash and cash equivalents	$201,741	$68,985
Restricted cash	871	871
Cash, cash equivalents and restricted cash	$202,612	$69,856

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

Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted average of shares of common stock outstanding, including pre-funded warrants issued, during the period, without consideration for common stock equivalents. Shares of common stock into which the pre-funded warrants may be exercised are considered outstanding for the purposes of computing net loss per share because the shares may be issued for little consideration, are fully vested and are exercisable after the original issuance date. Diluted net loss per share is the same as basic net loss per share, since the effects of potentially dilutive securities are antidilutive given the net loss for each period presented.

Deferred Offering Costs

Deferred offering costs consist of fees and expenses incurred in connection with the sale of our common stock in equity transactions, including legal, accounting, printing and other issuance-related costs. Prior to the completion of such equity transactions, these deferred offering costs were included in Other assets on the condensed balance sheet. In connection with and as of the closing of such equity transactions, these costs were reclassified to Additional paid-in capital, representing a reduction to the gross proceeds. As of March 31, 2022 and December 31, 2021, we recorded deferred offering costs of $0.5 million and $0.5 million, respectively, in Other assets on the condensed balance sheets.

Leases

Under Financial Accounting Standards Board ("FASB") Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842) and its associated amendments (“ASC 842”), we determine if an arrangement is a lease at inception. In addition, we determine whether a lease meets the classification criteria of a finance or operating lease at the lease commencement date considering whether: (i) the lease transfers ownership of the underlying asset to the lessee at the end of the lease term; (ii) the lease grants the lessee an option to purchase the underlying asset that the lessee is reasonably certain to exercise; (iii) the lease term is for a major part of the remaining economic life of the underlying asset; (iv) the present value of the sum of the lease payments and residual value guaranteed by the lessee equals or exceeds substantially all of the fair value of the underlying asset; and (v) the underlying asset is such a specialized nature that it is expected to have no alternative use to the lessor at the end of the lease term. As of March 31, 2022, our lease population consisted of real estate operating leases. As of March 31, 2022, we did not have finance leases.

Operating leases are included in Operating lease right-of-use ("ROU") assets, Operating lease liabilities — current and Operating lease liabilities — long term in our condensed balance sheet. ROU assets represent our right to use the underlying assets for the lease term and lease liabilities represent our obligation to make lease payments arising from the leases. Operating lease ROU assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. In determining the present value of lease payments, if the rate implicit in the lease is not readily determinable, we use our incremental borrowing rate based on the information available at the lease commencement date. We determine the incremental borrowing rate based on an analysis of corporate bond yields with a credit rating similar to us. The determination of our incremental borrowing rate requires management judgment, including development of a synthetic credit rating and cost of debt, as we currently do not carry any debt. We believe that the estimates used in determining the incremental borrowing rate are reasonable based upon current facts and circumstances. Applying different judgment to the same facts and circumstances could yield a different incremental borrowing rate. The operating lease ROU assets also include adjustments for prepayments and accrued lease payments and exclude lease incentives. ROU assets and lease liabilities may include options to extend or terminate leases if it is reasonably certain that we will exercise such options. Lease payments which are fixed and determinable are amortized as rent and lease expense on a straight-line basis over the expected lease term. Variable lease costs, which are dependent on usage, a rate or index, including common area maintenance charges, are expensed as incurred. Lease agreements that include lease and non-lease components are accounted for as a single lease component. Lease agreements with non-cancelable terms of less than 12 months are not recorded on our condensed balance sheets.

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

Recently Adopted Accounting Pronouncements

In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832): Disclosure by Business Entities about Government Assistance, which requires disclosures about transactions with a government entity that are accounted for by applying a grant or contribution accounting model by analogy to other accounting guidance, such as a grant model within International Accounting Standard 20, Accounting for Government Grants and Disclosure of Government Assistance (Subtopic 958-605), Not-For-Profit Entities - Revenue Recognition. The required disclosures include (i) the nature of the transaction and the related accounting policy used to account for the transaction, (ii) the financial statement line items that are affected by the transactions and (iii) the significant terms and conditions of the transactions, including commitments and contingencies. This standard is effective for annual periods beginning after December 15, 2021, with early adoption and retrospective or prospective application permitted. This standard is effective for us on January 1, 2022 and only impacts annual financial statement footnote disclosures. In Note 10, "Funding Arrangement," we included disclosures on our cost-reimbursement research award from Combating Antibiotic Resistant Bacteria Biopharmaceutical Accelerator ("CARB-X"). The adoption of this standard did not have a material impact on our financial statements.

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

Level 1 securities consist of highly liquid money market funds for which the carrying amounts approximate their fair values due to their short maturities. U.S. Treasury securities are valued using Level 1 inputs based on unadjusted, quoted prices in active markets that are observable at the measurement date for identical assets or liabilities. Level 2 securities, consisting of corporate debt, commercial paper, U.S. government agency securities and asset-backed securities, are measured based on other observable inputs, including broker or dealer quotations or alternative pricing sources. When quoted prices in active markets for identical assets or liabilities are not available, we rely on non-binding quotes from our investment managers, which are based on proprietary valuation models of independent pricing services. These models generally use inputs such as observable market data, quoted market prices for similar instruments or historical pricing trends of securities relative to our peers. To validate the fair value determinations provided by our investment managers, we review the pricing movement in the context of overall market trends and trading information from our investment managers. In addition, we assess the inputs and methods used in determining the fair value in order to determine the classification of securities in the fair value hierarchy. We had no Level 3 securities as of March 31, 2022 or December 31, 2021.

There were no transfers within the hierarchies during the three months ended March 31, 2022 or the year ended December 31, 2021.

The following tables set forth our financial instruments measured at fair value on a recurring basis by level within the fair value hierarchy at March 31, 2022 and December 31, 2021:

		March 31, 2022
	Fair Value Hierarchy Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Assets		(in thousands)
Cash and cash equivalents:
Cash	Level 1	$140,164	$—	$—	$140,164
Money market funds	Level 1	23,104	—	—	23,104
U.S. Treasury securities	Level 1	3,000			3,000
Commercial paper	Level 2	35,476	—	(3)	35,473
Total cash and cash equivalents		201,744	—	(3)	201,741
Investments:
U.S. Treasury securities	Level 1	45,191	—	(266)	44,925
Commercial paper	Level 2	42,940	—	(46)	42,894
Corporate debt	Level 2	24,779	—	(271)	24,508
Asset-backed securities	Level 2	13,840	—	(62)	13,778
U.S. government agency securities	Level 2	24,677	—	(185)	24,492
Total investments		151,427	—	(830)	150,597

Total assets measured at fair value		$353,171	$—	$(833)	$352,338

		December 31, 2021
	Fair Value Hierarchy Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Assets		(in thousands)
Cash and cash equivalents:
Cash	Level 1	$27,834	$—	$—	$27,834
Money market funds	Level 1	17,555	—	—	17,555
Commercial paper	Level 2	23,597	—	(1)	23,596
Total cash and cash equivalents		68,986	—	(1)	68,985
Investments:
U.S. Treasury securities	Level 1	45,290	—	(73)	45,217
Commercial paper	Level 2	61,941	—	(22)	61,919
Corporate debt	Level 2	58,498	—	(74)	58,424
Asset-backed securities	Level 2	13,899	—	(25)	13,874
U.S. government agency securities	Level 2	24,714	—	(46)	24,668
Total investments		204,342	—	(240)	204,102

Total assets measured at fair value		$273,328	$—	$(241)	$273,087

The following table presents the contractual maturities of our investments as of March 31, 2022 (in thousands):

March 31, 2022
Fair Value
Due in less than one year	$132,900
Due in one to five years	17,697
Total	$150,597

4. Balance Sheet Details

Property and Equipment, Net

Property and equipment, net as of March 31, 2022 and December 31, 2021 consisted of the following:

	March 31,	December 31,
	2022	2021
	(in thousands)
Furniture and equipment	$1,608	$1,619
Computers and computer software	439	430
Lab equipment	10,883	9,453
Leasehold improvements	1,329	—
Total property and equipment	14,259	11,502
Less: accumulated depreciation and amortization	(4,121)	(3,548)
Property and equipment, net	$10,138	$7,954

Depreciation and amortization expense for the three months ended March 31, 2022 and 2021 was $0.6 million and $0.3 million, respectively.

Accrued Expenses

Accrued expenses as of March 31, 2022 and December 31, 2021 consisted of the following:

	March 31,	December 31,
	2022	2021
	(in thousands)
Preclinical studies	$5,327	$5,039
Clinical studies	475	—
Professional fees	972	400
Other accrued expenses	970	3,348
Total	$7,744	$8,787

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

In January 2021, we entered into a lease agreement for our new corporate headquarters facility in San Carlos, California and a license agreement for temporary lab and office space in Palo Alto, California. The lease term for our new corporate headquarters facility expires December 31, 2025. We have two 60-month renewal options. The original term of the license agreement for the temporary space in Palo Alto terminated when the San Carlos office leasehold improvements were completed and we moved into our new corporate headquarters. We extended the license agreement for the Palo Alto office by 60 days to March 3, 2022 to accommodate our relocation plan. These two leases are accounted for as a combined lease because the contracts were negotiated as a package with the same commercial objective.

Information related to our ROU assets and related lease liabilities was as follows (dollar amounts in thousands):

March 31,
2022
Cash paid for operating lease liabilities	$621
Operating lease right-of-use assets	26,121

Current operating lease liabilities	$6,578
Non-current operating lease liabilities	15,832
Total lease liabilities	$22,410

Weighted-average remaining lease term (in years)	3.54
Weighted-average discount rate	7.6%

Maturities of lease liabilities as of March 31, 2022 were as follows:

Years ending December 31,	(in thousands)
Remainder of 2022	$5,132
2023	6,639
2024	6,805
2025	6,977
Thereafter	—
Total future undiscounted lease payments	25,553
Less: Imputed interest	(3,143)
Total lease liabilities	$22,410

Future minimum payments required under operating leases as of December 31, 2021 were as follows:

Years ending December 31,	(in thousands)
2022(1)	$(105)
2023	6,639
2024	6,805
2025	6,976
Thereafter	—
Total future undiscounted lease payments	20,315
Less: Imputed interest	(3,532)
Total lease liabilities	$16,783

(1)
Maturities for 2022 are net of lease incentives of $0.9 million allocated to the Palo Alto office.

Rent expense recognized under the leases was $2.2 million and $0.4 million for the three months ended March 31, 2022 and 2021, respectively.

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

Guarantees and Indemnifications

In the normal course of business, we enter into agreements that contain a variety of representations and provide for general indemnification. Our exposure under these agreements is unknown because it involves claims that may be made against us in the future. To date, we have not paid any claims or been required to defend any action related to our indemnification obligations. As of March 31, 2022, we did not have any material indemnification claims that were probable or reasonably possible and consequently have not recorded related liabilities.

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

In April 2022, we entered into a master services agreement for drug product development and manufacturing (the "Master Services Agreement") with Lonza effective as of March 22, 2022, pursuant to which Lonza will perform manufacturing process development and clinical manufacture and supply of our proprietary pneumococcal conjugate vaccine. Unless terminated earlier, the Master Services Agreement will remain in place for a period of five years. Either party may terminate the Master Services Agreement for any reason with prior written notice to the other party, provided that Lonza may not exercise such right until a specified future date. In addition, either party may terminate the Master Services Agreement (i) within a given time period upon any material breach that is left uncured by the other party, or (ii) immediately if the other party becomes insolvent. We may also terminate the Master Services Agreement upon an extended force majeure event. Upon expiration and/or termination of the Master Services Agreement and/or any purchase order, we will pay Lonza for all services rendered, all costs incurred, all unreimbursed capital equipment and any cancellation fees.

Under the Lonza Agreements, we will pay Lonza agreed-upon fees for Lonza’s performance of manufacturing services and reimburse Lonza for its out-of-pocket costs for purchases of raw materials, as well as a customary procurement and handling fee. Each Lonza Agreement is managed by a steering committee and any dispute at the steering committee will be resolved by senior executives of the parties.

7. Common Stock

Our certificate of incorporation authorizes us to issue up to 500,000,000 shares of common stock with $0.001 par value per share, of which 56,499,544 and 53,031,978 shares were issued and outstanding as of March 31, 2022 and December 31, 2021, respectively. The holders of our common stock are also entitled to receive dividends whenever funds are legally available, when and if declared by our board of directors. As of March 31, 2022 and December 31, 2021, no dividends had been declared. Each share of common stock is entitled to one vote.

In July 2021, we entered into an Open Market Sales AgreementSM (the “ATM Sales Agreement”) with Jefferies LLC (“Jefferies”), which provides that, upon the terms and subject to the conditions and limitations set forth in the ATM Sales Agreement, we may elect to issue and sell, from time to time, shares of our common stock having an aggregate offering price of up to $150.0 million through Jefferies acting as our sales agent or principal. We will pay Jefferies a commission of up to 3.0% of the gross sales proceeds of any common stock sold through Jefferies under the ATM Sales Agreement; however, we are not obligated to make any sales of common stock. As of March 31, 2022, we have sold 693,567 shares of our common stock under the ATM Sales Agreement at an average price of $25.29 per share for aggregate gross proceeds of $17.5 million ($17.0 million net of commissions and offering expenses).

In January 2022, we completed an underwritten public offering in which we issued 2,500,000 shares of common stock at a price of $20.00 per share and pre-funded warrants to purchase 2,500,000 shares of our common stock at a price of $19.999 per underlying share. In February 2022, the underwriters exercised their option to purchase an additional 750,000 shares of common stock. In aggregate, we received approximately $107.6 million in net proceeds after deducting underwriting discounts and commissions and other offering expenses payable by us.

Common stock reserved for future issuance under the 2020 Equity Incentive Plan (the “2020 Plan”) and the 2014 Equity Incentive Plan (the “2014 Plan”) was as follows, and excludes 62,382 shares issued outside of the 2014 Plan and 2020 Plan:

	March 31,	December 31,
	2022	2021
Options issued and outstanding	6,797,419	5,295,007
Restricted stock units outstanding	373,441	—
Shares available for future stock option grants	6,789,842	6,104,756
Total	13,960,702	11,399,763

8. Pre-Funded Warrants

In connection with our underwritten public offering in January 2022, we issued 2,500,000 shares of our common stock at a price of $20.00 per share and pre-funded warrants to purchase 2,500,000 shares of our common stock at a price of $19.999 per underlying share. Each pre-funded warrant has an exercise price of $0.001 per share.

The public offering price for the pre-funded warrants was equal to the public offering price of our common stock, less the $0.001 exercise price of each pre-funded warrant and was recorded as a component of stockholders' equity within additional paid-in-capital. The pre-funded warrants will not expire until they are fully exercised.

The pre-funded warrants will be exercisable, at the option of each holder, in whole or in part by delivering to us a duly executed exercise notice and payment of the exercise price. No fractional shares of common stock will be issued in connection with the exercise of a pre-funded warrant. The holder of the pre-funded warrants may also satisfy its obligation to pay the exercise price through a "cashless exercise," in which the holder receives the net value of the pre-funded warrant in shares of common stock determined according to the formula set forth in the pre-funded warrant.

The pre-funded warrants will not expire until they are fully exercised. However, we may not effect the exercise of any pre-funded warrants, and a holder will not be entitled to exercise any portion of any pre-funded warrants that, upon giving effect to such exercise, would cause: (i) the aggregate number of shares of our common stock beneficially owned by such holder (together with affiliates) to exceed 9.99% of the number of shares of our common stock outstanding immediately after giving effect to the exercise; or (ii) the combined voting power of our securities beneficially owned by such holder (together with its affiliates) to exceed 9.99% of the combined voting power of all of our securities outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of the pre-funded warrants. However, any holder of a pre-funded warrant may increase or decrease such percentage to any other percentage not in excess of 19.99% upon at least 61 days' prior notice for the holder to us. As of March 31, 2022, no shares underlying the pre-funded warrants had been exercised.

9. Equity Incentive Plans

2020 and 2014 Equity Incentive Plans

In June 2020, our board of directors adopted, and our stockholders approved, the 2020 Plan, which became effective on June 11, 2020. Under the 2020 Plan, we may grant stock options, appreciation rights, restricted stock and restricted stock units ("RSUs") to employees, consultants and directors. Stock options granted under the 2020 Plan may be either incentive stock options or nonqualified stock options. Incentive stock options may be granted only to our employees, including officers and directors who are also employees. Nonqualified stock options may be granted to our employees, officers, directors, consultants and advisors. The exercise price of stock options granted under the 2020 Plan must be at least equal to the fair market value of the common stock on the date of grant, except that an incentive stock option granted to an employee who owns more than 10% of the shares of our common stock shall have an exercise price of no less than 110% of the fair value per share on the grant date and expire five years from the date of grant. The maximum term of stock options granted under the 2020 Plan is 10 years, unless subject to the provisions regarding 10% stockholders. Our stock options granted to new employees generally vest over four years at a rate of 25% upon the first anniversary of the vesting commencement date and monthly thereafter. Our other stock options granted to employees generally vest on terms consistent with stock options granted to new employees or monthly over four years from the vesting commencement date. Our RSUs granted to new employees generally vest over four years at a rate of 25% upon one year from the grant date, then 12.5% every six months thereafter. Our other RSUs granted to employees generally vest over three and a half years at a rate of 25% upon six months from the grant date, then 12.5% every six months thereafter. A total of 10,150,000 shares of common stock were approved to be initially reserved for issuance under the 2020 Plan. The number of shares that remained available for issuance under the 2014 Plan as of the effective date of the 2020 Plan and shares subject to outstanding awards under the 2014 Plan as of the effective date of the 2020 Plan that are subsequently canceled, forfeited or repurchased by us will be added to the shares reserved under the 2020 Plan. In addition, the number of shares of common stock available for issuance under the 2020 Plan will be automatically increased on the first day of each calendar year during the ten-year term of the 2020 Plan, beginning with January 1, 2021 and ending with January 1, 2030, by an amount equal to 5% of the outstanding number of shares of our common stock on December 31 of the preceding calendar year or such lesser amount as determined by our board of directors. Effective January 1, 2022, the number of shares of common stock available under the 2020 Plan increased by 2,651,598 shares pursuant to the evergreen provision. As of March 31, 2022, an aggregate of 7,162,898 shares of common stock were available for issuance under the 2020 Plan.

Our 2014 Plan permitted the granting of incentive stock options, non-statutory stock options, restricted stock and other stock-based awards. Subsequent to the adoption of the 2020 Plan, no additional equity awards can be made under the 2014 Plan. As of March 31, 2022, 3,568,919 shares and 3,228,500 shares of common stock were subject to outstanding options under the 2014 Plan and 2020 Plan, respectively.

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

At March 31, 2022 and December 31, 2021, 6,484 and 7,410 shares, respectively, remained subject to our right of repurchase as a result of the early exercised stock options. The remaining liabilities related to early exercised shares as of March 31, 2022 and December 31, 2021 were both less than $0.1 million and were recorded in other liabilities.

Stock Option Activity

Stock option activity under our 2020 Plan and 2014 Plan, which excludes options to purchase 62,382 shares granted outside of the 2020 Plan and 2014 Plan, was as follows:

		Options Outstanding
Stock Option Activity	Options Available for Grant	Number of Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balances — December 31, 2021	6,104,756	5,295,007	$9.30
Additional shares authorized	2,651,598	—
Options granted	(1,605,819)	1,605,819	$24.57
Options exercised	—	(91,044)	$3.18
Options forfeited	12,363	(12,363)	$22.16
Balances — March 31, 2022	7,162,898	6,797,419	$12.96	8.08	$78,759
Vested and expected to vest — March 31, 2022		6,797,419	$12.96	8.08	$78,759
Exercisable at March 31, 2022		2,828,303	$5.35	6.90	$53,676

During the three months ended March 31, 2022 and 2021, 91,044 and 267,208 shares of stock options, respectively, were exercised for cash at a weighted-average price per share of $3.18 and $1.82, respectively. The weighted-average grant date fair value of options granted for the three months ended March 31, 2022 and 2021 was $16.34 and $17.70, respectively. The intrinsic value of the stock options exercised was $1.8 million and $6.4 million for the three months ended March 31, 2022 and 2021, respectively.

Restricted Stock Units Activity

In March 2022, our board of directors authorized the issuance of RSUs under our 2020 Plan and adopted a form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement ("the RSU Agreement"), which is intended to serve as a standard form agreement for RSU grants issued to employees. RSU activity for the three months ended March 31, 2022 was as follows:

	Shares	Weighted- Average Grant-Date Fair Value
Unvested at December 31, 2021	—	$—
Granted	373,823	24.67
Vested	—	—
Cancelled	(382)	24.79
Unvested at March 31, 2022	373,441	24.67

The weighted-average grant date fair value of RSUs granted during the three months ended March 31, 2022 was $24.67. The aggregate fair value of unvested RSU is calculated using the closing price of our common stock of $24.15 on March 31, 2022. As of March 31, 2022, the unrecognized stock-based compensation cost of unvested RSUs was $7.0 million, which is expected to be recognized over a weighted-average period of 3.5 years. There were no RSUs vested as of March 31, 2022.

2020 Employee Stock Purchase Plan

In June 2020, our board of directors adopted, and our stockholders approved, the 2020 Employee Stock Purchase Plan (the “2020 ESPP”), which became effective on June 11, 2020. The 2020 ESPP permits participants to purchase common stock through payroll deductions of up to 15% of their eligible compensation. Employees enrolled in the 2020 ESPP purchase shares of common stock at a price per share equal to 85% of the lower of the fair market value at the start or end of the six-month purchase periods within the two-year offering period. A total of 650,000 shares of common stock were approved to be initially reserved for issuance under the 2020 ESPP. In addition, the number of shares of common stock available for issuance under the 2020 ESPP will be automatically increased on the first day of each calendar year during the ten-year term of the 2020 Plan, beginning with January 1, 2021 and ending with January 1, 2030, by an amount of 1% of the outstanding number of shares of our common stock on December 31st of the preceding calendar year or such lesser amount as determined by our board of directors. Effective January 1, 2022, the number of shares of common stock available under the 2020 ESPP increased by 530,319 shares pursuant to the evergreen provision. As of March 31, 2022, 1,601,023 shares of common stock were available for issuance under the 2020 ESPP.

Stock-based Compensation

We estimated the fair value of employee stock options using the Black-Scholes option-pricing model for the three months ended March 31, 2022 and 2021 using the following weighted-average assumptions:

	Three Months Ended March 31,
	2022	2021
Fair Value Assumptions
Expected volatility	78.1% - 78.9%	81.0% - 82.5%
Expected dividend yield	0%	0%
Expected term (in years)	5.4	5.5
Risk-free interest rate	1.6% - 2.4%	0.5% - 1.0%

We estimated the fair value of shares under the 2020 ESPP using the Black-Scholes option-pricing model for the three months ended March 31, 2022 and 2021 using the following weighted-average assumptions:

	Three Months Ended March 31,
	2022	2021
Fair Value Assumptions
Expected volatility	86.7% - 97.5%	105.8% - 158.2%
Expected dividend yield	0%	0%
Expected term (in years)	0.5 - 2.0	0.4 - 2.0
Risk-free interest rate	0.1% - 0.5%	0.1% - 0.2%

We recorded total stock-based compensation expense for the three months ended March 31, 2022 and 2021 related to the 2014 Plan, the 2020 Plan and the 2020 ESPP in the condensed statements of operations and allocated the amounts as follows:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Research and development	$1,775	$683
General and administrative	2,324	1,182
Total	$4,099	$1,865

10. Funding Arrangement

In July 2019, we received a cost-reimbursement research award from CARB-X, a public-private partnership funded under a Cooperative Agreement from Assistant Secretary for Preparedness and Response/Biomedical Advanced Research and Development Authority (“BARDA”) and by awards from Wellcome Trust, Germany’s Federal Ministry of Education and Research, the United Kingdom Global Antimicrobial Resistance Innovation Fund and the Bill & Melinda Gates Foundation. In connection with this funding, we entered into a cost-reimbursement sub-award agreement with the Trustees of Boston University, the administrator of the program. The initial award provided the potential for funding up to four years to develop a universal vaccine to prevent infections caused by Group A Strep bacteria, which include pharyngitis, impetigo and necrotizing fasciitis. The initial award committed initial funding of up to $1.6 million for our VAX-A1 program and, subject to a CARB-X decision to extend the options, up to $15.1 million in total funding available upon achievement of development milestones over the next four years. Specified research expenditures are reimbursable expenses associated with agreed-upon activities needed to advance the research project supported by the grant. These expenditures can include labor, laboratory supplies, travel, consulting and third-party vendor research and development support costs.

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

Income from grants is recognized in the period during which the related specified expenses are incurred, provided that the conditions under which the grants were provided have been met. We recognized $0.2 million and $0 of grant income under the CARB-X and Shigella awards and recorded the amounts in Other income (expense), net in the condensed statement of operations during the three months ended March 31, 2022 and 2021, respectively. A grant receivable of $0.1 million and $1.2 million representing unreimbursed, eligible costs incurred under the CARB-X and Shigella agreements was recorded and included in Prepaid expenses and other current assets in the condensed balance sheets as of March 31, 2022 and December 31, 2021, respectively.

11. Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share and excludes shares which are legally outstanding, but subject to repurchase by us:

	Three Months Ended March 31,
	2022	2021
Net loss (in thousands)	$(38,986)	$(21,220)
Weighted-average shares outstanding used in computing net loss per share, basic and diluted(1)	57,547,808	51,174,978
Net loss per share, basic and diluted	$(0.68)	$(0.41)

(1)
Includes shares of common stock into which pre-funded warrants may be exercised. See Note 8 - Pre-Funded Warrants.

Potentially dilutive securities outstanding as of the periods presented below were excluded from the computation of diluted net loss per share for the three months ended March 31, 2022 and 2021 because including them would have been antidilutive:

	As of March 31,
	2022	2021
Stock options	6,859,801	4,863,399
Restricted stock units	373,441	—
Total	7,233,242	4,863,399

12. Income Taxes

In determining quarterly provisions for income taxes, we use the annual estimated effective tax rate applied to the actual year-to-date profit or loss, adjusted for discrete items arising in that period. Our annual estimated effective tax rate differs from the U.S. federal statutory rate primarily as a result of state taxes and changes in our valuation allowance against our deferred tax assets. For all periods presented, we have incurred net pre-tax losses in the United States. During the three months ended March 31, 2022, there were no material changes to our unrecognized tax benefits, and we do not expect to have any significant changes to unrecognized tax benefits through the end of the fiscal year. For the three months ended March 31, 2022, we reported zero tax provision. We do not have any tax audits or other issues pending.

13. Related Party Transactions

We have an ongoing relationship with Sutro Biopharma. We licensed certain intellectual property and acquired certain supply rights from Sutro Biopharma, including the right to use the XpressCF platform to discover and develop vaccine candidates for the treatment or prophylaxis of infectious diseases. On October 12, 2015, we and Sutro Biopharma (the “Parties”) entered into the Sutro Biopharma License Agreement, which amended and restated an agreement dated August 1, 2014. The Sutro Biopharma License Agreement was subsequently amended on May 9, 2018 (“License Amendment A1”) and May 29, 2018 (“License Amendment A2”). In consideration for the License Amendment A2, we issued to Sutro Biopharma a preferred stock warrant to purchase 59,276 shares of Series C redeemable convertible preferred stock at a purchase price of $11.5215 per share. We also entered into a separate supply agreement with Sutro Biopharma on May 29, 2018, which was amended in February 2021 (the “Sutro Biopharma Supply Agreement”). As of June 2, 2021, Sutro Biopharma was no longer considered as a related party.

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

As Sutro Biopharma was no longer considered a related party as of June 2, 2021, we excluded expenses after that date from related party transaction expenses. We recognized expenses related to the Sutro Biopharma Supply Agreement of $0 and $1.6 million for the three months ended March 31, 2022 and 2021, respectively. Accrued expenses payable to Sutro Biopharma were no longer considered as related party transactions as of March 31, 2022 and December 31, 2021, respectively.

14. Subsequent Events

Subsequent to March 31, 2022, through May 6, 2022, we sold a total of 1,793,410 shares of our common stock under the ATM Sales Agreement at an average price of $24.95 per share, generating aggregate gross proceeds of $44.7 million ($43.6 million net of commissions and offering expenses).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed financial statements and related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements and notes thereto for the year ended December 31, 2021 filed with the Securities and Exchange Commission, or the SEC, on February 28, 2022. This discussion and analysis contains forward-looking statements based upon our current beliefs, plans and expectations that involve risks, uncertainties and assumptions, such as statements regarding our plans, objectives, expectations, intentions and beliefs. Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. You should carefully read the “Risk Factors” section of this Quarterly Report on Form 10-Q to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements. Please also see the section titled “Special Note Regarding Forward-Looking Statements.”

Overview

We are a clinical-stage vaccine innovation company engineering high-fidelity vaccines to protect humankind from the consequences of bacterial diseases. We are developing broad-spectrum conjugate and novel protein vaccines to prevent or treat bacterial infectious diseases. We are re-engineering the way highly complex vaccines are made through modern synthetic techniques, including advanced chemistry and the XpressCF cell-free protein synthesis platform, exclusively licensed from Sutro Biopharma, Inc. Unlike conventional cell-based approaches, our system for producing difficult-to-make proteins and antigens is intended to accelerate our ability to efficiently create and deliver high-fidelity vaccines with enhanced immunological benefits. Our pipeline includes pneumococcal conjugate vaccine, or PCV, candidates that we believe are among the most broad-spectrum PCV candidates currently in development, targeting the approximately $7 billion global pneumococcal vaccine market. Our lead vaccine candidate, VAX-24, is a 24-valent, broad-spectrum investigational PCV being developed for the prevention of invasive pneumococcal disease, or IPD, and pneumonia. On January 6, 2022, we announced that the U.S. Food and Drug Administration, or FDA, cleared our investigational new drug, or IND, application for VAX-24 in adults. On February 23, 2022, we announced the initiation of our Phase 1/2 clinical proof-of-concept study in adults 18 to 64 years of age. The Phase 1 portion of the study includes 64 healthy adults 18 to 49 years of age and the Phase 2 portion of the study includes approximately 800 healthy adults 50 to 64 years of age. On April 4, 2022, we announced the initiation of the Phase 2 portion of this study in adults 50 to 64 years of age. The initiation of the Phase 2 portion of the study occurred after an independent Data Monitoring Committee completed a prespecified review of Phase 1 safety and tolerability data and recommended that the study progress as planned. We expect to announce topline safety, tolerability and immunogenicity results from the Phase 1 and Phase 2 portions of this study by the end of 2022. Based on the successful completion of the Phase 1 portion of this study, we expect to begin enrollment in a separate Phase 2 study in healthy adults aged 65 and older in mid-2022 and to announce topline safety, tolerability and immunogenicity results from this study in the first half of 2023. Subject to a pre-IND meeting with the FDA and the successful topline results of the Phase 1/2 proof-of-concept study in adults 18 to 64 years of age, we anticipate submitting a pediatric IND application to the FDA for VAX-24 in the first half of 2023. Our second PCV candidate, VAX-XP, leverages our scalable and modular platform and builds on the technical proof of concept established by VAX-24 and is designed to expand the breadth of coverage to greater than 30 strains without compromising immunogenicity due to carrier suppression. In addition to our PCV franchise, we are developing a novel conjugate vaccine candidate for Group A Strep and a novel protein vaccine candidate targeting the keystone pathogen responsible for periodontitis.

Since December 31, 2021, key developments affecting our business include the following:

•
Dosed First Participants in both the Phase 1 and Phase 2 Portions of Ongoing VAX-24 Phase 1/2 Clinical Proof-of-Concept Study in Adults: In February 2022, we announced that the first participants were dosed in the Phase 1 portion of the VAX-24 Phase 1/2 clinical study. This was followed by an announcement in April 2022 that the first participants had been dosed in the Phase 2 portion of this study. The initiation of the Phase 2 portion, which includes healthy adults 50 to 64 years of age, occurred after the independent Data Monitoring Committee completed a prespecified review of initial Phase 1 safety and tolerability data and recommended that the study progress as planned.
o
The VAX-24 Phase 1/2 clinical proof-of-concept study is a randomized, observer-blind, dose-finding, controlled study designed to evaluate the safety, tolerability and immunogenicity of VAX-24 in healthy adults (NCT05266456).
o
The Phase 1 portion of the study is evaluating safety and tolerability of a single injection of VAX-24 at three dose levels and compared to Prevnar 20 in 64 healthy adults 18 to 49 years of age.
o
The Phase 2 portion is evaluating the safety, tolerability and immunogenicity of a single injection of VAX-24 at three dose levels and compared to Prevnar 20 in approximately 800 healthy adults 50 to 64 years of age.

The prespecified immunogenicity endpoints of the Phase 2 portion of the study include an assessment of the induction of antibody responses, using immunoglobulin G (IgG) and opsonophagocytic activity (OPA), at each of the three VAX-24 doses and compared to Prevnar 20 and, for the additional four serotypes contained in VAX-24 and Pneumovax 23, but not in Prevnar 20, the four-fold rise in antibody titers. The study is currently being conducted at 13 sites in the United States.

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

•
Appointed Mikhail Eydelman as Senior Vice President, General Counsel & Corporate Secretary: In April 2022, Mikhail Eydelman joined as Senior Vice President, General Counsel and Corporate Secretary and a member of the executive committee. Mr. Eydelman is an accomplished legal executive who brings significant experience in multiple areas, including commercial agreements and partnerships, securities matters, business development, litigation, healthcare compliance and product launches. Most recently, Mr. Eydelman served as General Counsel at Sagent Pharmaceuticals, a publicly traded commercial-stage pharmaceutical company. Previously, he was Assistant General Counsel for Integrated DNA Technologies, a supplier of nucleic acids acquired by Danaher Corporation. Mr. Eydelman also held legal roles of increasing responsibility at Akorn, a publicly traded commercial-stage pharmaceutical company. Prior to that, he practiced law at the premier international law firms of Latham & Watkins, Allen & Overy and Bryan Cave.

Since our inception in November 2013, we have devoted substantially all of our resources to performing research and development, undertaking preclinical studies, advance our vaccine candidates through clinical trials and enabling manufacturing activities in support of our product development efforts, acquiring and developing our technology and vaccine candidates, organizing and staffing our company, establishing our intellectual property portfolio and raising capital to support and expand such activities. We do not have any products approved for sale and have not generated any revenue from product sales. To date, we have financed our operations primarily with proceeds from the sales of our common stock, pre-funded warrants to purchase our common stock and, prior to our initial public offering, or IPO, in June 2020, redeemable convertible preferred stock. We will continue to require additional capital to develop our vaccine candidates and fund operations for the foreseeable future. Accordingly, until such time as we can generate significant revenue from sales of our vaccine candidates, if ever, we expect to finance our cash needs through public or private equity or debt financings, third-party (including government) funding and marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches.

We have incurred net losses in each year since inception and expect to continue to incur net losses in the foreseeable future. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending in large part on the timing of our preclinical studies, clinical trials and manufacturing activities, and our expenditures on other research and development activities. Our net loss was $39.0 million for the three months ended March 31, 2022. As of March 31, 2022, we had an accumulated deficit of $337.6 million. As of March 31, 2022, we had cash, cash equivalents and investments of $352.3 million, which we believe will be sufficient to fund our operating expenses and capital expenditure requirements through at least the next 12 months from the filing date of this Quarterly Report on Form 10-Q.

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

In May 2018, we entered into a supply agreement, which we refer to as the Sutro Biopharma Supply Agreement, with Sutro Biopharma pursuant to which we purchase from Sutro Biopharma extract and custom reagents for use in manufacturing non-clinical and certain clinical supply of vaccine compositions utilizing the technology licensed under the Sutro License at prices not to exceed a specified percentage above Sutro Biopharma’s fully burdened manufacturing cost. If any extracts or custom reagents do not meet the specifications and warranties provided, then we will not have an obligation to pay for the non-conforming product, and Sutro Biopharma will be obligated to replace the non-conforming product within the shortest possible time with conforming product at our cost. The term of the Sutro Biopharma Supply Agreement is from execution until the later of July 31, 2021 and the date the parties enter into and commence activities under the supply agreement unless extended through a subsequent supply agreement for the supply of extract and custom reagents for vaccine compositions for Phase 3 and commercial uses as contemplated in the Supply Agreement. In February 2021, we entered into an amendment to the Sutro Biopharma Supply Agreement and extended the term to July 31, 2022. We are currently in the process of negotiating and extending the term of the Sutro Biopharma Supply Agreement.

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

In April 2022, we entered into a master services agreement for drug product development and manufacturing (the "Master Services Agreement") with Lonza effective as of March 22, 2022, pursuant to which Lonza will perform manufacturing process development and clinical manufacture and supply of our proprietary pneumococcal conjugate vaccine. Unless terminated earlier, the Master Services Agreement will remain in place for a period of five years. Either party may terminate the Master Services Agreement for any reason with prior written notice to the other party, provided that Lonza may not exercise such right until a specified future date. In addition, either party may terminate the Master Services Agreement (i) within a given time period upon any material breach that is left uncured by the other party, or (ii) immediately if the other party becomes insolvent. We may also terminate the Master Services Agreement upon an extended force majeure event. Upon expiration and/or termination of the Master Services Agreement and/or any purchase order, we will pay Lonza for all services rendered, all costs incurred, all unreimbursed capital equipment and any cancellation fees.

Under the Lonza Agreements, we will pay Lonza agreed upon fees for Lonza’s performance of manufacturing services, and we will reimburse Lonza for its out-of-pocket costs associated with purchasing raw materials, plus a customary handling fee. Each Lonza Agreement is managed by a steering committee and any dispute at the steering committee will be resolved by senior executives of the parties.

Impact of COVID-19

We are continuing to closely monitor the impact of the global COVID-19 pandemic on our business and are taking proactive efforts designed to protect the health and safety of our employees and to maintain business continuity. We believe that the measures we have implemented and continue to implement are appropriate, and we will continue to monitor and seek to comply with guidance from governmental authorities and adjust our activities as appropriate. Based on guidance issued by federal, state and local authorities, we transitioned to a remote work model for our non-lab-based employees in March 2020, while maintaining essential in-person laboratory functions in order to advance key research and development initiatives, supported by the implementation of updated onsite safety procedures, including routine testing of employees. In 2021, we began to allow non-lab employees who have been fully vaccinated to return to the office on a voluntary and limited basis. In addition, we implemented requirements for employees to obtain COVID-19 booster shots. In April 2022, we began to require non-lab employees to return to the office pursuant to a hybrid approach, which allows for partial remote work.

In particular, the COVID-19 pandemic has slowed raw material supply chains and travel restrictions delayed the qualification of key analytical equipment used in manufacturing and curtailed in-person contract manufacturing organization, or CMO, oversight of manufacturing, affecting our manufacturing processes. As the pandemic continues, we could see an additional impact on our ability to advance our programs, obtain supplies from our contract manufacturers and other manufacturers, enroll participants in our clinical trials or interact with regulators, ethics committees or other important agencies due to limitations in regulatory authority, employee resources or otherwise. In any event, if the COVID-19 pandemic continues and persists for an extended period of time, we could experience significant disruptions to our development timelines, which would adversely affect our business, financial condition, results of operations and growth prospects.

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

We expect our research and development expenses to increase substantially in absolute dollars for the foreseeable future as we advance our vaccine candidates into and through preclinical studies and clinical trials, scale up our manufacturing activities, pursue regulatory approval of our vaccine candidates and expand our pipeline of vaccine candidates. The process of conducting the necessary preclinical and clinical research and completing the manufacturing requirements to obtain regulatory approval is costly and time-consuming. The actual probability of success for our vaccine candidates may be affected by a variety of factors, including the safety and efficacy of our vaccine candidates, early clinical data, investment in our clinical programs, competition, manufacturing capability and commercial viability. We may never succeed in achieving regulatory approval for any of our vaccine candidates. As a result of the uncertainties discussed above, we are unable to determine the duration and completion costs of our research and development projects or if, when and to what extent we will generate revenue from the commercialization and sale of our vaccine candidates.

We accrue for costs related to research and development activities based on our estimates of the services received and efforts expended pursuant to quotes and contracts with vendors, including CMOs and clinical research organizations, or CROs, that conduct research and development on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. There may be instances in which payments made to our vendors exceed the level of services provided and result in a prepayment of the research and development expense. Advance payments for goods and services to be used in future research and development activities are expensed when the activity has been performed or when the goods have been received. We make significant judgments and estimates in determining accrued research and development liabilities as of each reporting period based on the estimated time period over which services will be performed and the level of effort to be expended. If the actual timing of the performance of services or the level of effort varies from our estimate, we adjust the accrual or prepaid expense accordingly.

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

Our research and development costs may vary significantly based on factors such as:

•
the costs and timing of our chemistry, manufacturing and controls, or CMC, activities, including fulfilling GMP-related standards and compliance, and identifying and qualifying second suppliers;
•
the costs related to raw materials estimates from our third-party manufacturing and supply partners;
•
the cost of clinical trials of our vaccine candidates;
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

Other Income (Expense), Net

Other income (expense), net includes interest income earned from our cash, cash equivalents and investments, grant income, realized gains (losses) on marketable securities and foreign currency transaction gains (losses) related to our Swiss Franc cash and liability balances (see Note 2, “Basis of Presentation and Summary of Significant Accounting Policies” and Note 3, “Fair Value Measurements and Fair Value of Financial Instruments” to our condensed financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more detail).

Grant Income

In July 2019, we received a cost-reimbursement research award from Combating Antibiotic Resistant Bacteria Biopharmaceutical Accelerator, or CARB-X, a public-private partnership funded under a Cooperative Agreement from Assistant Secretary for Preparedness and Response/Biomedical Advanced Research and Development Authority and by awards from Wellcome Trust, Germany’s Federal Ministry of Education and Research, the United Kingdom Global Antimicrobial Resistance Innovation Fund and the Bill & Melinda Gates Foundation. In connection with this funding, we entered into a cost-reimbursement sub-award agreement with the Trustees of Boston University, the administrator of the program, or the CARB-X agreement. CARB-X awarded us up to $1.6 million in initial funding to advance the development of a universal vaccine to prevent infections caused by Group A Strep Bacteria. In July 2020, the CARB-X agreement was amended with the initial funding amount increased from $1.6 million to $2.7 million. In December 2020, we reached the maximum CARB-X funding limit for this initial funding period, and subsequently submitted our funding proposal to CARB-X for the next period under our agreement. In April 2021, we received approval for the next phase of CARB-X development and executed the cost-reimbursement sub-award agreement with the Trustees of Boston University in August 2021. Pursuant to the CARB-X agreement, the award committed additional funding of $3.2 million for IND-enabling activities and total potential funding of up to $29.7 million (including the current $3.2 million award and the prior $2.7 million award) upon the achievement of future VAX-A1 development milestones. In January 2022, CARB-X revised the parameters for the contribution of CARB-X funding and implemented maximum funding levels for all grant recipients. As a result, our total funding available upon achievement of development milestones through Phase 1 human clinical trials was revised from $29.7 million to $13.9 million (inclusive of the $5.9 million awarded to date). Separately, the National Institute of Health, or NIH, awarded us up to $0.5 million in April 2021 to advance the development of a vaccine against Shigella infection. Grant income pursuant to our award agreements is recognized as we incur and pay qualifying expenses over the periods of the awards. We recognized $0.2 and $0 million in grant income for funding research and development during the three months ended March 31, 2022 and 2021, respectively. Grant income is included as a component of Other income (expense), net in the condensed statements of operations.

Results of Operations

Comparison of the Three Months Ended March 31, 2022 and 2021

The following table summarizes our results of operations for the periods presented:

	Three Months Ended March 31,		Change
	2022	2021	$	%
	(in thousands)
Operating expenses:
Research and development	$31,678	$17,258	$14,420	83.6%
General and administrative	7,543	5,885	1,658	28.2%
Total operating expenses	39,221	23,143	16,078	69.5%
Loss from operations	(39,221)	(23,143)	(16,078)	69.5%
Other income (expense), net:
Interest income	134	61	73	119.7%
Grant income	160	—	160	*
Realized gain on marketable securities	(65)	—	(65)	*
Foreign currency transaction gains	6	1,862	(1,856)	(99.7)%
Total other income (expense), net	235	1,923	(1,688)	(87.8)%
Net loss	$(38,986)	$(21,220)	$(17,766)	83.7%

* not meaningful

Operating Expenses

Research and Development Expenses

The following table summarizes our research and development expenses for the periods presented:

	Three Months Ended March 31,		Change
	2022	2021	$	%
	(in thousands)
Product and clinical development (1)	$13,802	$8,362	$5,440	65.1%
Personnel-related	6,230	4,009	2,221	55.4%
Professional and consulting services	1,270	1,035	235	22.7%
Research and development consumables	4,199	1,823	2,376	130.3%
Facility related and other allocated	4,492	1,219	3,273	268.5%
Laboratory supplies and equipment	1,250	621	629	101.3%
Other (2)	435	189	246	130.2%
Total research and development expenses	$31,678	$17,258	$14,420	83.6%

(1)
Includes expenses for third-party manufacturing and outsourced contract services, including preclinical studies and outsourced assays.
(2)
Includes travel-related expenses and other miscellaneous office expenses.

Research and development expenses increased by $14.4 million, or 83.6%, during the three months ended March 31, 2022 compared to the corresponding period in 2021. The increase of $5.4 million in product and clinical development expenses was primarily due to increased VAX-XP and Phase 3 readiness activities and the start of our Phase 1/2 clinical trials, partially offset by a decrease in activities in the VAX-24 program. The increase of $3.3 million in facility related and other allocated expenses was primarily due to increases in lease expense related to our new corporate headquarters allocated to research and development. The increase of $2.4 million in research and development consumables was primarily related to costs incurred for extracts and reagents for our Phase 3 readiness activities. The increase of $2.2 million in personnel-related expenses was primarily due to higher salaries, benefits and stock-based compensation expense resulting from an increase in the number of options and restricted stock units granted and the growth in the number of employees in our research and development functions.

General and Administrative Expenses

General and administrative expenses increased by $1.7 million, or 28.2%, during the three months ended March 31, 2022 compared to the corresponding period in 2021. The increase was primarily due to an increase of $1.5 million in personnel-related expenses, which was related to higher salaries, benefits and stock-based compensation expense resulting from an increase in the number of options and restricted stock units granted and the growth in the number of employees in our general and administrative functions.

Other Income (Expense), Net

Other income (expense), net decreased by $1.7 million, or 87.8%, during the three months ended March 31, 2022 compared to the corresponding period in 2021. The decrease was primarily attributable to a reduction in foreign currency gains of $1.9 million generated from Swiss Franc payables, accruals and cash balances as a result of a larger appreciation of the U.S. dollar against the Swiss Franc during the first quarter of 2021 compared to the first quarter of 2022.

Liquidity and Capital Resources

From inception through March 31, 2022, we have incurred losses and negative cash flows from operations and have funded our operations primarily through the issuance of common stock, pre-funded warrants to purchase our common stock and, prior to our IPO, redeemable convertible preferred stock, totaling approximately $702.1 million in aggregate gross proceeds and $669.8 million net of underwriting discounts, commissions and offering expenses. As of March 31, 2022, we had $201.7 million of cash and cash equivalents, $150.6 million in investments and an accumulated deficit of $337.6 million.

On July 2, 2021, we filed a shelf registration statement on Form S-3ASR, or the Shelf Registration Statement, under which we may, from time to time, sell securities in one or more offerings of our common stock, preferred stock, debt securities or warrants. The Shelf Registration Statement became automatically effective upon the filing of the Form S-3ASR on July 2, 2021.

In July 2021, we entered into an Open Market Sales AgreementSM, or the ATM Sales Agreement, with Jefferies LLC, which provides that, upon the terms and subject to the conditions and limitations set forth in the ATM Sales Agreement, we may elect to issue and sell, from time to time, shares of our common stock having an aggregate offering price of up to $150.0 million through Jefferies acting as our sales agent or principal. Under the ATM Sales Agreement, Jefferies may sell the shares of common stock by any method permitted by law deemed to be an “at-the-market offering” as defined under the Securities Act of 1933, as amended, in block transactions or in privately-negotiated transactions with our consent. Jefferies will use commercially reasonable efforts to sell the shares of common stock subject to the ATM Sales Agreement from time to time, based upon our instructions (including any price, time or size limits or other customary parameters or conditions that we may impose). We will pay Jefferies a commission of up to 3.0% of the gross sales proceeds of any common stock sold through Jefferies under the ATM Sales Agreement; however, we are not obligated to make any sales of common stock. As of March 31, 2022, we have sold 693,567 shares of our common stock under the ATM Sales Agreement at an average price of $25.29 per share for aggregate gross proceeds of $17.5 million ($17.0 million net of commissions and offering expenses). Since March 31, 2022, through May 6, 2022, we sold an additional 1,793,410 shares of our common stock under the ATM Sales Agreement at an average price of $24.95 per share, generating gross proceeds of $44.7 million ($43.6 million net of commissions and offering expenses).

In January 2022, we completed an underwritten public offering in which we issued 2,500,000 shares of common stock at a price of $20.00 per share and pre-funded warrants to purchase 2,500,000 shares of our common stock at a price of $19.999 per underlying share. In February 2022, the underwriters exercised their option to purchase an additional 750,000 shares of common stock. In aggregate, we received approximately $107.6 million in net proceeds after deducting underwriting discounts and commissions and other offering expenses payable by us.

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

We believe that our existing cash, cash equivalents and investments as of the date of this Quarterly Report on Form 10-Q will be sufficient to fund our operating expenses and capital expenditure requirements through at least 12 months from the filing date of this Quarterly Report on Form 10-Q. However, we will need to raise additional capital prior to commencing pivotal trials for any of our vaccine candidates. Until we can generate sufficient revenue from the commercialization of our vaccine candidates or from collaboration agreements with third parties, if ever, we expect to finance our future cash needs through public or private equity or debt financings, third-party (including government) funding and marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches. The sale of equity, pre-funded warrants or convertible debt securities may result in dilution to our stockholders and, in the case of preferred equity securities or convertible debt, those securities could provide for rights, preferences or privileges senior to those of our common stock. Debt financings may subject us to covenant limitations or restrictions on our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Our ability to raise additional funds may be adversely impacted by deteriorating global economic conditions and the recent disruptions to and volatility in the credit and financial markets in the United States and worldwide. There can be no assurance that we will be successful in acquiring additional funding at levels sufficient to fund our operations or on terms favorable or acceptable to us. If we are unable to obtain adequate financing when needed or on terms favorable or acceptable to us, we may be forced to delay, reduce the scope of or eliminate one or more of our research and development programs.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Net cash used in operating activities	$(27,702)	$(13,205)
Net cash provided by (used in) investing activities	49,666	(173,391)
Net cash provided by financing activities	111,019	487
Effect of exchange rate changes on cash and cash equivalents	(227)	(281)
Net increase (decrease) in cash, cash equivalents and restricted cash	$132,756	$(186,390)

Cash Flows from Operating Activities

Net cash used in operating activities for the three months ended March 31, 2022 was $27.7 million, which primarily resulted from a net loss of $39.0 million, partially offset by non-cash charges of $6.9 million and a net change in our operating assets and liabilities of $4.4 million. Non-cash charges primarily consisted of $4.1 million in stock-based compensation expense and $1.8 million in amortization of right-of-use, or ROU, assets and $0.6 million in depreciation and amortization. The net change in operating assets and liabilities of $4.4 million was primarily due to (i) an increase in operating lease liabilities of $5.6 million related to the San Carlos office; (ii) a decrease in prepaid and other current assets of $2.8 million related to reduced prepaid insurance and prepaid research costs; and (iii) an increase in accrued manufacturing expenses of $2.4 million resulting from increased outsourced manufacturing activities. These increases in operating assets and liabilities were partially offset by decreases in accrued compensation of $2.2 million related to 2021 accrued bonus payout in March 2022, accounts payable of $1.9 million resulting from the timing of payments and increase in other assets of $1.6 million related to purchases of equipment for the transfer of technology in the manufacturing extracts and reagents from Sutro Biopharma to other manufacturers.

Net cash used in operating activities for the three months ended March 31, 2021 was $13.2 million, which primarily resulted from a net loss of $21.2 million, partially offset by a net change in our operating assets and liabilities of $5.5 million and non-cash charges of $2.5 million. The net change in operating assets and liabilities of $5.5 million was primarily due to increases in accrued manufacturing expenses of $2.5 million related to outsourced manufacturing activities, accounts payable of $2.2 million resulting from the deferral of completion payments until April 2021 and December 2021 in accordance with our contract with Lonza (see Note 6, “Commitments and Contingencies” under Item 1 of this Quarterly Report on Form 10-Q for further details), and accrued expenses of $1.1 million related primarily to increases in contract research services related to the VAX-24 program. Non-cash charges primarily consisted of $1.9 million in stock-based compensation expense and $0.3 million in depreciation and amortization.

Cash Flows from Investing Activities

Cash provided by investing activities for the three months ended March 31, 2022 was $49.7 million, which related primarily to $59.6 million in maturities of investments, partially offset by $7.0 million in purchases of investments and $2.9 million of purchases of lab equipment.

Cash used in investing activities for the three months ended March 31, 2021 was $173.4 million, which related primarily to $172.1 million of purchases of investments and $1.2 million of purchases of lab equipment.

Cash Flows from Financing Activities

Cash provided by financing activities for the three months ended March 31, 2022 was $111.0 million, which primarily consisted of net proceeds from shares issued (i) for our follow-on public offering of $107.6 million and (ii) under our ATM Sales Agreement of $3.1 million.

Cash provided by financing activities for the three months ended March 31, 2021 was $0.5 million, which primarily consisted of proceeds from exercise of common stock options.

Contractual Obligations and Commitments

Our material cash requirements include the following contractual and other obligations:

Leases

We have operating lease agreements for our office spaces. As of March 31, 2022, we had total lease payment obligations of $25.6 million, of which $6.5 million is payable within one year.

Purchase Obligations

We have certain payment obligations under various license agreements. Under these agreements, we are required to make milestone payments upon successful completion and achievement of certain intellectual property, clinical, regulatory and sales milestones. The payment obligations under the license agreements are contingent upon future events such as our achievement of specified development, clinical, regulatory and commercial milestones, and we will be required to make development milestone payments and royalty payments in connection with the sale of products developed under these agreements. As the achievement and timing of these future milestone payments are not probable or estimable, such amounts have not been included in our condensed balance sheets as of March 31, 2022 or December 31, 2021.

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

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities in our condensed financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued expenses and stock-based compensation and leases. We base our estimates on historical experience, known trends and events and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are described in the notes to our financial statements included elsewhere in this Quarterly Report on Form 10-Q, we believe that the following critical accounting policies are most important to understanding and evaluating our reported financial results:

Accrued Research and Development Expenses

We have entered into various agreements with CMOs and CROs. As part of the process of preparing our financial statements, we are required to estimate our accrued research and development expenses, including accrued manufacturing expenses, as of each balance sheet date. This process involves reviewing open contracts and purchase orders, communicating with our personnel and third parties to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of the actual cost. We make estimates of our accrued research and development expenses as of each balance sheet date based on facts and circumstances known to us at that time. We periodically confirm the accuracy of our estimates with the service providers and make adjustments, if necessary. The significant estimates in our accrued research and development expenses include the costs incurred for services performed by our vendors in connection with research and development activities for which we have not yet been invoiced.

We accrue for costs related to research and development activities based on our estimates of the services received and efforts expended pursuant to quotes and contracts with vendors, including CMOs and CROs, that conduct research, development and manufacturing on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. There may be instances in which payments made to our vendors will exceed the level of services provided and result in a prepayment of the research and development expense. Advance payments for goods and services that will be used in future research and development activities are expensed when the activity has been performed or when the goods have been received. We make significant judgments and estimates in determining accrued research and development liabilities as of each reporting period based on the estimated time period over which services will be performed and the level of effort to be expended. If the actual timing of the performance of services or the level of effort varies from our estimate, we adjust the accrual or prepaid expense accordingly.

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

Stock-based compensation expense related to awards to non-employees is recognized based on the then-current fair value at each measurement date over the associated service period of the award, which is generally the vesting term, using the straight-line method. The fair value of non-employee stock options is estimated using the Black-Scholes valuation model with assumptions generally consistent with those used for employee stock options, with the exception of the expected term, which is the remaining contractual life at each measurement date. Refer to Note 2, "Basis of Presentation and Summary of Significant Accounting Policies" and Note 9, "Equity Incentive Plans," to our condensed financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information on assumptions used in estimating stock-based compensation expense.

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

Leases

We adopted Accounting Standards Update, or ASU 2016-02, Leases (Topic 842) on January 1, 2021, using the modified retrospective transition approach. There was no cumulative-effect adjustment recorded to retained earnings upon adoption.

Under ASC 842, we assess all arrangements that convey the right to control the use of property, plant and equipment, at inception, to determine if it is, or contains, a lease based on the unique facts and circumstances present in the arrangements. In addition, we determine whether leases meet the classification criteria of a finance or operating lease at the lease commencement date considering: (i) whether the lease transfers ownership of the underlying asset to the lessee at the end of the lease term, (ii) whether the lease contains a bargain purchase option, (iii) whether the lease term is for a major part of the remaining economic life of the underlying asset, (iv) whether the present value of the sum of the lease payments and residual value guaranteed by the lessee equals or exceeds substantially all of the fair value of the underlying asset, and (v) whether the underlying asset is of such a specialized nature that it is expected to have no alternative use to the lessor at the end of the lease term. As of March 31, 2022, our lease population consisted only of operating real estate leases.

Once a lease is identified and its classification determined, we recognize a ROU asset and a corresponding lease liability. Lease liabilities are recorded based on the present value of lease payments over the expected least term. The corresponding ROU asset is measured from the initial lease liability, adjusted by (i) accrued or prepaid rents, (ii) remaining unamortized initial direct costs and lease incentives, and (iii) any impairments of the ROU asset.

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

For additional details regarding the impact of adoption and disclosure, see Note 5, “Leases,” to our condensed financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Recently Adopted Accounting Pronouncements

See Note 2, “Basis of Presentation and Summary of Significant Accounting Policies,” to our condensed financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Our cash and cash equivalents as of March 31, 2022 and December 31, 2021 consisted of readily available checking and money market funds. As of March 31, 2022, we also invested in U.S. Treasury securities, U.S. government agency securities, corporate debt, commercial paper, and asset-backed securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the nature of the instruments in our portfolio, a sudden change in market interest rates would not be expected to have a material impact on our financial condition or results of operations. We believe that our exposure to interest rate risks is not significant and that a hypothetical 10% movement in market interest rates would not have a significant impact on the total value of our portfolio or our interest income. In addition, we do not believe that our cash and cash equivalents have significant risk of default or illiquidity.

Foreign Currency Risk

We are exposed to market risk related to changes in foreign currency exchange rates, mainly relating to our contract with Lonza, our CMO in Switzerland. We have also entered into a limited number of contracts with other parties with payments denominated in foreign currencies. Payments under these contracts are made in foreign currencies and are subject to fluctuations in foreign currency rates. We do not currently have a formal program in place to hedge foreign currency risks. However, from time to time, we buy Swiss Francs, or CHF, which is the majority of our foreign currency exposure, at market and are holding CHF in our bank accounts. As of March 31, 2022 and December 31, 2021, we had approximately $56.0 million and $18.8 million of CHF cash and cash equivalents, respectively, held at one financial institution. As of March 31, 2022 and December 31, 2021, we had foreign currency denominated accounts payable and accrued expenses of $8.5 million and $6.9 million, respectively. To date, foreign currency transaction gains and losses have not been material to our financial statements. The following table shows the impact of a hypothetical 10% increase or decrease in current exchange rates on our net assets as of March 31, 2022 and our net loss for the three months ended March 31, 2022:

	Impact on Net Assets as of March 31, 2022	Impact on Net Loss for the Three Months Ended March 31, 2022
Hypothetical Change in Currency Exchange Rates	(in thousands)
10% increase	$4,759	$2,900
10% decrease	$(4,759)	$(2,900)

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

Our management, with the participation of our Chief Executive Officer, or CEO, and our Chief Financial Officer, or CFO, our principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of March 31, 2022. Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures as of March 31, 2022 were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitation on the Effectiveness of Internal Control

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures, or our internal controls, will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected.

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

We are a clinical-stage biotechnology vaccine company that was incorporated in November 2013. Investment in clinical-stage companies and vaccine development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential vaccine candidate will not gain regulatory approval or become commercially viable. We do not have any products approved for sale and have not generated any revenue from product sales. As a result, we are not profitable and have incurred losses in each year since inception. Our net losses were $100.1 million and $89.2 million for the years ended December 31, 2021 and 2020, respectively, and $39.0 million and $21.2 million for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, we had an accumulated deficit of $337.6 million.

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

As of March 31, 2022, we had cash, cash equivalents and investments of $352.3 million. In the first quarter of 2022, we completed an underwritten public offering in which we issued 3,250,000 shares of common stock, which included the full exercise of the underwriters' option to purchase additional shares, and pre-funded warrants to purchase 2,500,000 shares of our common stock, and received approximately $107.6 million in net proceeds, after deducting underwriting discounts and commissions and other estimated offering expenses payable by us. We believe our existing cash, cash equivalents and investments will fund our current operating plans through at least the next 12 months from the filing date of this Quarterly Report on Form 10-Q. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned. We will need to raise additional capital before we can progress any of our vaccine candidates into a pivotal clinical trial. We expect to finance our cash needs through public or private equity or debt financings, third-party (including government) funding and marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements or any combination of these approaches. In July 2021, we entered into the ATM Sales Agreement with Jefferies, which provides that, upon the terms and subject to the conditions and limitations set forth in the ATM Sales Agreement, we may elect to issue and sell, from time to time, shares of our common stock having an aggregate offering price of up to $150.0 million through Jefferies acting as our sales agent or principal. As of March 31, 2022, we have sold 693,567 shares of our common stock under the ATM Sales Agreement at an average price of $25.29 per share for aggregate gross proceeds of $17.5 million ($17.0 million net of commissions and offering expenses). Since March 31, 2022, through May 6, 2022, we sold an additional 1,793,410 shares of our common stock under the ATM Sales Agreement at an average price of $24.95 per share, generating gross proceeds of $44.7 million ($43.6 million net of commissions and offering expenses). Our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to and volatility in the credit and financial markets in the United States and worldwide, including the trading price of common stock, resulting from the ongoing COVID-19 pandemic. Our future capital requirements will depend on many factors, including:

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

Our timing of submitting the IND applications for our product candidates is dependent on preclinical and manufacturing success, and if we experience additional delays, we may fail to meet our anticipated timelines. In addition, we cannot be sure that submission of an IND application or IND application amendment will result in the FDA allowing testing and clinical trials to begin, or that, once begun, issues will not arise that suspend or terminate such clinical trials. Additionally, even if such regulatory authorities agree with the design and implementation of the clinical trials set forth in an IND or clinical trial application, we cannot guarantee that such regulatory authorities will not change their requirements in the future.

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

Health epidemics could adversely impact our business, including in regions where we have concentrations of potential clinical trial sites or other business operations, and cause significant disruption in the operations of our contract manufacturer and other third parties upon whom we rely. For example, the COVID-19 pandemic has presented a substantial public health and economic challenge around the world and is affecting employees, patients, communities and business operations, as well as the U.S. economy and financial markets. Our headquarters is located in the San Francisco Bay Area, and our contract manufacturer, Lonza, is located in Switzerland. Many geographic regions have imposed, or in the future may impose, “shelter-in-place” orders, quarantines or similar orders or restrictions to control the spread of COVID-19. We recently began to allow non-lab-based employees who have been fully vaccinated to return to the office on a voluntary and limited basis. In addition, we implemented requirements for employees to obtain COVID-19 booster shots. In April 2022, we began to require non-lab employees to return to the office pursuant to a hybrid approach, which allows for partial remote work. The effects of these orders and our work-from-home policies may negatively impact productivity, disrupt our business and delay our clinical programs and timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. In connection with these measures, we may be subject to claims based upon, arising out of or related to COVID-19 and our actions and responses thereto, including any determinations that we may make to continue to operate or to re-open our facilities where permitted by applicable law. These and similar, and perhaps more severe, disruptions in our operations could negatively impact our business, financial condition, results of operations and growth prospects.

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

Furthermore, while the potential economic impact brought by, and the duration of, the COVID-19 pandemic may be difficult to assess or predict, the pandemic resulted in significant and prolonged disruption of global financial markets, which may reduce our ability to access capital, which could in the future negatively affect our liquidity.

While we expect the COVID-19 pandemic to continue to adversely affect our business operations, the extent of the impact on our development and regulatory efforts and the future value of and market for our common stock will depend on future developments that are highly uncertain and cannot be predicted with confidence at this time. While there have been vaccines developed and administered, and the spread of COVID-19 may eventually be contained or mitigated, we do not yet know how business, or our partners will operate in a post COVID-19 environment. However, these effects could have a material impact on our operations, and we will continue to monitor the COVID-19 situation closely. In addition, there is no guarantee that a future outbreak of this or any other widespread epidemics will not occur, or that the global economy will recover, either of which could harm our business. In addition, to the extent the evolving effects of the COVID-19 pandemic adversely affects our business and results of operations, it may also have the effect of heightening many of the other risks and uncertainties described elsewhere in this “Risk Factors” section.

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

In December 2017, the Tax Cuts and Jobs Act, or Tax Act, was signed into law. The Tax Act, among other things, contains significant changes to corporate taxation, including (i) changes to the expensing of research and development expenses for tax years beginning after December 31, 2021, (ii) reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, (iii) limitation of the tax deduction for interest expense to 30% of adjusted earnings (with certain exceptions, including for certain small businesses), (iv) limitation of the deduction for post-2017 net operating losses, or NOLs, to 80% of current-year taxable income and elimination of net operating loss carrybacks for post-2017 NOLs, (v) immediate deductions for certain new investments instead of deductions for depreciation expense over time and (vi) modifying or repealing many business deductions and credits

(including reducing the business tax credit for certain clinical testing expenses incurred in the testing of certain drugs for rare diseases or conditions generally referred to as “orphan drugs”).

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

Further, in the United States there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug and biological product pricing, reduce the cost of prescription drugs and biological products under government payor programs and review the relationship between pricing and manufacturer patient programs. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that attempt to implement several of the administration’s proposals The FDA concurrently released a final rule and guidance in September 2020 providing pathways for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, the Department of Health and Human Services, or HHS, finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. The implementation of the rule has been delayed until January 1, 2026. On November 20, 2020, CMS issued an interim final rule implementing President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. As a result of litigation challenging the Most Favored Nation model, on December 27, 2021, CMS published a final rule that rescinded the Most Favored Nation Model interim final rule. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. No legislation or administrative actions have been finalized to implement these principles. It is unclear whether these or similar policy initiatives will be implemented in the future. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine which drugs, biological products and suppliers will be included in their healthcare programs. Furthermore, there has been increased interest by third-party payors and governmental authorities in reference pricing systems and publication of discounts and list prices.

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

In addition, many jurisdictions have enacted data localization laws and cross-border personal data transfer laws. These laws may make it more difficult for us to transfer personal data across jurisdictions, which could impede our business. For example, absent appropriate safeguards or other circumstances, the EU GDPR generally restricts the transfer of personal data to countries outside of the EEA, such as the United States, which the European Commission does not consider to be providing an adequate level of data privacy and security. The European Commission released a set of “Standard Contractual Clauses” that are designed to be a valid mechanism by which entities can transfer personal data out of the EEA to jurisdictions that the European Commission has not found to provide an adequate level of protection. Currently, these Standard Contractual clauses are a valid mechanism to transfer personal data outside of the EEA. The Standard Contractual Clauses, however, require parties that rely upon that legal mechanism to comply with additional obligations, such as conducting transfer impact assessments to determine whether additional security measures are necessary to protect the at-issue personal data. Moreover, due to potential legal challenges, there exists some uncertainty regarding whether the Standard Contractual Clauses will remain a valid mechanism for transfers of personal data out of the EEA. In addition, laws in Switzerland and the UK similarly restrict transfers of personal data outside of those jurisdictions to countries such as the United States that do not provide an adequate level of personal data protection. If we cannot implement a valid compliance mechanism for cross-border privacy and security transfers, we may face increased exposure to regulatory actions, substantial fines, and injunctions against processing or transferring personal data from Europe or elsewhere. The inability to import personal data to the United States could significantly and negatively impact our business operations, including by limiting our ability to conduct clinical trial activities in Europe and elsewhere; limiting our ability to collaborate with parties that are subject to European and other data privacy and security laws; or requiring us to increase our personal data processing capabilities in Europe and/or elsewhere at significant expense. Domestic privacy and data security laws beyond HIPAA and other healthcare privacy laws are also changing rapidly and becoming more complex. For example, the CCPA imposes obligations on businesses to which it applies. These obligations include, but are not limited to, providing specific disclosures in privacy notices and affording California residents certain rights related to their personal data. The CCPA allows for statutory fines for noncompliance (up to $7,500 per violation). In addition, it is anticipated that the California Privacy Rights Act of 2020, or CPRA, effective January 1, 2023, will expand the CCPA. For example, the CPRA establishes a new California Privacy Protection Agency to implement and enforce the CCPA (as amended), which could increase the risk of an enforcement action. Other states have enacted data privacy laws. For example, Virginia passed the Consumer Data Protection Act, and

Colorado passed the Colorado Privacy Act, both of which differ from the CPRA and become effective in 2023. Furthermore, several states and localities have enacted statutes banning or restricting the collection of biometric information. If we become subject to new data privacy laws, at the state level, the risk of enforcement action against us could increase because we may become subject to additional obligations, and the number of individuals or entities that can initiate actions against us may increase (including individuals, via a private right of action, and state actors).

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

Competitors may infringe or otherwise violate our patents, the patents of our licensors or our other intellectual property rights. To counter infringement or unauthorized use, we may be required to file legal claims, which can be expensive and time-consuming. In addition, in an infringement proceeding, a court may decide that a patent of ours or our licensors is not valid or is unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. An adverse result in any litigation or defense proceedings could put one or more of our patents at risk of being invalidated or interpreted narrowly and could put our patent applications at risk of not issuing. The initiation of a claim against a third party may also cause the third party to bring counter claims against us such as claims asserting that our patents are invalid or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, non-enablement, written description, or lack of patentable subject matter. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant material information from the USPTO, or made a materially misleading statement, during prosecution. Third parties may also raise similar validity claims before the USPTO in post-grant proceedings such as ex parte reexaminations, inter partes review or post-grant review, or oppositions or similar proceedings outside the United States, in parallel with litigation or even outside the context of litigation. The outcome following legal assertions of invalidity and unenforceability is unpredictable. We cannot be certain that there is no invalidating prior art, of which we and the patent examiner were unaware during prosecution. For the patents and patent applications that we have licensed, we may have limited or no right to participate in the defense of any licensed patents against challenge by a third party. If a defendant were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of any future patent protection on our current or future vaccine candidates. Such a loss of patent protection could harm our business.

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

Our executive officers, directors and principal stockholders beneficially own a significant portion of our common stock. Accordingly, these stockholders have the ability to influence us through this ownership position and significantly affect the outcome of all matters requiring stockholder approval. For example, these stockholders may be able to significantly affect the outcome of elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

We are also subject to more stringent state law requirements. For example, Senator Bill 826, or SB 826, generally requires public companies with principal executive offices in California to have a minimum number of females on the company’s board of directors. By December 31, 2021, each public company with principal executive offices in California is required to have at least two females on its board of directors if the company has at least five directors, and at least three females on its board of directors if the company has at least six directors. Bill 979, or AB 979, generally requires public companies with principal executive offices in California to include specified numbers of directors from “underrepresented communities.” A director from an “underrepresented community” means a director who self-identifies as Black, African American, Hispanic, Latino, Asian, Pacific Islander, Native American, Native Hawaiian, Alaska Native, gay, lesbian, bisexual, or transgender. By December 31, 2021, each public company with principal executive offices in California was required to have at least one director from an underrepresented community. By December 31, 2022, a public company with more than four but fewer than nine directors will be required to have a minimum of two directors from underrepresented communities, and a public company with nine or more directors will need to have a minimum of three directors from underrepresented communities. Neither SB 826 nor AB 979 provide a transition period for newly listed companies.

We are currently in compliance with SB 826 and AB979. However, in April 2022, AB979 was held to be unconstitutional by a Los Angeles County Superior Court, but it is possible that the California attorney general could appeal the decision. If we fail to comply with either SB 826 or AB 979 in the future, and if either of these laws were to remain in effect, we could be fined by the California Secretary of State, with a $100,000 fine for the first violation and a $300,000 fine for each subsequent violation of either law, and our reputation may be adversely affected.

Future sales of a substantial number of shares of our common stock, or the perception that such sales could occur, could cause our stock price to fall.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the public’s perception that such sales could occur, could have an adverse effect on the market price of our common stock. Moreover, holders of up to an aggregate of 28,610,337 shares of our common stock have the right to require us to register these shares under the Securities Act of 1933, as amended, or the Securities Act, pursuant to an investors’ rights agreement. In addition, for the three months ended March 31, 2022, the average daily trading volume for our common stock on the Nasdaq Global Select Market was 288,240 shares. As a result of the low trading volume of our common stock, the trading of relatively small quantities of shares by our stockholders could disproportionately influence the market price of our common stock in either direction. The price for our shares could, for example, decline significantly in the event that a large number of shares of our common stock are sold on the market without commensurate demand, as compared to an issuer with a higher trading volume that could better absorb those sales without an adverse impact on its stock price.

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

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Description	Schedule Form	File Number	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Vaxcyte, Inc., as amended.	8-K	001-39323	3.1	June 16, 2020

3.2	Amended and Restated Bylaws of Vaxcyte, Inc.	8-K	001-39323	3.2	June 16, 2020

4.1	Form of Common Stock Certificate of the Registrant.	S-1/A	333-238630	4.1	June 8, 2020

4.2	Form of Pre-Funded Warrant	8-K	001-39323	4.1	January 13, 2022

10.1*	Offer Letter entered into by and between the Registrant and Mikhail Eydelman, dated March 4, 2022.

10.2#*	Form of Restricted Stock Unit Grant Notice

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document: the instance document does not appear in the interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Inline XBRL for the cover page of the Quarterly Report on Form 10-Q included in the Exhibit 101 Inline XBRL Document Set.

* Filed herewith.

# Indicates management contract or compensatory plan or arrangement.

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

Vaxcyte, Inc.

Date: May 9, 2022	By:	/s/ Grant E. Pickering
Grant E. Pickering
Chief Executive Officer

Date: May 9, 2022	By:	/s/ Andrew Guggenhime
Andrew Guggenhime
President and Chief Financial Officer