Form 10-Q
period 2022-06-30
Vaxcyte, Inc.
filed 2022-08-08
CIK 1649094

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 4, 2022, the registrant had 59,315,134 shares of common stock, $0.001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

VAXCYTE, INC.

Condensed Balance Sheets

(in thousands, except share and per share data)

(unaudited)

	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$238,173	$68,985
Short-term investments	116,326	176,985
Prepaid expenses and other current assets	9,226	10,378
Total current assets	363,725	256,348
Property and equipment, net	10,176	7,954
Operating lease right-of-use assets	24,556	27,958
Long-term investments	6,862	27,117
Restricted cash	871	871
Other assets	5,429	4,089
Total noncurrent assets	47,894	67,989
Total assets	$411,619	$324,337

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$7,039	$6,758
Accrued compensation	2,060	3,455
Accrued manufacturing expenses	4,830	4,440
Accrued expenses	9,894	8,787
Operating lease liabilities — current	6,644	5,276
Total current liabilities	30,467	28,716
Operating lease liabilities — long-term	14,560	11,507
Other liabilities	92	96
Total liabilities	45,119	40,319

Commitments and contingencies (Note 6)
Stockholders' Equity
Preferred stock, $0.001 par value — 10,000,000 shares authorized at June 30, 2022 and December 31, 2021; no shares issued and outstanding at June 30, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value — 500,000,000 shares authorized at June 30, 2022 and December 31, 2021; 58,624,294 and 53,031,978 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	62	56
Additional paid-in capital	753,501	582,844
Accumulated other comprehensive loss	(904)	(241)
Accumulated deficit	(386,159)	(298,641)
Total stockholders' equity	366,500	284,018
Total liabilities and stockholders' equity	$411,619	$324,337

The accompanying notes are an integral part of these unaudited condensed financial statements.

VAXCYTE, INC.

Condensed Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating expenses:
Research and development (including related party expenses of $0 and $747 for the three months ended June 30, 2022 and 2021, respectively, and $0 and $2,359 for the six months ended June 30, 2022 and 2021, respectively	$38,469	$17,651	$70,147	$34,909
General and administrative	9,417	6,079	16,960	11,964
Total operating expenses	47,886	23,730	87,107	46,873
Loss from operations	(47,886)	(23,730)	(87,107)	(46,873)
Other income (expense), net:
Interest expense	(2)	(7)	(2)	(7)
Interest income	399	93	533	155
Grant income	690	378	850	378
Realized gain on marketable securities	—	1	—	1
Foreign currency transaction gains (losses)	(1,733)	(414)	(1,792)	1,447
Total other income (expense), net	(646)	51	(411)	1,974
Net loss	$(48,532)	$(23,679)	$(87,518)	$(44,899)
Net loss per share, basic and diluted	$(0.80)	$(0.46)	$(1.48)	$(0.87)
Weighted-average shares outstanding, basic and diluted	60,818,778	51,508,340	59,192,182	51,342,585

The accompanying notes are an integral part of these unaudited condensed financial statements.

VAXCYTE, INC.

Condensed Statements of Comprehensive Loss

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net Loss	$(48,532)	$(23,679)	$(87,518)	$(44,899)
Other comprehensive loss:
Unrealized gains (losses) on investments	(71)	39	(663)	(8)
Comprehensive loss	$(48,603)	$(23,640)	$(88,181)	$(44,907)

The accompanying notes are an integral part of these unaudited condensed financial statements.

VAXCYTE, INC.

Condensed Statements of Stockholders’ Equity

(in thousands, except share data)

(unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance — December 31, 2021	53,031,978	$56	$582,844	$(298,641)	$(241)	$284,018
Exercise of stock options	91,044	—	282	—	—	282
Vesting of early exercised stock options	—	—	2	—	—	2
Issuance of common stock and pre-funded warrants in connection with follow-on public offering, net of issuance costs of $7,376	3,250,000	3	107,619	—	—	107,622
Issuance of common stock in connection with at-the-market offering, net of commissions and offering expenses of $114	126,522	—	3,098	—	—	3,098
Stock-based compensation expense	—	—	4,099	—	—	4,099
Unrealized losses on investments	—	—	—	—	(592)	(592)
Net loss	—	—	—	(38,986)	—	(38,986)
Balance — March 31, 2022	56,499,544	$59	$697,944	$(337,627)	$(833)	$359,543
Exercise of stock options	77,065	1	323	—	—	324
Vesting of early exercised stock options	—	—	2	—	—	2
Issuance of common stock in connection with at-the-market offering, net of commissions and offering expenses of $1,509	2,010,806	2	48,786	—	—	48,788
Issuance of common stock under Employee Stock Purchase Plan	36,879	—	550	—	—	550
Issuance costs for public follow-on offering	—	—	2	—	—	2
Stock-based compensation expense	—	—	5,894	—	—	5,894
Unrealized losses on investments	—	—	—	—	(71)	(71)
Net loss	—	—	—	(48,532)	—	(48,532)
Balance — June 30, 2022	58,624,294	$62	$753,501	$(386,159)	$(904)	$366,500

The accompanying notes are an integral part of these unaudited condensed financial statements.

VAXCYTE, INC.

Condensed Statements of Stockholders’ Equity

(in thousands, except share data)

(unaudited)

							Accumulated
				Additional			Other	Total
	Common Stock			Paid-in		Accumulated	Comprehensive	Stockholders’
	Shares	Amount		Capital		Deficit	Loss	Equity
Balance — December 31, 2020	51,071,593	$54		$544,353		$(198,564)	$—	$345,843
Exercise of stock options	267,208	—		487		—	—	487
Vesting of early exercised stock options	—	—		9		—	—	9
Stock-based compensation expense	—	—		1,865		—	—	1,865
Unrealized losses on investments	—	—	—	—	—	—	(47)	(47)
Net loss	—	—		—		(21,220)	—	(21,220)
Balance — March 31, 2021	51,338,801	$54		$546,714		$(219,784)	$(47)	$326,937
Exercise of stock options	190,003	—		466		—	—	466
Vesting of early exercised stock options	—	—		2		—	—	2
Issuance of common stock under Employee Stock Purchase Plan	35,286	—		490		—	—	490
Issuance of common stock under to Lonza Ltd.	399,680	1	—	10,000	—	—	—	10,001
Stock-based compensation expense	—	—		2,769		—	—	2,769
Unrealized gains on investments	—	—	—	—	—	—	39	39
Net loss	—	—		—		(23,679)	—	(23,679)
Balance — June 30, 2021	51,963,770	$55		$560,441		$(243,463)	$(8)	$317,025

The accompanying notes are an integral part of these unaudited condensed financial statements.

VAXCYTE, INC.

Condensed Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(87,518)	$(44,899)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,191	831
Stock-based compensation expense	9,993	4,634
Amortization of operating right-of-use assets	3,351	564
Net amortization of premiums on investments	466	481
Loss on disposal of fixed assets	44	—
Asset impairment charges	213	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,022	(6,370)
Other assets	(1,336)	44
Operating lease liabilities	4,414	(307)
Accounts payable	779	4,103
Accrued compensation	(1,395)	1,126
Accrued manufacturing expenses	390	(5,613)
Accrued expenses	1,558	3,521
Net cash used in operating activities	(66,828)	(41,885)
Cash flows from investing activities:
Purchases of property and equipment	(3,858)	(3,454)
Proceeds from sale of property and equipment	7	—
Purchases of investments	(13,869)	(228,531)
Maturities of investments	90,051	21,000
Sale of investments	3,500	17,064
Net cash provided by (used in) investing activities	75,831	(193,921)
Cash flows from financing activities:
Proceeds from exercise of common stock options	606	953
Proceeds from issuance of common stock related to at-the-market offering, net of commissions and offering expenses	52,117	—
Proceeds from issuance of common stock from follow-on offering, net of issuance costs	107,624	—
Proceeds from issuance of common stock under the Employee Stock Purchase Plan	550	490
Net cash provided by financing activities	160,897	1,443
Effect of exchange rate changes on cash and cash equivalents	(712)	30
Net increase (decrease) in cash, cash equivalents and restricted cash	169,188	(234,333)
Cash, cash equivalents and restricted cash, beginning of period	69,856	386,200
Cash, cash equivalents and restricted cash, end of period	$239,044	$151,867
Supplemental disclosure of cash flow information:
Cash paid for interest	$2	$7
Supplemental disclosures of non-cash investing and financing activities:
Purchases of property and equipment recorded in accounts payable and accrued expenses	$529	$475
Stock issued for payment of accounts payable	$—	$10,000
Deferred offering costs included in accounts payable and accrued expenses	$1	$199

The accompanying notes are an integral part of these unaudited condensed financial statements.

VAXCYTE, INC.

Notes to Unaudited Condensed Financial Statements

1. Company Organization and Nature of Business

Vaxcyte, Inc. (“we,” “us,” “the Company,” or “Vaxcyte”), headquartered in San Carlos, California, was incorporated in the state of Delaware on November 27, 2013 as SutroVax, Inc. and we changed our name to Vaxcyte, Inc. on May 15, 2020. We are a clinical-stage vaccine innovation company engineering high-fidelity vaccines to protect humankind from the consequences of bacterial diseases. We are developing broad-spectrum conjugate and novel protein vaccines to prevent or treat bacterial infectious diseases. We are re-engineering the way highly complex vaccines are made through modern synthetic techniques, including advanced chemistry and the XpressCF cell-free protein synthesis platform, exclusively licensed from Sutro Biopharma, Inc. Unlike conventional cell-based approaches, our system for producing difficult-to-make proteins and antigens is intended to accelerate our ability to efficiently create and deliver high-fidelity vaccines with enhanced immunological benefits. Our pipeline includes pneumococcal conjugate vaccine ("PCV") candidates that we believe are among the most broad-spectrum PCV candidates currently in development, targeting the approximately $7 billion global pneumococcal vaccine market. Our lead vaccine candidate, VAX-24, is a 24-valent broad-spectrum investigational PCV being developed for the prevention of invasive pneumococcal disease ("IPD"). On January 6, 2022, we announced that the U.S. Food and Drug Administration ("FDA") cleared our investigational new drug ("IND") application for VAX-24 in adults. On February 23, 2022, we announced the initiation of our Phase 1/2 clinical proof-of-concept study in adults 18 to 64 years of age. The Phase 1 portion of the study includes 64 healthy adults 18 to 49 years of age and the Phase 2 portion of the study includes approximately 800 healthy adults 50 to 64 years of age. On April 4, 2022, we announced the initiation of the Phase 2 portion of this study, which occurred after an independent Data Monitoring Committee completed a prespecified review of Phase 1 safety and tolerability data and recommended that the study progress as planned. On July 12, 2022, we announced the completion of enrollment in this Phase 2 portion of the study. We expect to announce topline safety and tolerability results from the Phase 1 portion of the study and safety, tolerability and immunogenicity results from the Phase 2 portion of the study in October or November 2022. We also announced on July 12, 2022 the initiation of a separate Phase 2 study in approximately 200 healthy adults aged 65 and older. We expect to announce topline safety, tolerability and immunogenicity results from this study in the first half of 2023. Subject to satisfactory topline results from the Phase 1/2 proof-of-concept study in adults 18 to 64 years of age, we anticipate submitting a pediatric IND application to the FDA for VAX-24 in the first half of 2023. Our second PCV candidate, VAX-XP, builds on what has been established with VAX-24 and is designed to expand the breadth of coverage to greater than 30 strains without compromising immunogenicity due to carrier suppression. VAX-XP has the potential to address over 90% of pneumococcal disease currently circulating in the United States. In addition to our PCV franchise, our pipeline includes VAX-A1, a novel conjugate vaccine candidate designed to prevent Group A Strep infections; VAX-PG, a therapeutic vaccine candidate designed to slow or stop the progression of periodontal disease; and other discovery-stage programs. Our primary activities since incorporation have been to perform research and development, undertake preclinical and clinical studies and conduct manufacturing activities in support of our product development efforts; organize and staff the Company; establish our intellectual property portfolio; and raise capital to support and expand such activities.

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

Unaudited Interim Condensed Financial Statements

The condensed balance sheet as of June 30, 2022, the condensed statements of operations, comprehensive loss and stockholders’ equity for the three and six months ended June 30, 2022 and 2021 and the condensed statements of cash flows for the six months ended June 30, 2022 and 2021 are unaudited. The unaudited interim condensed financial statements have been prepared on the same basis as the audited annual financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair statement of our financial information. The financial data disclosed in the footnotes to the condensed financial statements related to the three and six months ended June 30, 2022 and 2021 are also unaudited. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any other future annual or interim period. These interim condensed financial statements should be read in conjunction with our audited financial statements and related notes thereto for the year ended December 31, 2021 included in our Annual Report on Form 10-K filed with the SEC on February 28, 2022.

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

	June 30,	December 31,
	2022	2021
	(in thousands)
Cash and cash equivalents	$238,173	$68,985
Restricted cash	871	871
Cash, cash equivalents and restricted cash	$239,044	$69,856

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

Deferred Offering Costs

Deferred offering costs consist of fees and expenses incurred in connection with the sale of our common stock in equity transactions, including legal, accounting, printing and other issuance-related costs. Prior to the completion of such equity transactions, these deferred offering costs were included in Other assets on the condensed balance sheet. In connection with and as of the closing of such equity transactions, these costs were reclassified to Additional paid-in capital, representing a reduction to the gross proceeds. As of June 30, 2022 and December 31, 2021, we recorded deferred offering costs of $0.3 million and $0.5 million, respectively, in Other assets on the condensed balance sheets.

Leases

Under Financial Accounting Standards Board ("FASB") Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842) and its associated amendments (“ASC 842”), we determine if an arrangement is a lease at inception. In addition, we determine whether a lease meets the classification criteria of a finance or operating lease at the lease commencement date considering whether: (i) the lease transfers ownership of the underlying asset to the lessee at the end of the lease term; (ii) the lease grants the lessee an option to purchase the underlying asset that the lessee is reasonably certain to exercise; (iii) the lease term is for a major part of the remaining economic life of the underlying asset; (iv) the present value of the sum of the lease payments and residual value guaranteed by the lessee equals or exceeds substantially all of the fair value of the underlying asset; and (v) the underlying asset is such a specialized nature that it is expected to have no alternative use to the lessor at the end of the lease term. As of June 30, 2022, our lease population consisted of real estate operating leases. As of June 30, 2022, we did not have finance leases.

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

Recently Adopted Accounting Pronouncements

In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832): Disclosure by Business Entities about Government Assistance, which requires disclosures about transactions with a government entity that are accounted for by applying a grant or contribution accounting model by analogy to other accounting guidance, such as a grant model within International Accounting Standard 20, Accounting for Government Grants and Disclosure of Government Assistance (Subtopic 958-605), Not-For-Profit Entities - Revenue Recognition. The required disclosures include (i) the nature of the transaction and the related accounting policy used to account for the transaction, (ii) the financial statement line items that are affected by the transactions and (iii) the significant terms and conditions of the transactions, including commitments and contingencies. This standard is effective for annual periods beginning after December 15, 2021, with early adoption and retrospective or prospective application permitted. This standard is effective for us on January 1, 2022 and only impacts annual financial statement footnote disclosures. In Note 10, "Funding Arrangement," we included disclosures on our cost-reimbursement research award from Combating Antibiotic Resistant Bacteria Biopharmaceutical Accelerator ("CARB-X"). We have adopted this standard as required by the effective date. The adoption of this standard did not have a material impact on our financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and has subsequently issued related amendments, collectively referred to as “Topic 326.” Topic 326 requires that financial assets measured at amortized cost be presented at the net amount expected to be collected. The measurement of expected credit losses is based on historical experience, current conditions and reasonable and supportable forecasts that affect collectability. Topic 326 also eliminates the concept of “other-than-temporary” impairment when evaluating available-for-sale debt securities and instead focuses on determining whether any impairment is a result of a credit loss or other factors. An entity will recognize an allowance for credit losses on available-for-sale debt securities rather than an other-than-temporary impairment that reduces the cost basis of the investment. We have adopted this standard as required by the effective date on January 1, 2022. The adoption of this standard did not have a material impact on our financial statements.

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

Level 2—Inputs are observable, unadjusted quoted prices in active markets for similar assets or liabilities, unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities; and

Level 3—Unobservable inputs based on our own data or other assumptions that are significant to the measurement of the fair value of the assets or liabilities that are supported by little or no market data.

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

Level 1 securities consist of highly liquid money market funds for which the carrying amounts approximate their fair values due to their short maturities. U.S. Treasury securities are valued using Level 1 inputs based on unadjusted, quoted prices in active markets that are observable at the measurement date for identical assets or liabilities. Level 2 securities, consisting of corporate debt, commercial paper, U.S. government agency securities and asset-backed securities, are measured based on other observable inputs, including broker or dealer quotations or alternative pricing sources. When quoted prices in active markets for identical assets or liabilities are not available, we rely on non-binding quotes from our investment managers, which are based on proprietary valuation models of independent pricing services. These models generally use inputs such as observable market data, quoted market prices for similar instruments or historical pricing trends of securities relative to our peers. To validate the fair value determinations provided by our investment managers, we review the pricing movement in the context of overall market trends and trading information from our investment managers. In addition, we assess the inputs and methods used in determining the fair value in order to determine the classification of securities in the fair value hierarchy. We had no Level 3 securities as of June 30, 2022 or December 31, 2021.

There were no transfers within the hierarchies during the three and six months ended June 30, 2022 or the year ended December 31, 2021.

The following tables set forth our financial instruments measured at fair value on a recurring basis by level within the fair value hierarchy at June 30, 2022 and December 31, 2021:

		June 30, 2022
	Fair Value Hierarchy Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Assets		(in thousands)
Cash and cash equivalents:
Cash	Level 1	$164,147	$—	$—	$164,147
Money market funds	Level 1	20,107	—	—	20,107
U.S. Treasury securities	Level 1	—	—	—	—
Commercial paper	Level 2	47,441	—	(11)	47,430
U.S. government agency securities	Level 2	6,490	—	(1)	6,489
Total cash and cash equivalents		238,185	—	(12)	238,173
Investments:
U.S. Treasury securities	Level 1	45,090	—	(278)	44,812
Commercial paper	Level 2	31,874	—	(43)	31,831
Corporate debt	Level 2	21,183	—	(317)	20,866
Asset-backed securities	Level 2	10,280	—	(34)	10,246
U.S. government agency securities	Level 2	15,653	—	(220)	15,433
Total investments		124,080	—	(892)	123,188

Total assets measured at fair value		$362,265	$—	$(904)	$361,361

		December 31, 2021
	Fair Value Hierarchy Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Assets		(in thousands)
Cash and cash equivalents:
Cash	Level 1	$27,834	$—	$—	$27,834
Money market funds	Level 1	17,555	—	—	17,555
Commercial paper	Level 2	23,597	—	(1)	23,596
Total cash and cash equivalents		68,986	—	(1)	68,985
Investments:
U.S. Treasury securities	Level 1	45,290	—	(73)	45,217
Commercial paper	Level 2	61,941	—	(22)	61,919
Corporate debt	Level 2	58,498	—	(74)	58,424
Asset-backed securities	Level 2	13,899	—	(25)	13,874
U.S. government agency securities	Level 2	24,714	—	(46)	24,668
Total investments		204,342	—	(240)	204,102

Total assets measured at fair value		$273,328	$—	$(241)	$273,087

The following table presents the contractual maturities of our investments as of June 30, 2022 (in thousands):

June 30, 2022
Fair Value
Due in less than one year	$116,326
Due in one to five years	6,862
Total	$123,188

4. Balance Sheet Details

Property and Equipment, Net

Property and equipment, net as of June 30, 2022 and December 31, 2021 consisted of the following:

	June 30,	December 31,
	2022	2021
	(in thousands)
Furniture and equipment	$1,608	$1,619
Computers and computer software	416	430
Lab equipment	11,554	9,453
Leasehold improvements	1,329	—
Total property and equipment	14,907	11,502
Less: accumulated depreciation and amortization	(4,731)	(3,548)
Property and equipment, net	$10,176	$7,954

Depreciation and amortization expense for the three months ended June 30, 2022 and 2021 was $0.6 million and $0.5 million, respectively. Depreciation and amortization expense for the six months ended June 30, 2022 and 2021 was $1.2 million and $0.8 million, respectively.

Accrued Expenses

Accrued expenses as of June 30, 2022 and December 31, 2021 consisted of the following:

	June 30,	December 31,
	2022	2021
	(in thousands)
Clinical studies	$3,100	$453
Other research and development	5,869	4,676
Other accrued expenses	925	3,658
Total	$9,894	$8,787

5. Leases

Operating Lease Obligations

In July 2016, we entered into a five-year lease agreement for our prior headquarters facility located in Foster City, California. The original term of the lease was from September 1, 2016 to August 31, 2021, with two 30-month renewal options. In July 2019, we leased another facility in Foster City, California as a result of growth in personnel and lab space requirements. The original term of this lease was from July 1, 2019 to October 31, 2021, with no renewal options. In November 2020, we extended the terms of both of these leases for six months to March 1, 2022 and April 30, 2022, respectively. In February 2022, we entered into an early termination agreement for one of the facilities in Foster City and terminated our lease on February 12, 2022 instead of April 30, 2022.

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

Information related to our ROU assets and related lease liabilities was as follows (dollar amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2022	2021	2022	2021
Cash paid for operating lease liabilities	$1,586	$347	$2,112	$570
Operating lease right-of-use assets			24,556	654

Current operating lease liabilities			$6,644	$710
Non-current operating lease liabilities			14,560	225
Total lease liabilities			$21,204	$935

Weighted-average remaining lease term (in years)			3.51	0.62
Weighted-average discount rate			7.6%	6.7%

Maturities of lease liabilities as of June 30, 2022 were as follows:

Years ending December 31,	(in thousands)
Remainder of 2022	$3,541
2023	6,639
2024	6,805
2025	6,976
Thereafter	—
Total future undiscounted lease payments	23,961
Less: Imputed interest	(2,757)
Total lease liabilities	$21,204

Future minimum payments required under operating leases as of December 31, 2021 were as follows:

Years ending December 31,	(in thousands)
2022(1)	$(105)
2023	6,639
2024	6,805
2025	6,976
Thereafter	—
Total future undiscounted lease payments	20,315
Less: Imputed interest	(3,532)
Total lease liabilities	$16,783

(1)
Maturities for 2022 are net of lease incentives of $0.9 million allocated to the Palo Alto office.

Rent expense recognized under the leases was $2.0 million and $0.6 million for the three months ended June 30, 2022 and 2021, respectively, and $4.1 million and $0.9 million for the six months ended June 30, 2022 and 2021, respectively.

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

Guarantees and Indemnifications

In the normal course of business, we enter into agreements that contain a variety of representations and provide for general indemnification. Our exposure under these agreements is unknown because it involves claims that may be made against us in the future. To date, we have not paid any claims or been required to defend any action related to our indemnification obligations. As of

June 30, 2022, we did not have any material indemnification claims that were probable or reasonably possible and consequently have not recorded related liabilities.

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

Purchase Commitments

We enter into agreements in the normal course of business with CMOs and other vendors for manufacturing services and raw materials purchases. We rely on several third-party manufacturers for our manufacturing requirements. As of June 30, 2022, we had the following amounts due of non-cancelable purchase commitments related to manufacturing services and raw materials purchased due to our key manufacturing partners. These amounts represent our minimum contractual obligations, including termination fees. If we terminate certain firm orders with our key manufacturing partners, we will be required to pay for the manufacturing services scheduled or raw materials purchased under our arrangements. The actual amounts we pay in the future to our vendors under such agreements may differ from the purchase order amounts.

Years ending December 31,	(in thousands)
Remainder of 2022	$51,470
2023	28,318
Total non-cancelable purchase commitments due to our key manufacturing partners	$79,788

7. Common Stock

Our certificate of incorporation authorizes us to issue up to 500,000,000 shares of common stock with $0.001 par value per share, of which 58,624,294 and 53,031,978 shares were issued and outstanding as of June 30, 2022 and December 31, 2021, respectively. The holders of our common stock are also entitled to receive dividends whenever funds are legally available, when and if declared by our board of directors. As of June 30, 2022 and December 31, 2021, no dividends had been declared. Each share of common stock is entitled to one vote.

In July 2021, we entered into an Open Market Sales AgreementSM (the “ATM Sales Agreement”) with Jefferies LLC (“Jefferies”), which provides that, upon the terms and subject to the conditions and limitations set forth in the ATM Sales Agreement, we may elect to issue and sell, from time to time, shares of our common stock having an aggregate offering price of up to $150.0 million through Jefferies acting as our sales agent or principal. We will pay Jefferies a commission of up to 3.0% of the gross sales proceeds of any common stock sold through Jefferies under the ATM Sales Agreement; however, we are not obligated to make any sales of common stock. As of June 30, 2022, we have sold 2,704,373 shares of our common stock under the ATM Sales Agreement at an average price of $25.08 per share for aggregate gross proceeds of $67.8 million ($65.7 million net of commissions and offering expenses).

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

Common stock reserved for future issuance under the 2020 Equity Incentive Plan (the “2020 Plan”) and the 2014 Equity Incentive Plan (the “2014 Plan”) was as follows, and excludes 62,382 shares issued outside of the 2014 Plan and 2020 Plan:

	June 30,	December 31,
	2022	2021
Options issued and outstanding	7,173,842	5,295,007
Restricted stock units outstanding	429,022	—
Shares available for future stock option grants	6,280,388	6,104,756
Total	13,883,252	11,399,763

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

The pre-funded warrants will not expire until they are fully exercised. However, we may not effect the exercise of any pre-funded warrants, and a holder will not be entitled to exercise any portion of any pre-funded warrants that, upon giving effect to such exercise, would cause: (i) the aggregate number of shares of our common stock beneficially owned by such holder (together with affiliates) to exceed 9.99% of the number of shares of our common stock outstanding immediately after giving effect to the exercise; or (ii) the combined voting power of our securities beneficially owned by such holder (together with its affiliates) to exceed 9.99% of the combined voting power of all of our securities outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of the pre-funded warrants. However, any holder of a pre-funded warrant may increase or decrease such percentage to any other percentage not in excess of 19.99% upon at least 61 days' prior notice for the holder to us. As of June 30, 2022, no shares underlying the pre-funded warrants had been exercised.

9. Equity Incentive Plans

2020 and 2014 Equity Incentive Plans

In June 2020, our board of directors adopted, and our stockholders approved, the 2020 Plan, which became effective on June 11, 2020. Under the 2020 Plan, we may grant stock options, appreciation rights, restricted stock and restricted stock units ("RSUs") to employees, consultants and directors. Stock options granted under the 2020 Plan may be either incentive stock options or nonqualified stock options. Incentive stock options may be granted only to our employees, including officers and directors who are also employees. Nonqualified stock options may be granted to our employees, officers, directors, consultants and advisors. The exercise price of stock options granted under the 2020 Plan must be at least equal to the fair market value of the common stock on the date of grant, except that an incentive stock option granted to an employee who owns more than 10% of the shares of our common stock shall have an exercise price of no less than 110% of the fair value per share on the grant date and expire five years from the date of grant. The maximum term of stock options granted under the 2020 Plan is 10 years, unless subject to the provisions regarding 10% stockholders. Our stock options granted to new employees generally vest over four years at a rate of 25% upon the first anniversary of the vesting commencement date and monthly thereafter. Our other stock options granted to employees generally vest on terms consistent with stock options granted to new employees or monthly over four years from the vesting commencement date. Our RSUs granted to new employees generally vest over four years at a rate of 25% upon one year from the grant date, then 12.5% every six months thereafter. Our other RSUs granted to employees generally vest over three and a half years at a rate of 25% upon six months from the grant date, then 12.5% every six months thereafter. A total of 10,150,000 shares of common stock were approved to be initially reserved for issuance under the 2020 Plan. The number of shares that remained available for issuance under the 2014 Plan as of the effective date of the 2020 Plan and shares subject to outstanding awards under the 2014 Plan as of the effective date of the 2020 Plan that are subsequently canceled, forfeited or repurchased by us will be added to the shares reserved under the 2020 Plan. In addition, the number of shares of common stock available for issuance under the 2020 Plan will be automatically increased on the first day of each calendar year during the ten-year term of the 2020 Plan, beginning with January 1, 2021 and ending with January 1, 2030, by an amount equal to 5% of the outstanding number of shares of our common stock on December 31 of the preceding calendar year or such lesser amount as determined by our board of directors. Effective January 1, 2022, the number of shares of common stock available under the 2020 Plan increased by 2,651,598 shares pursuant to the evergreen provision. As of June 30, 2022, an aggregate of 6,280,388 shares of common stock were available for issuance under the 2020 Plan.

Our 2014 Plan permitted the granting of incentive stock options, non-statutory stock options, restricted stock and other stock-based awards. Subsequent to the adoption of the 2020 Plan, no additional equity awards can be made under the 2014 Plan. As of June 30, 2022, 3,495,744 shares and 4,107,120 shares of common stock were subject to outstanding options and RSUs under the 2014 Plan and 2020 Plan, respectively.

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

At June 30, 2022 and December 31, 2021, 5,558 and 7,410 shares, respectively, remained subject to our right of repurchase as a result of the early exercised stock options. The remaining liabilities related to early exercised shares as of June 30, 2022 and December 31, 2021 were both less than $0.1 million and were recorded in other liabilities.

Stock Option Activity

Stock option activity under our 2020 Plan and 2014 Plan, which excludes options to purchase 62,382 shares granted outside of the 2020 Plan and 2014 Plan, was as follows:

			Options Outstanding
Stock Option Activity	Options Available for Grant		Number of Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balances — December 31, 2021	6,104,756		5,295,007	$9.30
Additional shares authorized	2,651,598		—
Options granted	(2,183,240)		2,183,240	$23.76
Options exercised	385	(2)	(168,494)	$3.64
Options forfeited	135,911		(135,911)	$25.26
Balances — June 30, 2022	6,709,410	(1)	7,173,842	$13.52	8.02	$66,049
Vested and expected to vest — June 30, 2022			7,173,842	$13.52	8.02	$66,049
Exercisable at June 30, 2022			3,146,962	$6.32	6.74	$49,569

(1)
Excludes 429,022 RSUs outstanding as of June 30, 2022.
(2)
Net exercise – shares returned to the Plan.

During the three months ended June 30, 2022 and 2021, 77,065 and 185,403 shares of stock options, respectively, were exercised for cash at a weighted-average price per share of $4.18 and $2.51, respectively. The weighted-average grant date fair value of options granted for the three months ended June 30, 2022 and 2021 was $14.60 and $13.91, respectively. The intrinsic value of the stock options exercised was $1.5 million and $3.5 million for the three months ended June 30, 2022 and 2021, respectively.

During the six months ended June 30, 2022 and 2021, 168,109 and 452,611 shares of stock options, respectively, were exercised for cash at a weighted-average price per share of $3.64 and $2.10, respectively. The weighted-average grant date fair value of options granted for the six months ended June 30, 2022 and 2021 was $15.88 and $14.14, respectively. The intrinsic value of the stock options exercised was $3.4 million and $9.9 million for the six months ended June 30, 2022 and 2021, respectively.

Restricted Stock Units Activity

In March 2022, our board of directors authorized the issuance of RSUs under our 2020 Plan and adopted a form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement (the "RSU Agreement"), which is intended to serve as a standard form agreement for RSU grants issued to employees. RSU activity for the six months ended June 30, 2022 was as follows:

	Shares	Weighted- Average Grant-Date Fair Value
Unvested at December 31, 2021	—	$—
Granted	449,650	24.00
Vested	—	—
Cancelled	(20,628)	24.79
Unvested at June 30, 2022	429,022	$23.96

The weighted-average grant date fair value of RSUs granted during the three and six months ended June 30, 2022 was $20.69 and $24.00, respectively. The aggregate fair value of unvested RSU is calculated using the closing price of our common stock on the grant date. As of June 30, 2022, the unrecognized stock-based compensation cost of unvested RSUs was $8.9 million, which is expected to be recognized over a weighted-average period of 3.2 years. There were no RSUs vested as of June 30, 2022.

2020 Employee Stock Purchase Plan

In June 2020, our board of directors adopted, and our stockholders approved, the 2020 Employee Stock Purchase Plan (the “2020 ESPP”), which became effective on June 11, 2020. The 2020 ESPP permits participants to purchase common stock through payroll deductions of up to 15% of their eligible compensation. Employees enrolled in the 2020 ESPP purchase shares of common stock at a price per share equal to 85% of the lower of the fair market value at the start or end of the six-month purchase periods within the two-year offering period. A total of 650,000 shares of common stock were approved to be initially reserved for issuance under the 2020 ESPP. In addition, the number of shares of common stock available for issuance under the 2020 ESPP will be automatically increased on the first day of each calendar year during the ten-year term of the 2020 Plan, beginning with January 1, 2021 and ending with January 1, 2030, by an amount of 1% of the outstanding number of shares of our common stock on December 31st of the preceding calendar year or such lesser amount as determined by our board of directors. Effective January 1, 2022, the number of shares of common stock available under the 2020 ESPP increased by 530,319 shares pursuant to the evergreen provision. As of June 30, 2022, 1,564,144 shares of common stock were available for issuance under the 2020 ESPP.

Stock-based Compensation

We estimated the fair value of employee stock options using the Black-Scholes option-pricing model for the three and six months ended June 30, 2022 and 2021 using the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Fair Value Assumptions
Expected volatility	78.9% - 81.2%	81.2% - 81.8%	78.1% - 81.2%	81.0% - 82.5%
Expected dividend yield	0%	0%	0%	0%
Expected term (in years)	5.5	5.5	5.4 - 5.5	5.5
Risk-free interest rate	2.8% - 3.0%	0.9% - 1.0%	1.6% - 3.0%	0.5% - 1.0%

We estimated the fair value of shares under the 2020 ESPP using the Black-Scholes option-pricing model for the three and six months ended June 30, 2022 and 2021 using the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Fair Value Assumptions
Expected volatility	78.8% - 82.0%	79.6% - 88.8%	78.8% - 97.5%	79.6% - 126.3%
Expected dividend yield	0%	0%	0%	0%
Expected term (in years)	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0
Risk-free interest rate	1.6% - 2.7%	0.0% - 0.2%	0.1% - 2.7%	0.0% - 0.2%

We recorded total stock-based compensation expense for the three and six months ended June 30, 2022 and 2021 related to the 2014 Plan, the 2020 Plan and the 2020 ESPP in the condensed statements of operations and allocated the amounts as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Research and development	$2,347	$982	$4,122	$1,665
General and administrative	3,547	1,787	5,871	2,969
Total	$5,894	$2,769	$9,993	$4,634

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

Income from grants is recognized in the period during which the related specified expenses are incurred, provided that the conditions under which the grants were provided have been met. We recognized $0.7 million and $0.4 million of grant income under the CARB-X and Shigella awards and recorded the amounts in Other income (expense), net in the condensed statement of operations during the three months ended June 30, 2022 and 2021, respectively, and $0.9 million and $0.4 million during the six months ended June 30, 2022 and 2021, respectively. A grant receivable of $0.7 million and $1.2 million representing unreimbursed, eligible costs incurred under the CARB-X and Shigella agreements was recorded and included in Prepaid expenses and other current assets in the condensed balance sheets as of June 30, 2022 and December 31, 2021, respectively.

11. Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share and excludes shares which are legally outstanding, but subject to repurchase by us:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss (in thousands)	$(48,532)	$(23,679)	$(87,518)	$(44,899)
Weighted-average shares outstanding used in computing net loss per share, basic and diluted(1)	60,818,778	51,508,340	59,192,182	51,342,585
Net loss per share, basic and diluted	$(0.80)	$(0.46)	$(1.48)	$(0.87)

(1)
Includes shares of common stock into which pre-funded warrants may be exercised. See Note 8 - Pre-Funded Warrants.

Potentially dilutive securities outstanding as of the periods presented below were excluded from the computation of diluted net loss per share for the three and six months ended June 30, 2022 because including them would have been antidilutive:

	As of June 30,
	2022	2021
Stock options	7,236,224	5,805,900
Restricted stock units	429,022	—
Employee stock purchase plan shares	102,404	82,286
Total	7,767,650	5,888,186

12. Income Taxes

In determining quarterly provisions for income taxes, we use the annual estimated effective tax rate applied to the actual year-to-date profit or loss, adjusted for discrete items arising in that period. Our annual estimated effective tax rate differs from the U.S. federal statutory rate primarily as a result of state taxes and changes in our valuation allowance against our deferred tax assets. For all periods presented, we have incurred net pre-tax losses in the United States. During the three and six months ended June 30, 2022, there were no material changes to our unrecognized tax benefits, and we do not expect to have any significant changes to unrecognized tax benefits through the end of the fiscal year. For the three and six months ended June 30, 2022, we reported zero tax provision. We do not have any tax audits or other issues pending.

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

As Sutro Biopharma was no longer considered a related party as of June 2, 2021, we excluded expenses after that date from related party transaction expenses. We recognized expenses related to the Sutro Biopharma Supply Agreement of $0 and $0.7 million for the three months ended June 30, 2022 and 2021, respectively and $0 million and $2.4 million for the six months ended June 30, 2022 and 2021, respectively. Accrued expenses payable to Sutro Biopharma were no longer considered as related party transactions as of June 30, 2022 and December 31, 2021, respectively.

14. Subsequent Events

Subsequent to June 30, 2022, through August 5, 2022, we sold a total of 725,709 shares of our common stock under the ATM Sales Agreement at an average price of $25.10 per share, generating aggregate gross proceeds of $18.2 million ($17.8 million net of commissions).

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

Overview

We are a clinical-stage vaccine innovation company engineering high-fidelity vaccines to protect humankind from the consequences of bacterial diseases. We are developing broad-spectrum conjugate and novel protein vaccines to prevent or treat bacterial infectious diseases. We are re-engineering the way highly complex vaccines are made through modern synthetic techniques, including advanced chemistry and the XpressCF cell-free protein synthesis platform, exclusively licensed from Sutro Biopharma, Inc., or Sutro Biopharma. Unlike conventional cell-based approaches, our system for producing difficult-to-make proteins and antigens is intended to accelerate our ability to efficiently create and deliver high-fidelity vaccines with enhanced immunological benefits. Our pipeline includes pneumococcal conjugate vaccine, or PCV, candidates that we believe are among the most broad-spectrum PCV candidates currently in development, targeting the approximately $7 billion global pneumococcal vaccine market. Our lead vaccine candidate, VAX-24, is a 24-valent, broad-spectrum investigational PCV being developed for the prevention of invasive pneumococcal disease, or IPD. On January 6, 2022, we announced that the U.S. Food and Drug Administration, or FDA, cleared our investigational new drug, or IND, application for VAX-24 in adults. On February 23, 2022, we announced the initiation of our Phase 1/2 clinical proof-of-concept study in adults 18 to 64 years of age. The Phase 1 portion of the study includes 64 healthy adults 18 to 49 years of age and the Phase 2 portion of the study includes approximately 800 healthy adults 50 to 64 years of age. On April 4, 2022, we announced the initiation of the Phase 2 portion of this study, which occurred after an independent Data Monitoring Committee completed a prespecified review of Phase 1 safety and tolerability data and recommended that the study progress as planned. On July 12, 2022, we announced the completion of enrollment in this Phase 2 portion of the study. We expect to announce topline safety and tolerability results from the Phase 1 portion of the study and safety, tolerability and immunogenicity results from the Phase 2 portion of the study in October or November 2022. We also announced on July 12, 2022 the initiation of a separate Phase 2 study in approximately 200 healthy adults aged 65 and older. We expect to announce topline safety, tolerability and immunogenicity results from this study in the first half of 2023. Subject to satisfactory topline results from the Phase 1/2 proof-of-concept study in adults 18 to 64 years of age, we anticipate submitting a pediatric IND application to the FDA for VAX-24 in the first half of 2023. Our second PCV candidate, VAX-XP, builds on what has been established with VAX-24 and is designed to expand the breadth of coverage to greater than 30 strains without compromising immunogenicity due to carrier suppression. VAX-XP has the potential to address over 90% of pneumococcal disease currently circulating in the United States. In addition to our PCV franchise, our pipeline includes VAX-A1, a novel conjugate vaccine candidate designed to prevent Group A Strep infections; VAX-PG, a therapeutic vaccine candidate designed to slow or stop the progression of periodontal disease; and other discovery-stage programs.

Since March 31, 2022, key developments affecting our business include the following:

•
Dosed First Participants in Phase 2 Portion of VAX-24 Phase 1/2 Clinical Proof-of-Concept Study in Adults: In April 2022, we announced that the first participants had been dosed in the Phase 2 portion of the VAX-24 Phase 1/2 clinical proof-of-concept study. The initiation of the Phase 2 portion, which includes healthy adults 50 to 64 years of age, occurred after the independent Data Monitoring Committee completed a prespecified review of initial Phase 1 safety and tolerability data and recommended that the study progress as planned.
o
The VAX-24 Phase 1/2 clinical proof-of-concept study (VAX-24 Study 101, NCT05266456) is a randomized, observer-blind, dose-finding, controlled study designed to evaluate the safety, tolerability and immunogenicity of VAX-24 in healthy adults 18-64 years of age.
o
The Phase 1 portion of the study is evaluating safety and tolerability of a single injection of VAX-24 at three dose levels and compared to Prevnar 20™ in 64 healthy adults 18 to 49 years of age.
o
The Phase 2 portion is evaluating the safety, tolerability and immunogenicity of a single injection of VAX-24 at three dose levels and compared to a single injection of Prevnar 20™ in approximately 800 healthy adults 50 to 64 years of age. The prespecified immunogenicity endpoints of the Phase 2 portion of the study include an assessment of the induction of antibody responses, using opsonophagocytic activity, or OPA, and immunoglobulin G, or IgG, at each of the three VAX-24 doses and compared to Prevnar 20™ and, for the additional four serotypes contained in VAX-24 and Pneumovax® 23, but not in Prevnar 20™, the percentage of subjects that experience a four-fold rise in antibody titers.
o
Participants in the study will be evaluated for safety through six months after vaccination.
o
The study enrolled subjects at 13 sites in the United States.

•
Completed Enrollment of Phase 2 Portion of VAX-24 Phase 1/2 Clinical Proof-of-Concept Study in Adults: In July 2022, we announced the completion of enrollment in the Phase 2 portion of the ongoing Phase 1/2 clinical proof-of-concept study in adults 18-64 years of age. VAX-24 is designed to prevent IPD and deliver the broadest-spectrum PCV.
o
We expect to announce topline safety and tolerability results from the Phase 1 portion of the study and safety, tolerability and immunogenicity results from the Phase 2 portion of the study in October or November 2022.

•
Initiated Separate VAX-24 Phase 2 Clinical Study in Adults 65 Years and Older: In July 2022, we announced that we also dosed the first participants in a separate Phase 2 study in adults 65 years of age and older. This study is intended to further build the body of clinical evidence to support the potential of VAX-24 as the broadest-spectrum PCV in adults.
o
This VAX-24 Phase 2 clinical study (VAX-24 Study 102, NCT05297578) is a randomized, observer-blind, dose-finding, controlled study designed to evaluate the safety, tolerability and immunogenicity of VAX-24 in approximately 200 healthy adults 65 years of age and older.
o
The study is evaluating the safety, tolerability and immunogenicity of a single injection of VAX-24 at three dose levels and compared to a single injection of Prevnar 20™. The prespecified immunogenicity endpoints of the study include an assessment of the induction of antibody responses, using OPA and IgG, at each of the three VAX-24 doses and compared to Prevnar 20™ and, for the additional four serotypes contained in VAX-24 and Pneumovax® 23, but not in Prevnar 20™, the percentage of subjects that experience a four-fold rise in antibody titers.
o
Participants in the study will be evaluated for safety through six months after vaccination.
o
The study is currently being conducted at approximately 20 sites in the United States.
•
Received FDA Fast Track Designation for VAX-24 in Adults: In early August 2022, we announced that the FDA granted Fast Track designation to VAX-24 in adults ages 18 and older. The Fast Track designation is an FDA process that has been designed to facilitate the development and expedite the review of drugs, including vaccines, that treat or prevent serious conditions and fill an unmet medical need. Companies with products receiving Fast Track designation are eligible for more frequent meetings with the FDA to discuss the drug’s development plan and ensure collection of data needed to support drug approval and more frequent written communication from the FDA about things such as the design of proposed clinical trials. Finally, these companies may also be eligible for Accelerated Approval and Priority Review, if relevant criteria are met.
•
Completed Successful Pre-IND Meeting with FDA Regarding VAX-24 Pediatric Development Program: In July 2022, we successfully completed a pre-IND meeting with the FDA regarding the pediatric clinical program for VAX-24. We received positive written feedback from the FDA supporting the initiation of a pediatric study that proceeds directly into infants contingent on satisfactory topline safety, tolerability and immunogenicity results from the ongoing VAX-24 Phase 1/2 clinical proof-of-concept study in adults 18 to 64 years of age. This approach provides us with an accelerated clinical path to deliver a potentially best-in-class PCV, VAX-24, to the pediatric population, which represents the largest portion of the pneumococcal vaccine market in the United States.
•
Published New Research Supporting the Potential of Our Technology Platform: The paper, “Non-Native Amino Acid Click Chemistry-Based Technology for Site-Specific Polysaccharide Conjugation to a Bacterial Protein Serving as Both Carrier and Vaccine Antigen,” published in the July 2022 edition of the journal ACS Omega, demonstrates the potential advantages of our site-specific conjugation technology, the XpressCF™ cell-free protein synthesis platform, over random conjugation associated with the limitations of traditional chemistry. Specifically, this study used our platform technology to preserve B-cell and T-cell epitopes that are critical for generating T-cell help and protective immune responses against Group A Streptococcus, or Strep. Key findings from this study, which received the American Chemical Society Editor’s Choice Award, include:

o
The XpressCF™ platform produced a streptolysin O, or SLO, protein containing several non-native amino acids to facilitate site-specific conjugation to the polyrhamnose backbone of the Group A Strep carbohydrate to form a conjugate vaccine.
o
This vaccine candidate produced robust antibody responses and generated functional antibodies against both conserved Group A Strep virulence factors.
o
Additionally, this vaccine candidate also provided protection against systemic Group A Strep challenge, whereas conventional conjugation technologies showed a marked decrease in immunogenicity when employing the same immunogens.

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

We have incurred net losses in each year since inception and expect to continue to incur net losses in the foreseeable future. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending in large part on the timing of our preclinical studies, clinical trials and manufacturing activities, and our expenditures on other research and development activities. Our net loss was $48.5 million for the three months ended June 30, 2022. As of June 30, 2022, we had an accumulated deficit of $386.2 million. As of June 30, 2022, we had cash, cash equivalents and investments of $361.4 million, which we believe will be sufficient to fund our operating expenses and capital expenditure requirements through at least the next 12 months from the filing date of this Quarterly Report on Form 10-Q.

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

In June 2018, we entered into a letter agreement with Lonza, pursuant to which we agreed to certain terms for potential future payments in shares of our common stock as partial satisfaction of future obligations to Lonza. Specifically, we and Lonza agreed that the initial pre-IND cash payments made by us to Lonza would be subject to a specified dollar cap, or the Initial Cash Cap. After the Initial Cash Cap has been reached, then at our election, we would have the option to make any further pre-IND payments owed to Lonza in cash, in shares of our common stock at then market prevailing prices, or a combination of both, provided that (i) Lonza had the right to elect to receive up to 25% of pre-IND payments in shares of our common stock, up to a maximum of $2.5 million, and (ii) we had the right to issue no more than $10.0 million of pre-IND payments in shares of our common stock. In April 2021, we reached the Initial Cash Cap and notified Lonza that we would be exercising our option to issue approximately $10.0 million in shares of our common stock as payment for a portion of pre-IND payments due April 30, 2021. In June 2021, we issued 399,680 shares of our common stock to Lonza at a price of $25.02 per share to pay for $10.0 million of the pre-IND payments due April 30, 2021.

In October 2018, we entered into a second development and manufacturing services agreement with Lonza (the “Lonza 2018 DMSA,” and together with the Lonza DMSA, the “Lonza Agreements”), pursuant to which Lonza is obligated to perform services including manufacturing process development and the manufacture and supply of VAX-24 finished drug product.

In April 2022, we entered into a master services agreement for drug product development and manufacturing (the "Master Services Agreement") with Lonza effective as of March 22, 2022, pursuant to which Lonza will perform manufacturing process development and clinical manufacture and supply of our proprietary PCV. Unless terminated earlier, the Master Services Agreement will remain in place for a period of five years. Either party may terminate the Master Services Agreement for any reason with prior written notice to the other party, provided that Lonza may not exercise such right until a specified future date. In addition, either party may terminate the Master Services Agreement (i) within a given time period upon any material breach that is left uncured by the other party, or (ii) immediately if the other party becomes insolvent. We may also terminate the Master Services Agreement upon an extended force majeure event. Upon expiration and/or termination of the Master Services Agreement and/or any purchase order, we will pay Lonza for all services rendered, all costs incurred, all unreimbursed capital equipment and any cancellation fees.

Under the Lonza Agreements, we will pay Lonza agreed upon fees for Lonza’s performance of manufacturing services, and we will reimburse Lonza for its out-of-pocket costs associated with purchasing raw materials, plus a customary handling fee. Each Lonza Agreement is managed by a steering committee and any dispute at the steering committee will be resolved by senior executives of the parties.

Sutro Biopharma

Vaxcyte was formed through its relationship with Sutro Biopharma, Inc., in 2013 by our co-founders with the goal of utilizing Sutro Biopharma’s proprietary XpressCF platform for protein synthesis in the field of vaccines addressing infectious diseases.

In addition to receiving funding, we entered into a license agreement with Sutro Biopharma, or the Sutro License, on August 1, 2014. The Sutro License was amended on October 12, 2015 and again on May 9, 2018 and May 29, 2018. Under this license, we received an exclusive, worldwide, royalty-bearing, sublicensable license under Sutro Biopharma’s patents and know-how relating to cell-free expression of proteins to (i) research, develop, use, sell, offer for sale, export, import and otherwise exploit specified vaccine compositions, such rights being sublicensable, for the treatment or prophylaxis of infectious diseases, excluding cancer vaccines, and (ii) manufacture, or have manufactured by an approved contract manufacturing organization, or CMO, such vaccine compositions from extracts supplied by Sutro Biopharma pursuant to the Sutro Biopharma Supply Agreement (as described below). We are obligated to use commercially reasonable efforts to develop, obtain regulatory approval for and commercialize the vaccine compositions. In consideration of the rights granted under the Sutro License, we are obligated to pay Sutro Biopharma a 4% royalty on worldwide aggregate net sales of vaccine products for human health and a 2% royalty on such net sales of vaccine products for animal health. Such royalty rates are subject to specified reductions, including standard reductions for third-party payments and for expiration of relevant patent claims. Royalties are payable on a vaccine composition-by-vaccine composition and country-by-country basis until the later of expiration of the last valid claim in the licensed patents covering such vaccine composition in such country and ten years after the first commercial sale of such vaccine composition.

In May 2018, we entered into a supply agreement, or the Sutro Biopharma Supply Agreement, with Sutro Biopharma pursuant to which we purchase from Sutro Biopharma extract and custom reagents for use in manufacturing non-clinical and certain clinical supply of vaccine compositions utilizing the technology licensed under the Sutro License at prices not to exceed a specified percentage above Sutro Biopharma’s fully burdened manufacturing cost. If any extracts or custom reagents do not meet the specifications and warranties provided, then we will not have an obligation to pay for the non-conforming product, and Sutro Biopharma will be obligated to replace the non-conforming product within the shortest possible time with conforming product at our cost. The term of the Sutro Biopharma Supply Agreement is from execution until the later of July 31, 2022 and the date the parties enter into and commence activities under the supply agreement unless extended through a subsequent supply agreement for the supply of extract and custom reagents for vaccine compositions for Phase 3 and commercial uses as contemplated in the Supply Agreement. We are currently in the process of negotiating and extending the term of the Sutro Biopharma Supply Agreement.

For additional details regarding our relationship with Sutro Biopharma, see Note 13, “Related Party Transactions,” to our condensed financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

For additional details regarding our outstanding non-cancelable purchase commitments with our manufacturing partners, see Note 6, “Commitments and Contingencies,” to our condensed financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

In particular, the COVID-19 pandemic has slowed raw material supply chains and travel restrictions delayed the qualification of key analytical equipment used in manufacturing and curtailed in-person CMO, oversight of manufacturing, affecting our manufacturing processes. As the pandemic continues, we could see an additional impact on our ability to advance our programs, obtain supplies from our contract manufacturers and other manufacturers, enroll participants in our clinical trials or interact with regulators, ethics committees or other important agencies due to limitations in regulatory authority, employee resources or otherwise. In any event, if the COVID-19 pandemic continues to persist for an extended period of time, we could experience significant disruptions to our development timelines, which would adversely affect our business, financial condition, results of operations and growth prospects.

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

Components of Results of Operations

Operating Expenses

Research and Development

Research and development expenses represent costs incurred in performing research, development and manufacturing activities in support of our own product development efforts and include personnel-related costs (such as salaries, employee benefits and stock-based compensation) for our personnel in research and development functions; costs related to acquiring, developing and manufacturing supplies for preclinical studies, clinical trials and other studies, including fees paid to CMOs; costs and expenses related to agreements with contract research organizations, investigative sites and consultants to conduct non-clinical and preclinical studies and clinical trials; professional and consulting services costs; research and development consumables costs; laboratory supplies and equipment costs; and facility and other allocated costs.

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

Our research and development costs may vary significantly based on factors such as:

•
the costs and timing of our chemistry, manufacturing and controls, activities, including fulfilling GMP-related standards and compliance, and identifying and qualifying second suppliers;
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

General and Administrative

General and administrative expenses consist primarily of costs and expenses related to personnel (including salaries, employee benefits and stock-based compensation) in our executive, legal, finance and accounting, human resources and other administrative functions; legal services, including relating to intellectual property and corporate matters; accounting, auditing, consulting and tax services; insurance; and facility and other allocated costs not otherwise included in research and development expenses. We expect our general and administrative expenses to increase substantially in absolute dollars for the foreseeable future as we increase our headcount to support our continued research and development activities and grow our business. We expect continued increases in general and administrative expenses related to compliance with the rules and regulations of the SEC and The Nasdaq Stock Market LLC (“Nasdaq”), additional insurance expenses, investor relations and corporate communications activities and other administrative and professional services.

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

Grant Income

In July 2019, we received a cost-reimbursement research award from Combating Antibiotic Resistant Bacteria Biopharmaceutical Accelerator, or CARB-X, a public-private partnership funded under a Cooperative Agreement from Assistant Secretary for Preparedness and Response/Biomedical Advanced Research and Development Authority and by awards from Wellcome Trust, Germany’s Federal Ministry of Education and Research, the United Kingdom Global Antimicrobial Resistance Innovation Fund and the Bill & Melinda Gates Foundation. In connection with this funding, we entered into a cost-reimbursement sub-award agreement with the Trustees of Boston University, the administrator of the program, or the CARB-X agreement. CARB-X awarded us up to $1.6 million in initial funding to advance the development of a universal vaccine to prevent infections caused by Group A Strep Bacteria. In July 2020, the CARB-X agreement was amended with the initial funding amount increased from $1.6 million to $2.7 million. In December 2020, we reached the maximum CARB-X funding limit for this initial funding period, and subsequently submitted our funding proposal to CARB-X for the next period under our agreement. In April 2021, we received approval for the next phase of CARB-X development and executed the cost-reimbursement sub-award agreement with the Trustees of Boston University in August 2021. Pursuant to the CARB-X agreement, the award committed additional funding of $3.2 million for IND-enabling activities and total potential funding of up to $29.7 million (including the current $3.2 million award and the prior $2.7 million award) upon the achievement of future VAX-A1 development milestones. In January 2022, CARB-X revised the parameters for the contribution of CARB-X funding and implemented maximum funding levels for all grant recipients. As a result, our total funding available upon achievement of development milestones through Phase 1 human clinical trials was revised from $29.7 million to $13.9 million (inclusive of the $5.9 million awarded to date). Separately, the National Institute of Health, or NIH, awarded us up to $0.5 million in April 2021 to advance the development of a vaccine against Shigella infection. Grant income pursuant to our award agreements is recognized as we incur and pay qualifying expenses over the periods of the awards. We recognized $0.7 and $0.4 million in grant income for funding research and development during the three months ended June 30, 2022 and 2021, respectively, and $0.9 million and $0.4 million during the six months ended June 30, 2022 and 2021, respectively. Grant income is included as a component of Other income (expense), net in the condensed statements of operations.

Results of Operations

Comparison of the Three Months Ended June 30, 2022 and 2021

The following table summarizes our results of operations for the periods presented:

	Three Months Ended June 30,		Change
	2022	2021	$	%
	(in thousands)
Operating expenses:
Research and development	$38,469	$17,651	$20,818	117.9%
General and administrative	9,417	6,079	3,338	54.9%
Total operating expenses	47,886	23,730	24,156	101.8%
Loss from operations	(47,886)	(23,730)	(24,156)	101.8%
Other income (expense), net:
Interest expense	(2)	(7)	5	(71.4)%
Interest income	399	93	306	329.0%
Grant income	690	378	312	82.5%
Realized gain on marketable securities	—	1	(1)	(100.0)%
Foreign currency transaction gains (losses)	(1,733)	(414)	(1,319)	318.6%
Total other income (expense), net	(646)	51	(697)	*
Net loss	$(48,532)	$(23,679)	$(24,853)	105.0%

* not meaningful

Operating Expenses

Research and Development Expenses

The following table summarizes our research and development expenses for the periods presented:

	Three Months Ended June 30,		Change
	2022	2021	$	%
	(in thousands)
Product and clinical development (1)	$16,357	$8,285	$8,072	97.4%
Personnel-related	7,206	4,011	3,195	79.7%
Professional and consulting services	1,437	1,058	379	35.8%
Research and development consumables	7,635	1,317	6,318	479.7%
Facility related and other allocated	4,046	1,869	2,177	116.5%
Laboratory supplies and equipment	1,124	945	179	18.9%
Other (2)	664	166	498	300.0%
Total research and development expenses	$38,469	$17,651	$20,818	117.9%

(1)
Includes expenses for third-party manufacturing and outsourced contract services, including preclinical studies and outsourced assays.
(2)
Includes travel-related expenses and other miscellaneous office expenses.

Research and development expenses increased by $20.8 million, or 117.9%, during the three months ended June 30, 2022 compared to the corresponding period in 2021. The increase of $8.1 million in product and clinical development expenses was primarily due to the initiation of our VAX-24 Phase 1/2 clinical proof-of-concept study in the first quarter of 2022 and increases in VAX-XP IND readiness and VAX-24 Phase 3 readiness activities, partially offset by a decrease inVAX-24 IND readiness activities as the IND application for our VAX-24 adult program was submitted in late 2021. The increase of $3.2 million in personnel-related expenses was primarily due to higher salaries, benefits and stock-based compensation expense resulting from an increase in the number of options and restricted stock units, or RSUs, granted and the growth in the number of employees in our research and development functions. The increase of $6.3 million in research and development consumables was primarily related to costs incurred for extracts and reagents for our VAX-24 Phase 3 readiness activities. The increase of $2.2 million in facility related and other allocated expenses was primarily due to increases in lease expense related to our new corporate headquarters allocated to research and development.

General and Administrative Expenses

General and administrative expenses increased by $3.3 million, or 54.9%, during the three months ended June 30, 2022 compared to the corresponding period in 2021. The increase was primarily due to an increase of $2.7 million in personnel-related expenses, which was related to higher salaries, benefits and stock-based compensation expense resulting from an increase in the number of options and RSUs granted and the growth in the number of employees in our general and administrative functions.

Other Income (Expense), Net

Other income (expense), net decreased by $0.7 million, during the three months ended June 30, 2022 compared to the corresponding period in 2021. The decrease was primarily attributable to an increase in foreign currency losses of $1.3 million generated from a decrease in Swiss Franc cash balances and depreciation of the U.S. dollar against the Swiss Franc, partially offset by a $0.3 million of increase in grant income related to increased CARB-X activities and $0.3 million in interest income.

Comparison of the Six Months Ended June 30, 2022 and 2021

The following table summarizes our results of operations for the periods presented:

	Six Months Ended June 30,		Change
	2022	2021	$	%
	(in thousands)
Operating expenses:
Research and development	$70,147	$34,909	$35,238	100.9%
General and administrative	16,960	11,964	4,996	41.8%
Total operating expenses	87,107	46,873	40,234	85.8%
Loss from operations	(87,107)	(46,873)	(40,234)	85.8%
Other income (expense), net:
Interest expense	(2)	(7)	5	(71.4)%
Interest income	533	155	378	243.9%
Grant income	850	378	472	124.9%
Realized gain on marketable securities	—	1	(1)	(100.0)%
Foreign currency transaction gains (losses)	(1,792)	1,447	(3,239)	(223.8)%
Total other income (expense), net	(411)	1,974	(2,385)	(120.8)%
Net loss	$(87,518)	$(44,899)	$(42,619)	94.9%

* not meaningful

Operating Expenses

Research and Development Expenses

The following table summarizes our research and development expenses for the periods presented:

	Six Months Ended June 30,		Change
	2022	2021	$	%
	(in thousands)
Product and clinical development (1)	$30,159	$16,647	$13,512	81.2%
Personnel-related	13,436	8,020	5,416	67.5%
Professional and consulting services	2,707	2,092	615	29.4%
Research and development consumables	11,834	3,141	8,693	276.8%
Facility related and other allocated	8,538	3,088	5,450	176.5%
Laboratory supplies and equipment	2,374	1,567	807	51.5%
Other (2)	1,099	354	745	210.5%
Total research and development expenses	$70,147	$34,909	$35,238	100.9%

(1)
Includes expenses for third-party manufacturing and outsourced contract services, including preclinical studies and outsourced assays.
(2)
Includes travel-related expenses and other miscellaneous office expenses.

Research and development expenses increased by $35.2 million, or 100.9%, during the six months ended June 30, 2022 compared to the corresponding period in 2021. The increase of $13.5 million in product and clinical development expenses was primarily due to increased VAX-XP IND readiness activities, the initiation of our VAX-24 Phase 1/2 clinical proof-of-concept study in the first quarter of 2022 and increased VAX-24 Phase 3 readiness activities, partially offset by a decrease in VAX-24 IND readiness activities as the IND application for our VAX-24 adult program was submitted in late 2021. The increase of $5.4 million in personnel-related expenses was primarily due to higher salaries, benefits and stock-based compensation expense resulting from an increase in the number of options and RSUs granted and the growth in the number of employees in our research and development functions. The increase of $8.7 million in research and development consumables was primarily related to costs incurred for extracts and reagents for our VAX-24 Phase 3 readiness activities. The increase of $5.5 million in facility related and other allocated expenses was primarily due to increases in lease expense related to our new corporate headquarters allocated to research and development.

General and Administrative Expenses

General and administrative expenses increased by $5.0 million, or 41.8%, during the six months ended June 30, 2022 compared to the corresponding period in 2021. The increase was primarily due to an increase of $4.2 million in personnel-related expenses, which was related to higher salaries, benefits and stock-based compensation expense resulting from an increase in the number of options and RSUs granted and the growth in the number of employees in our general and administrative functions.

Other Income (Expense), Net

Other income (expense), net decreased by $2.4 million, or 120.8%, during the six months ended June 30, 2022 compared to the corresponding period in 2021. The decrease was primarily attributable to an increase in foreign currency losses of $3.2 million generated from a decrease in Swiss Franc cash balances and depreciation of the U.S. dollar against the Swiss Franc, partially offset by a $0.5 million of increase in grant income related to increased CARB-X activities and $0.4 million in interest income.

Liquidity and Capital Resources

From inception through June 30, 2022, we have incurred losses and negative cash flows from operations and have funded our operations primarily through the issuance of common stock, pre-funded warrants to purchase our common stock and, prior to our IPO, redeemable convertible preferred stock, totaling approximately $752.4 million in aggregate gross proceeds and $718.5 million net of underwriting discounts, commissions and offering expenses. As of June 30, 2022, we had $238.2 million of cash and cash equivalents, $123.2 million in investments and an accumulated deficit of $386.2 million.

On July 2, 2021, we filed a shelf registration statement on Form S-3ASR, or the Shelf Registration Statement, under which we may, from time to time, sell securities in one or more offerings of our common stock, preferred stock, debt securities or warrants. The Shelf Registration Statement became automatically effective upon the filing of the Form S-3ASR on July 2, 2021.

In July 2021, we entered into an Open Market Sales AgreementSM, or the ATM Sales Agreement, with Jefferies LLC, which provides that, upon the terms and subject to the conditions and limitations set forth in the ATM Sales Agreement, we may elect to issue and sell, from time to time, shares of our common stock having an aggregate offering price of up to $150.0 million through Jefferies acting as our sales agent or principal. Under the ATM Sales Agreement, Jefferies may sell the shares of common stock by any method permitted by law deemed to be an “at-the-market offering” as defined under the Securities Act of 1933, as amended, in block transactions or in privately-negotiated transactions with our consent. Jefferies will use commercially reasonable efforts to sell the shares of common stock subject to the ATM Sales Agreement from time to time, based upon our instructions (including any price, time or size limits or other customary parameters or conditions that we may impose). We will pay Jefferies a commission of up to 3.0% of the gross sales proceeds of any common stock sold through Jefferies under the ATM Sales Agreement; however, we are not obligated to make any sales of common stock. As of June 30, 2022, we have sold 2,704,373 shares of our common stock under the ATM Sales Agreement at an average price of $25.08 per share for aggregate gross proceeds of $67.8 million ($65.7 million net of commissions and offering expenses).

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

We believe that our existing cash, cash equivalents and investments as of the date of this Quarterly Report on Form 10-Q will be sufficient to fund our operating expenses and capital expenditure requirements through at least 12 months from the filing date of this Quarterly Report on Form 10-Q. However, we will need to raise additional capital prior to commencing pivotal trials for any of our vaccine candidates. Until we can generate sufficient revenue from the commercialization of our vaccine candidates or from collaboration agreements with third parties, if ever, we expect to finance our future cash needs through public or private equity or debt financings, third-party (including government) funding and marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches. The sale of equity, pre-funded warrants or convertible debt securities may result in dilution to our stockholders and, in the case of preferred equity securities or convertible debt, those securities could provide for rights, preferences or privileges senior to those of our common stock. Debt financings may subject us to covenant limitations or restrictions on our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Our ability to raise additional funds may be adversely impacted by deteriorating global economic conditions, including higher inflation rates and changes in interest rates, and the recent disruptions to and volatility in the credit and financial markets in the United States and worldwide. There can be no assurance that we will be successful in acquiring additional funding at levels sufficient to fund our operations or on terms favorable or acceptable to us. If we are unable to obtain adequate financing when needed or on terms favorable or acceptable to us, we may be forced to delay, reduce the scope of or eliminate one or more of our research and development programs.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2022	2021
	(in thousands)
Net cash used in operating activities	$(66,828)	$(41,885)
Net cash provided by (used in) investing activities	75,831	(193,921)
Net cash provided by financing activities	160,897	1,443
Effect of exchange rate changes on cash and cash equivalents	(712)	30
Net increase (decrease) in cash, cash equivalents and restricted cash	$169,188	$(234,333)

Cash Flows from Operating Activities

Net cash used in operating activities for the six months ended June 30, 2022 was $66.8 million, which primarily resulted from a net loss of $87.5 million, partially offset by non-cash charges of $15.3 million and a net change in our operating assets and liabilities of $5.4 million. Non-cash charges primarily consisted of $10.0 million in stock-based compensation expense, $3.4 million in amortization of right-of-use, or ROU, assets and $1.2 million in depreciation and amortization. The net change in operating assets and liabilities of $5.4 million was primarily due to increases in operating lease liabilities of $4.4 million related to the San Carlos office and accrued expenses of $1.6 million and a decrease in prepaid and other current assets of $1.0 million related to prepaid insurance and research costs, partially offset by a decrease in accrued compensation of $1.4 million and an increase in other assets of $1.3 million.

Net cash used in operating activities for the six months ended June 30, 2021 was $41.9 million, which primarily resulted from a net loss of $44.9 million and a net change in our operating assets and liabilities of $3.5 million, partially offset by non-cash charges of $6.5 million. The net change in operating assets and liabilities of $3.5 million was primarily due to an increase in prepaid and other current assets of $6.4 million related to prepaid rent expenses upon adoption of ASC 842 and a decrease in accrued manufacturing expenses of $5.6 million related to outsourced manufacturing activities, partially offset by increases in accounts payable of $4.1 million and accrued expenses of $3.5 million. Non-cash charges primarily consisted of $4.6 million in stock-based compensation expense and $0.8 million in depreciation and amortization.

Cash Flows from Investing Activities

Cash provided by investing activities for the six months ended June 30, 2022 was $75.8 million, which related primarily to $90.1 million in maturities of investments and $3.5 million in sales of investments, partially offset by $13.9 million in purchases of investments and $3.9 million of purchases of lab equipment and leasehold improvements.

Cash used in investing activities for the six months ended June 30, 2021 was $193.9 million, which related primarily to $228.5 million of purchases of investments and $3.5 million of purchases of lab equipment, partially offset by $21.0 million in maturities of investments and $17.1 million in sales of investments.

Cash Flows from Financing Activities

Cash provided by financing activities for the six months ended June 30, 2022 was $160.9 million, which primarily consisted of net proceeds from our follow-on public offering of $107.6 million and under our ATM Sales Agreement of $52.1 million.

Cash provided by financing activities for the six months ended June 30, 2021 was $1.4 million, which primarily consisted of proceeds from exercise of common stock options.

Contractual Obligations and Commitments

Our material cash requirements include the following contractual and other obligations:

Leases

We have operating lease agreements for our office spaces. As of June 30, 2022, we had total lease payment obligations of $24.0 million, of which $6.6 million is payable within one year.

Purchase Commitments

We have certain payment obligations under various license agreements. Under these agreements, we are required to make milestone payments upon successful completion and achievement of certain intellectual property, clinical, regulatory and sales milestones. The payment obligations under the license agreements are contingent upon future events such as our achievement of specified development, clinical, regulatory and commercial milestones, and we will be required to make development milestone payments and royalty payments in connection with the sale of products developed under these agreements. As the achievement and timing of these future milestone payments are not probable or estimable, such amounts have not been included in our condensed balance sheets as of June 30, 2022 or December 31, 2021.

We enter into agreements in the normal course of business with CMOs and other vendors for manufacturing services and raw materials purchases. We rely on several third-party manufacturers for our manufacturing requirements. As of June 30, 2022, we had the following amounts due of non-cancelable purchase commitments related to manufacturing services and raw materials purchased due to our key manufacturing partners. These amounts represent our minimum contractual obligations, including termination fees. If we terminate certain firm orders with our key manufacturing partners, we will be required to pay for the manufacturing services scheduled or raw materials purchased under our arrangements. The actual amounts we pay in the future to the vendors under such agreements may differ from the purchase order amounts.

Years ending December 31,	(in thousands)
Remainder of 2022	$51,470
2023	28,318
Total non-cancelable purchase commitments due to our key manufacturing partners	$79,788

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

The Black-Scholes option-pricing model requires the use of subjective assumptions, such as volatility, which determine the fair value of stock-based awards. The assumptions utilized in the Black-Scholes option-pricing model are expected term, expected volatility, expected dividend, risk-free interest rate and fair value of common stock.

Leases

We adopted Accounting Standards Update, or ASU 2016-02, Leases (Topic 842) on January 1, 2021, using the modified retrospective transition approach. There was no cumulative-effect adjustment recorded to retained earnings upon adoption.

Under ASC 842, we assess all arrangements that convey the right to control the use of property, plant and equipment, at inception, to determine if it is, or contains, a lease based on the unique facts and circumstances present in the arrangements. In addition, we determine whether leases meet the classification criteria of a finance or operating lease at the lease commencement date considering: (i) whether the lease transfers ownership of the underlying asset to the lessee at the end of the lease term, (ii) whether the lease contains a bargain purchase option, (iii) whether the lease term is for a major part of the remaining economic life of the underlying asset, (iv) whether the present value of the sum of the lease payments and residual value guaranteed by the lessee equals or exceeds substantially all of the fair value of the underlying asset, and (v) whether the underlying asset is of such a specialized nature that it is expected to have no alternative use to the lessor at the end of the lease term. As of June 30, 2022, our lease population consisted only of operating real estate leases.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Our cash and cash equivalents as of June 30, 2022 and December 31, 2021 consisted of readily available checking and money market funds. As of June 30, 2022, we also invested in U.S. Treasury securities, U.S. government agency securities, corporate debt, commercial paper, and asset-backed securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the nature of the instruments in our portfolio, a sudden change in market interest rates would not be expected to have a material impact on our financial condition or results of operations. We believe that our exposure to interest rate risks is not significant and that a hypothetical 10% movement in market interest rates would not have a significant impact on the total value of our portfolio or our interest income. In addition, we do not believe that our cash and cash equivalents have significant risk of default or illiquidity.

Foreign Currency Risk

We are exposed to market risk related to changes in foreign currency exchange rates, mainly relating to our contract with Lonza, our CMO in Switzerland. We have also entered into a limited number of contracts with other parties with payments denominated in foreign currencies. Payments under these contracts are made in foreign currencies and are subject to fluctuations in foreign currency rates. We do not currently have a formal program in place to hedge foreign currency risks. However, from time to time, we buy Swiss Francs, or CHF, which is the majority of our foreign currency exposure, at market and are holding CHF in our bank accounts. As of June 30, 2022 and December 31, 2021, we had approximately $45.1 million and $18.8 million of CHF cash and cash equivalents, respectively, held at one financial institution. As of June 30, 2022 and December 31, 2021, we had foreign currency denominated accounts payable and accrued expenses of $5.1 million and $6.9 million, respectively. For the three months ended June 30, 2022, we had foreign currency transaction losses of $1.7 million. The following table shows the impact of a hypothetical 10% increase or decrease in current exchange rates on our net assets as of June 30, 2022 and our net loss for the three months ended June 30, 2022:

	Impact on Net Assets as of June 30, 2022	Impact on Net Loss for the Three Months Ended June 30, 2022
Hypothetical Change in Currency Exchange Rates	(in thousands)
10% increase	$3,999	$4,296
10% decrease	$(3,999)	$(4,296)

As our foreign currency risk increases in the future, we will evaluate alternative strategies, including hedging, to mitigate our foreign currency exposure.

Effects of Inflation

Recently, the rate of inflation in the United States has risen to levels not experienced in decades. Inflation generally affects us by increasing our cost of labor and research and development contract costs. The extent of any future impacts from inflation on our business and our results of operations will be dependent upon how long the elevated inflation levels persist and if the rate of inflation were to further increase, neither of which we are able to predict. If elevated levels of inflation were to persist or if the rate of inflation were to accelerate, the purchasing power of our cash and cash equivalents may be eroded, our expenses could increase faster than anticipated and we may utilize our capital resources sooner than expected. We do not believe inflation had a material effect on our results of operations during the periods presented.

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

Our management, with the participation of our Chief Executive Officer, or CEO, and our Chief Financial Officer, or CFO, our principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of June 30, 2022. Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures as of June 30, 2022 were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

RISK FACTORS

Our business involves significant risks, some of which are described below. You should carefully consider the risks described below, as well as the other information in this Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and related notes. The occurrence of any of the events or developments described below could harm our business, financial condition, results of operations and growth prospects. In such an event, the market price of our common stock could decline and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. This Quarterly Report on Form 10-Q also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors that are described below and elsewhere in this Quarterly Report on Form 10-Q.

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

We are a clinical-stage biotechnology vaccine company. Investment in clinical-stage companies and vaccine development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential vaccine candidate will not gain regulatory approval or become commercially viable. We do not have any products approved for sale and have not generated any revenue from product sales. As a result, we are not profitable and have incurred losses in each year since inception. Our net losses were $100.1 million and $89.2 million for the years ended December 31, 2021 and 2020, respectively, and $48.5 million and $23.7 million for the three months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, we had an accumulated deficit of $386.2 million.

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

As of June 30, 2022, we had cash, cash equivalents and investments of $361.4 million. In the first quarter of 2022, we completed an underwritten public offering in which we issued 3,250,000 shares of common stock, which included the full exercise of the underwriters' option to purchase additional shares, and pre-funded warrants to purchase 2,500,000 shares of our common stock, and received approximately $107.6 million in net proceeds, after deducting underwriting discounts and commissions and other estimated offering expenses payable by us. We believe our existing cash, cash equivalents and investments will fund our current operating plans through at least the next 12 months from the filing date of this Quarterly Report on Form 10-Q. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned. We will need to raise additional capital before we can progress any of our vaccine candidates into a pivotal clinical trial. We expect to finance our cash needs through public or private equity or debt financings, third-party (including government) funding and marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements or any combination of these approaches. In July 2021, we entered into the ATM Sales Agreement with Jefferies, which provides that, upon the terms and subject to the conditions and limitations set forth in the ATM Sales Agreement, we may elect to issue and sell, from time to time, shares of our common stock having an aggregate offering price of up to $150.0 million through Jefferies acting as our sales agent or principal. As of June 30, 2022, we have sold 2,704,373 shares of our common stock under the ATM Sales Agreement at an average price of $25.08 per share for aggregate gross proceeds of $67.8 million ($65.7 million net of commissions and offering expenses). Our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions, including higher inflation rates and changes in interest rates and the recent disruptions to and volatility in the credit and financial markets in the United States and worldwide, including the trading price of common stock, resulting from the ongoing COVID-19 pandemic and civil and political unrest in certain countries and regions. Our future capital requirements will depend on many factors, including:

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

Our most advanced vaccine candidate, VAX-24, showed positive results in a preclinical proof-of-concept study in 2017. In February 2022, we announced the initiation of our first clinical study for this candidate, a Phase 1/2 clinical proof-of-concept study in adults ages 18 to 64. We expect to announce topline safety and tolerability results from the Phase 1 portion of this study and safety, tolerability and immunogenicity results from the Phase 2 portion of the study in October or November 2022. We also announced in July 2022 the initiation of a separate Phase 2 study of VAX-24 in healthy adults aged 65 and older and expect to announce topline safety, tolerability and immunogenicity results from this study in the first half of 2023. Our second PCV candidate, VAX-XP, leverages our scalable and modular platform and builds on the technical proof of concept established by VAX-24 and is designed to expand the breadth of coverage to greater than 30 strains without compromising immunogenicity due to carrier suppression. In addition to our PCV franchise, our pipeline includes VAX-A1, a novel conjugate vaccine candidate designed to prevent Group A Strep; VAX-PG, a novel protein vaccine candidate targeting the keystone pathogen responsible for periodontitis; and other discovery-stage programs. Our ability to achieve and sustain profitability depends on obtaining regulatory approvals for and successfully commercializing our vaccine candidates, either alone or with third parties, and we cannot guarantee that we will ever obtain regulatory approval for any of our vaccine candidates. We have limited experience in conducting and managing the clinical trials necessary to obtain regulatory approvals, including approval by the FDA. Before obtaining regulatory approval for the commercial distribution of our vaccine candidates, we must conduct extensive preclinical studies and clinical trials to demonstrate the safety and efficacy of our vaccine candidates.

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

Our business and future success depends on our ability to obtain regulatory approval of, and then successfully commercialize, our most advanced vaccine candidate, VAX-24. VAX-24 is in the early stages of development. Although VAX-24 has produced successful results in animal studies, it may not demonstrate the same properties in humans and may interact with human biological systems in unforeseen, ineffective or harmful ways. VAX-24 will require additional clinical and non-clinical development, regulatory review and approval in multiple jurisdictions, substantial investment, access to sufficient clinical and commercial manufacturing capacity and significant marketing efforts before we can generate any revenue from product sales. We cannot provide any assurance that we will be able to successfully advance VAX-24 through the development process.

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

The vaccine market is intensely competitive and is dominated by a small number of multinational, globally established pharmaceutical corporations with significant resources; Pfizer, Merck, GSK plc and Sanofi together control approximately 75% of the global vaccine market. We may also face competition from many different sources, including pharmaceutical and biotechnology companies, academic institutions, governmental agencies and public and private research institutions. For example, Sanofi and SK Chemicals have partnered to develop a PCV, and Affinivax, which recently announced it had entered into an agreement to be acquired by GSK is developing an affinity-bound pneumococcal vaccine.

Vaccine candidates that we successfully develop and commercialize may compete with existing vaccines and new vaccines that may become available in the future. Many of our competitors have substantially greater financial, lobbying, technical, human and other resources than we do and may be better equipped to develop, manufacture and market technologically superior vaccines, including the potential that our competitors may develop chemical processes or utilize novel technologies for developing vaccines that may be superior to those we employ. In addition, many of these competitors have significantly greater experience than we have in undertaking preclinical studies and clinical trials of new products and in obtaining regulatory approvals, including for many vaccine franchises. Accordingly, our competitors may succeed in obtaining FDA approval or a preferred recommendation for their products. For example, Prevnar 13 obtained FDA approval for the prevention of invasive pneumococcal disease, or IPD, in infants based on non-inferior IgG antibody responses relative to Prevnar, using the surrogate immune endpoints established by the prior Prevnar field efficacy study. Pfizer implemented a similar approach to development of its 20-valent PCV vaccine candidate, Prevnar 20, which was approved by the FDA in June 2021 for use in adults. Merck received approval for VAXNEUVANCE, its 15-valent PCV, in July 2021 for use in adults and in June 2022 for use in infants. Merck announced in April 2022 that V116, the company’s investigational 21-valent PCV for adults, received Breakthrough Therapy designation from the FDA, and later announced that it enrolled the first patient in their Phase 3 clinical trial.

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

Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller and early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. For example, in May 2022, GSK and Affinivax announced that they had entered into an agreement pursuant to which GSK would acquire Affinivax. Affinivax’s most advanced vaccine candidate, AFX3772, includes 24 pneumococcal polysaccharides plus two conserved pneumococcal proteins (compared to up to 20 serotypes in currently approved vaccines). Affinivax also has a 30-plus valent pneumococcal candidate vaccine in preclinical development. The transaction is expected to close in the third quarter of 2022. These third parties compete with us in recruiting and retaining qualified scientific, management and commercial personnel, establishing clinical trial sites and subject enrollment for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.

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

Even if we obtain Fast Track designation for one or more of our vaccine candidates, we may not experience a faster development process, review or approval compared to non-expedited FDA review procedures. For instance, although the FDA has granted Fast Track designation to VAX-24 in adults, we may not experience a faster development, review or approval process compared to the conventional process. In addition, the FDA may withdraw Fast Track designation from VAX-24, or from any other of our vaccine candidates that may receive the designation in the future, if it believes that the designation is no longer supported. Fast Track designation alone does not guarantee qualification for the FDA’s Priority Review procedures.

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
•
economic weakness, including inflation and interest rates, or political instability in particular foreign economies and markets;
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

Our ability to compete in the highly competitive biotechnology and pharmaceutical industries depends upon our ability to attract and retain highly qualified managerial, scientific and medical personnel. We are highly dependent on our management, scientific and medical personnel, including our Chief Executive Officer, our President and Chief Financial Officer, our Vice President of Research and our Executive Vice President and Chief Operating Officer. The loss of the services of any of our executive officers, other key employees and other scientific and medical advisors, and our inability to find suitable replacements, could result in delays in product development and harm our business.

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

Cyberattacks, malicious internet-based activity and online and offline fraud are prevalent and continue to increase. In addition to traditional computer “hackers”; threat actors; software bugs; malicious code (such as viruses and worms); employee error, theft or misuse; denial-of-service attacks (such as credential stuffing); advanced persistent threat intrusions; natural disasters; terrorism; war; telecommunication and electrical failures; and ransomware attacks, sophisticated nation-state and nation-state supported actors are threats to our information technology assets and data. Ransomware attacks, including those perpetrated by organized criminal threat actors, nation-states, and nation-state-supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, loss of data and income, reputational harm and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. We may also be the subject of server malfunction, software or hardware failures, supply-chain cyberattacks, loss of data or other computer assets and other similar issues. Additionally, the increased usage of computers operated on home networks due to our hybrid remote work model enacted in response to the COVID-19 pandemic may make our systems more susceptible to security breaches. Any of the previously identified or similar threats could cause a security incident or other interruption. A security incident or other interruption could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to data and could disrupt our ability (and that of third parties upon whom we rely) to provide our products or operate our business.

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

Health epidemics could adversely impact our business, including in regions where we have concentrations of potential clinical trial sites or other business operations, and cause significant disruption in the operations of our contract manufacturer and other third parties upon whom we rely. For example, the COVID-19 pandemic has presented a substantial public health and economic challenge around the world and is affecting employees, patients, communities and business operations, as well as the U.S. economy and financial markets. Our headquarters is located in the San Francisco Bay Area, and our contract manufacturer, Lonza, is located in Switzerland. Many geographic regions imposed and in the future may impose, “shelter-in-place” orders, quarantines or similar orders or restrictions to control the spread of COVID-19. Based on guidance issued by federal, state and local authorities, we transitioned to a remote work model for our non-lab-based employees in March 2020, while maintaining essential in-person laboratory functions in order to advance key research and development initiatives, supported by the implementation of updated onsite safety procedures, including routine testing of employees. In 2021, we began to allow non-lab-based employees who had been fully vaccinated to return to the office on a voluntary and limited basis. In addition, we implemented requirements for employees to obtain COVID-19 booster shots. In April 2022, we began to require non-lab employees to return to the office pursuant to a hybrid approach, which allows for partial remote work. The effects of these orders and our work-from-home policies may negatively impact productivity, disrupt our business and delay our clinical programs and timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. In connection with these measures, we may be subject to claims based upon, arising out of or related to COVID-19 and our actions and responses thereto, including any determinations that we may make to continue to operate or to re-open our facilities where permitted by applicable law. These and similar, and perhaps more severe, disruptions in our operations could negatively impact our business, financial condition, results of operations and growth prospects.

Moreover, we rely on third parties to supply raw materials and manufacture our preclinical and clinical product supplies of our vaccine candidates, and we cannot guarantee that they will continue to perform their contractual duties in a timely and satisfactory manner as a result of the COVID-19 pandemic. In addition, public health guidelines could impact personnel at third-party manufacturing facilities in the United States and other countries, or the availability or cost of materials, which would disrupt our supply chain. For example, the COVID-19 pandemic slowed raw material supply chains and travel restrictions delayed the qualification of key analytical equipment used in manufacturing and curtailed in-person CMO oversight of manufacturing.

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

In addition, our planned clinical trials may be affected by the COVID-19 pandemic. Site initiation and subject enrollment may be delayed due to prioritization of hospital resources toward the COVID-19 pandemic. Some subjects may not be able to comply with clinical trial protocols if quarantines impede their movement or interrupt healthcare services. Similarly, our ability to recruit and retain subjects and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19, may adversely impact our planned clinical trial operations. Additionally, our clinical trial vendors, including testing labs, may experience short interruptions, delays or reductions in capacity as a result of staff exposure to COVID-19, which could adversely affect our timelines for planned clinical operations.

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

In the United States and some foreign jurisdictions, there have been, and we expect there will continue to be, several legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of vaccine candidates, restrict or regulate post-approval activities and affect our ability to profitably sell any vaccine candidates for which we obtain marketing approval. In particular, there have been and continue to be a number of initiatives at the U.S. federal and state levels that seek to reduce healthcare costs and improve the quality of healthcare. For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively, the ACA was passed, which substantially changed the way healthcare is financed by both governmental and private payors in the United States. Among the provisions of the ACA, those of greatest importance to the pharmaceutical and biotechnology industries include:

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

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers of 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013 and, due to subsequent legislative amendments to the statute, including the BBA and the Infrastructure Investment and Jobs Act, will remain in effect until 2031 unless additional Congressional action is taken. COVID-19 pandemic relief support legislation suspended the 2% Medicare sequester from May 1, 2020 through March 31, 2022. Under the current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 4% in the final fiscal year of this sequester. The American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several types of providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. In addition, Congress is considering additional healthcare reform measures as a part of the budget reconciliation process.

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

Further, in the United States there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug and biological product pricing, reduce the cost of prescription drugs and biological products under government payor programs and review the relationship between pricing and manufacturer patient programs. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that attempt to implement several of the administration’s proposals The FDA concurrently released a final rule and guidance in September 2020 providing pathways for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, the Department of Health and Human Services, or HHS, finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. The implementation of the rule has been delayed until January 1, 2027. On November 20, 2020, CMS issued an interim final rule implementing President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. As a result of litigation challenging the Most Favored Nation model, on December 27, 2021, CMS published a final rule that rescinded the Most Favored Nation Model interim final rule. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. No legislation or administrative actions have been finalized to implement these principles. It is unclear whether these or similar policy initiatives will be implemented in the future. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine which drugs, biological products and suppliers will be included in their healthcare programs. Furthermore, there has been increased interest by third-party payors and governmental authorities in reference pricing systems and publication of discounts and list prices.

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
•
general economic, political and market conditions, including higher inflation rates and changes in interest rates, and overall fluctuations in the financial markets in the United States and abroad; and
•
investors’ general perception of us and our business.

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

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd–Frank Wall Street Reform and Consumer Protection Act, the listing requirements of The Nasdaq Stock Market LLC, or Nasdaq, and other applicable securities rules and regulations. As a public company we will incur significant legal, accounting and other expenses, particularly now that we are no longer an emerging growth company.

Sarbanes-Oxley as well as rules subsequently adopted by the SEC and Nasdaq to implement provisions of Sarbanes-Oxley, impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Further, pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the SEC has adopted additional rules and regulations in these areas, such as mandatory ‘‘say on pay’’ voting requirements that now apply to us since we are no longer an emerging growth company effective December 31, 2021. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate. Compliance with the various reporting and other requirements applicable to public companies requires considerable time and attention of management. We cannot assure you that we will satisfy our obligations as a public company on a timely basis.

We expect the rules and regulations applicable to public companies to substantially increase our legal and financial compliance costs and to make some activities more time-consuming and costly. We were previously afforded exemptions from certain public company reporting requirements and were permitted to apply scaled disclosure requirements as a result of our status as an emerging growth company and a smaller reporting company, respectively. Effective December 31, 2021, we ceased to be an emerging growth company. If we are unable to comply with these requirements on a timely basis or if the attention of our management and personnel is diverted from other business concerns, it could have a material adverse effect on our business, financial condition and results of operations. The increased costs will increase our net loss or decrease our net income, and may require us to reduce costs in other areas of our business. In addition, as we expand, it may be more difficult or more costly for us to obtain certain types of insurance, including directors’ and officers’ liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified personnel to serve on our board of directors, our board committees or as executive officers.

We are also subject to more stringent state law requirements. Compliance costs and penalties or other adverse impacts as a result of non-compliance (including reputational impacts) may adversely affect our business.

Expectations relating to environmental, social and governance programs may impose additional costs and expose us to new risks.

There is an increasing focus from certain investors and other key stakeholders concerning corporate responsibility, specifically related to environmental, social and governance, or “ESG”, factors. As a result, there is an increased emphasis on corporate responsibility ratings and a number of third parties provide reports on companies in order to measure and assess corporate responsibility performance. In addition, the ESG factors by which companies’ corporate responsibility practices are assessed may change, which could result in greater expectations of us and cause us to undertake costly initiatives to satisfy such new criteria. Alternatively, if we are unable to satisfy such new criteria, investors may conclude that our policies with respect to corporate responsibility are inadequate. We risk damage to our brand and reputation if our corporate responsibility procedures or standards do not meet the standards set by various constituencies. We may be required to make investments in matters related to ESG, which could be significant and adversely impact our results of operations. Furthermore, if our competitors’ corporate responsibility performance is perceived to be greater than ours, potential or current investors may elect to invest with our competitors instead. In addition, if we communicate certain initiatives and goals regarding ESG matters, we could fail, or be perceived to fail, in our achievement of such initiatives or goals, or we could be criticized for the scope of such initiatives or goals. If we fail to satisfy the expectations of investors and other key stakeholders or our initiatives are not executed as planned, our reputation and financial results could be materially and adversely affected.

Future sales of a substantial number of shares of our common stock, or the perception that such sales could occur, could cause our stock price to fall.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the public’s perception that such sales could occur, could have an adverse effect on the market price of our common stock. Moreover, holders of up to an aggregate of 28,610,337 shares of our common stock have the right to require us to register these shares under the Securities Act of 1933, as amended, or the Securities Act, pursuant to an investors’ rights agreement. In addition, for the three months ended June 30, 2022, the average daily trading volume for our common stock on the Nasdaq Global Select Market was 399,560 shares. As a result of the low trading volume of our common stock, the trading of relatively small quantities of shares by our stockholders could disproportionately influence the market price of our common stock in either direction. The price for our shares could, for example, decline significantly in the event that a large number of shares of our common stock are sold on the market without commensurate demand, as compared to an issuer with a higher trading volume that could better absorb those sales without an adverse impact on its stock price.

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

The global credit and financial markets have experienced extreme volatility and disruptions in the past several years, including as a result worsening global economic conditions, including higher inflation rates and changes in interest rates, and the COVID-19 pandemic and civil and political unrest in certain countries and regions. Such volatility and disruptions have caused and may continue to cause severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, including higher inflation rates and changes in interest rates, volatile business environment or continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, manufacturers and other partners may not survive an economic downturn, which could directly affect our ability to attain our operating goals on schedule and on budget.

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

Generally accepted accounting principles in the United States are subject to interpretation by the Financial Accounting Standards Board, the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, may retroactively affect previously reported results, could cause unexpected financial reporting fluctuations and may require us to make costly changes to our operational processes and accounting systems. As of December 31, 2021, we are no longer an emerging growth company and now apply public company adoption dates for new or revised accounting standards.

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

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Description	Schedule Form	File Number	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Vaxcyte, Inc., as amended.	8-K	001-39323	3.1	June 16, 2020

3.2	Amended and Restated Bylaws of Vaxcyte, Inc.	8-K	001-39323	3.2	June 16, 2020

4.1	Form of Common Stock Certificate of the Registrant.	S-1/A	333-238630	4.1	June 8, 2020

4.2	Form of Pre-Funded Warrant	8-K	001-39323	4.1	January 13, 2022

10.1#+*	Development and Manufacturing Services Agreement by and between the Registrant and Lonza Ltd., dated October 21, 2016, as amended

10.2#+*	Master Services Agreement for Drug Product Development and Manufacturing between the Registrant and Lonza Ltd., dated March 22, 2022, as amended

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document: the instance document does not appear in the interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Inline XBRL for the cover page of the Quarterly Report on Form 10-Q included in the Exhibit 101 Inline XBRL Document Set.

* Filed herewith.

# Pursuant to Item 601(b)(10)(iv) of Regulation S-K, certain portions of this exhibit have been omitted (indicated by “[***]”) because we have determined that the information is not material and is the type that we treat as private or confidential.

+ Schedules and exhibits to this exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished to the SEC upon request; provided, however, that we may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act for any schedule or exhibit so furnished.

† The certification attached as Exhibit 32.1 that accompanies this Quarterly Report on Form 10-Q is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vaxcyte, Inc.

Date: August 8, 2022	By:	/s/ Grant E. Pickering
Grant E. Pickering
Chief Executive Officer

Date: August 8, 2022	By:	/s/ Andrew Guggenhime
Andrew Guggenhime
President and Chief Financial Officer