Form 10-Q
period 2022-09-30
Vaxcyte, Inc.
filed 2022-11-07
CIK 1649094

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 3, 2022, the registrant had 78,980,196 shares of common stock, $0.001 par value per share, outstanding.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations or financial condition, business strategy and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” or “would,” or the negative of these words or other similar terms or expressions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

•
our expectations regarding the potential benefits, spectrum of coverage and immunogenicity of our vaccine candidates;
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

Summary of Risks Affecting Our Business

Our business is subject to numerous risks and uncertainties, including those discussed more fully in the section titled “Risk Factors” in this Quarterly Report on Form 10-Q. These risks include, but are not limited to, the following:

•
We are in the clinical or preclinical of vaccine development and have a very limited operating history and no products approved for commercial sale, which may make it difficult for you to evaluate the success of our business to date and to assess our future viability.
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
•
Our vaccine candidates are in clinical or preclinical stages of development and may fail in development or suffer delays that materially and adversely affect their commercial viability. If we are unable to complete development of or commercialize our vaccine candidates or experience significant delays in doing so, our business would be materially harmed.
•
The U.S. Food and Drug Administration ("FDA") may disagree with our regulatory plan, and we may fail to obtain regulatory approval of our vaccine candidates.
•
Our business is highly dependent on the success of VAX-24, which is in clinical development. If we are unable to obtain approval for VAX-24 and effectively commercialize VAX-24, our business would be significantly harmed.
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
•
We currently rely on third-party manufacturing and supply partners, including Lonza Ltd. and Sutro Biopharma, Inc. to supply raw materials and components for, and manufacture of, our preclinical and clinical supplies as well as our vaccine candidates. Our inability to procure necessary raw materials or to have sufficient quantities of preclinical and clinical supplies or the inability to have our vaccine candidates manufactured, including delays or interruptions at our third-party manufacturers, or our failure to comply with applicable regulatory requirements or to supply sufficient quantities at acceptable quality levels or prices, or at all, would materially and adversely affect our business.
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

VAXCYTE, INC.

Condensed Balance Sheets

(in thousands, except share and per share data)

(unaudited)

	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$278,401	$68,985
Short-term investments	83,825	176,985
Prepaid expenses and other current assets	7,533	10,378
Total current assets	369,759	256,348
Property and equipment, net	9,947	7,954
Operating lease right-of-use assets	22,887	27,958
Long-term investments	3,977	27,117
Restricted cash	871	871
Other assets	4,624	4,089
Total noncurrent assets	42,306	67,989
Total assets	$412,065	$324,337

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$5,485	$6,758
Accrued compensation	3,451	3,455
Accrued manufacturing expenses	10,269	4,440
Accrued expenses	13,678	8,787
Operating lease liabilities — current	6,426	5,276
Total current liabilities	39,309	28,716
Operating lease liabilities — long-term	13,356	11,507
Other liabilities	89	96
Total liabilities	52,754	40,319

Commitments and contingencies (Note 6)
Stockholders' Equity
Preferred stock, $0.001 par value — 10,000,000 shares authorized at September 30, 2022 and December 31, 2021; no shares issued and outstanding at September 30, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value — 500,000,000 shares authorized at September 30, 2022 and December 31, 2021; 60,572,692 and 53,031,978 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	64	56
Additional paid-in capital	803,980	582,844
Accumulated other comprehensive loss	(657)	(241)
Accumulated deficit	(444,076)	(298,641)
Total stockholders' equity	359,311	284,018
Total liabilities and stockholders' equity	$412,065	$324,337

The accompanying notes are an integral part of these unaudited condensed financial statements.

VAXCYTE, INC.

Condensed Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating expenses:
Research and development (including related party expenses of $0 and $0 for the three months ended September 30, 2022 and 2021, respectively, and $0 and $2,359 for the nine months ended September 30, 2022 and 2021, respectively)	$47,679	$20,428	$117,825	$55,337
General and administrative	10,898	6,523	27,858	18,487
Total operating expenses	58,577	26,951	145,683	73,824
Loss from operations	(58,577)	(26,951)	(145,683)	(73,824)
Other income (expense), net:
Interest expense	—	—	(2)	(7)
Interest income	1,190	90	1,723	245
Grant income	157	299	1,006	677
Realized gain on marketable securities	—	1	—	2
Foreign currency transaction gains (losses)	(687)	(54)	(2,479)	1,393
Total other income (expense), net	660	336	248	2,310
Net loss	$(57,917)	$(26,615)	$(145,435)	$(71,514)
Net loss per share, basic and diluted	$(0.93)	$(0.51)	$(2.42)	$(1.39)
Weighted-average shares outstanding, basic and diluted	61,989,347	52,187,303	60,166,583	51,627,249

The accompanying notes are an integral part of these unaudited condensed financial statements.

VAXCYTE, INC.

Condensed Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net Loss	$(57,917)	$(26,615)	$(145,435)	$(71,514)
Other comprehensive loss:
Unrealized gains (losses) on investments	247	(4)	(416)	(12)
Comprehensive loss	$(57,670)	$(26,619)	$(145,851)	$(71,526)

The accompanying notes are an integral part of these unaudited condensed financial statements.

VAXCYTE, INC.

Condensed Statements of Stockholders’ Equity

(in thousands, except share data)

(unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance — December 31, 2021	53,031,978	$56	$582,844	$(298,641)	$(241)	$284,018
Exercise of stock options	91,044	—	282	—	—	282
Vesting of early exercised stock options	—	—	2	—	—	2
Issuance of common stock and pre-funded warrants in connection with follow-on public offering, net of issuance costs of $7,376	3,250,000	3	107,619	—	—	107,622
Issuance of common stock in connection with at-the-market offering, net of commissions and offering expenses of $114	126,522	—	3,098	—	—	3,098
Stock-based compensation expense	—	—	4,099	—	—	4,099
Unrealized losses on investments	—	—	—	—	(592)	(592)
Net loss	—	—	—	(38,986)	—	(38,986)
Balance — March 31, 2022	56,499,544	$59	$697,944	$(337,627)	$(833)	$359,543
Exercise of stock options	77,065	1	323	—	—	324
Vesting of early exercised stock options	—	—	2	—	—	2
Issuance of common stock in connection with at-the-market offering, net of commissions and offering expenses of $1,509	2,010,806	2	48,786	—	—	48,788
Issuance of common stock under Employee Stock Purchase Plan	36,879	—	550	—	—	550
Issuance costs for public follow-on offering	—	—	2	—	—	2
Stock-based compensation expense	—	—	5,894	—	—	5,894
Unrealized losses on investments	—	—	—	—	(71)	(71)
Net loss	—	—	—	(48,532)	—	(48,532)
Balance — June 30, 2022	58,624,294	$62	$753,501	$(386,159)	$(904)	$366,500
Exercise of stock options	222,358	—	1,757	—	—	1,757
Vesting of early exercised stock options	—	—	2	—	—	2
Issuance of common stock in connection with at-the-market offering, net of commissions and offering expenses of $1,261	1,679,437	2	42,933	—	—	42,935
Release of restricted stock units	46,603	—	(861)	—	—	(861)
Stock-based compensation expense	—	—	6,648	—	—	6,648
Unrealized gains on investments	—	—	—	—	247	247
Net loss	—	—	—	(57,917)	—	(57,917)
Balance — September 30, 2022	60,572,692	$64	$803,980	$(444,076)	$(657)	$359,311

The accompanying notes are an integral part of these unaudited condensed financial statements.

VAXCYTE, INC.

Condensed Statements of Stockholders’ Equity

(in thousands, except share data)

(unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance — December 31, 2020	51,071,593	$54	$544,353	$(198,564)	$—	$345,843
Exercise of stock options	267,208	—	487	—	—	487
Vesting of early exercised stock options	—	—	9	—	—	9
Stock-based compensation expense	—	—	1,865	—	—	1,865
Unrealized losses on investments	—	—	—	—	(47)	(47)
Net loss	—	—	—	(21,220)	—	(21,220)
Balance — March 31, 2021	51,338,801	$54	$546,714	$(219,784)	$(47)	$326,937
Exercise of stock options	190,003	—	466	—	—	466
Vesting of early exercised stock options	—	—	2	—	—	2
Issuance of common stock under Employee Stock Purchase Plan	35,286	—	490	—	—	490
Issuance of common stock under to Lonza Ltd.	399,680	1	10,000	—	—	10,001
Stock-based compensation expense	—	—	2,769	—	—	2,769
Unrealized gains on investments	—	—	—	—	39	39
Net loss	—	—	—	(23,679)	—	(23,679)
Balance — June 30, 2021	51,963,770	$55	$560,441	$(243,463)	$(8)	$317,025
Exercise of stock options	125,583	—	491	—	—	491
Vesting of early exercised stock options	—	—	2	—	—	2
Issuance of common stock in connection with at-the-market offering, net of commissions and offering expenses of $41	498,502	1	12,119	—	—	12,120
Stock-based compensation expense	—	—	2,937	—	—	2,937
Unrealized losses on investments	—	—	—	—	(4)	(4)
Net loss	—	—	—	(26,615)	—	(26,615)
Balance — September 30, 2021	52,587,855	$56	$575,990	$(270,078)	$(12)	$305,956

The accompanying notes are an integral part of these unaudited condensed financial statements.

VAXCYTE, INC.

Condensed Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(145,435)	$(71,514)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,875	1,341
Stock-based compensation expense	16,641	7,571
Amortization of operating right-of-use assets	5,021	910
Net amortization of premiums on investments	228	910
Loss on disposal of fixed assets	44	32
Asset impairment charges	213	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	2,852	(16,306)
Other assets	(534)	(3,030)
Operating lease liabilities	2,991	(75)
Accounts payable	(575)	5,601
Accrued compensation	(4)	1,791
Accrued manufacturing expenses	5,830	(5,979)
Accrued expenses	5,477	8,448
Net cash used in operating activities	(105,376)	(70,300)
Cash flows from investing activities:
Purchases of property and equipment	(4,701)	(5,173)
Proceeds from sale of property and equipment	7	—
Purchases of investments	(31,460)	(295,279)
Maturities of investments	136,191	58,000
Sale of investments	10,500	30,062
Net cash provided by (used in) investing activities	110,537	(212,390)
Cash flows from financing activities:
Proceeds from exercise of common stock options	2,363	1,444
Proceeds from issuance of common stock related to at-the-market offering, net of commissions and offering expenses	95,238	7,108
Proceeds from issuance of common stock from follow-on offering, net of issuance costs	107,624	—
Release of restricted stock units	(861)	—
Proceeds from issuance of common stock under the Employee Stock Purchase Plan	550	490
Net cash provided by financing activities	204,914	9,042
Effect of exchange rate changes on cash and cash equivalents	(659)	363
Net increase (decrease) in cash, cash equivalents and restricted cash	209,416	(273,285)
Cash, cash equivalents and restricted cash, beginning of period	69,856	386,200
Cash, cash equivalents and restricted cash, end of period	$279,272	$112,915
Cash paid for interest	$2	$7
Supplemental disclosures of non-cash investing and financing activities:
Purchases of property and equipment recorded in accounts payable and accrued expenses	$141	$271
Stock issued for payment of accounts payable	$—	$10,000
Proceeds from issuance of common stock through ATM facility not yet received	$—	$5,011
Deferred offering costs included in accounts payable and accrued expenses	$—	$154

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

Unaudited Interim Condensed Financial Statements

The condensed balance sheet as of September 30, 2022, the condensed statements of operations, comprehensive loss and stockholders’ equity for the three and nine months ended September 30, 2022 and 2021 and the condensed statements of cash flows for the nine months ended September 30, 2022 and 2021 are unaudited. The unaudited interim condensed financial statements have been prepared on the same basis as the audited annual financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair statement of our financial information. The financial data disclosed in the footnotes to the condensed financial statements related to the three and nine months ended September 30, 2022 and 2021 are also unaudited. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any other future annual or interim period. These interim condensed financial statements should be read in conjunction with our audited financial statements and related notes thereto for the year ended December 31, 2021 included in our Annual Report on Form 10-K filed with the SEC on February 28, 2022.

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

Cash, Cash Equivalents and Restricted Cash

We consider all highly liquid investments purchased with original maturities of three months or less from the date of purchase to be cash and cash equivalents. Cash equivalents consist primarily of amounts invested in money market accounts and commercial paper and are stated at their fair values. Restricted cash consists of a standby letter of credit, which was issued in the first quarter of 2021, that serves as collateral for the lease agreement for our new corporate headquarters. Cash, cash equivalents and restricted cash as reported within the condensed balance sheets that total to the same amounts shown in the condensed statement of cash flows are as follows:

	September 30,	December 31,
	2022	2021
	(in thousands)
Cash and cash equivalents	$278,401	$68,985
Restricted cash	871	871
Cash, cash equivalents and restricted cash	$279,272	$69,856

Investments

Our investments have been classified and accounted for as available-for-sale securities. Fixed income securities consist of U.S. Treasury securities, U.S. government agency securities, corporate debt, commercial paper and asset-backed securities. These securities are recorded on the condensed balance sheets at fair value. Unrealized gains and losses on these securities are included as a separate component of accumulated other comprehensive loss. The cost of investment securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in other income (expense), net. Realized gains and losses are also included in other income (expense), net. When the fair value of a debt security declines below its amortized cost basis, any portion of that decline attributable to credit losses, to the extent expected to be nonrecoverable before the sale of the security, is recognized in our condensed statements of operations. When the fair value of a debt security declines below its amortized cost basis due to changes in interest rates, such amounts are recorded in other comprehensive income, and are recognized in our condensed consolidated statements of operations only if we sell or intend to sell the security before recovery of its cost basis.

Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted average of shares of common stock outstanding, including pre-funded warrants issued, during the period, without consideration for common stock equivalents. Shares of common stock into which the pre-funded warrants may be exercised are considered outstanding for the purposes of computing net loss per share because the shares may be issued for little consideration, are fully vested and are exercisable after the original issuance date. Diluted net loss per share is the same as basic net loss per share since the effects of potentially dilutive securities are antidilutive given the net loss for each period presented.

Deferred Offering Costs

Deferred offering costs consist of fees and expenses incurred in connection with the sale of our common stock in equity transactions, including legal, accounting, printing and other issuance-related costs. Prior to the completion of such equity transactions, these deferred offering costs were included in Other assets on the condensed balance sheet. In connection with and as of the closing of such equity transactions, these costs were reclassified to Additional paid-in capital, representing a reduction to the gross proceeds. As of September 30, 2022 and December 31, 2021, we recorded deferred offering costs of $0.2 million and $0.5 million, respectively, in Other assets on the condensed balance sheets.

Leases

Under Financial Accounting Standards Board ("FASB") Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842) and its associated amendments (“ASC 842”), we determine if an arrangement is a lease at inception. In addition, we determine whether a lease meets the classification criteria of a finance or operating lease at the lease commencement date considering whether: (i) the lease transfers ownership of the underlying asset to the lessee at the end of the lease term; (ii) the lease grants the lessee an option to purchase the underlying asset that the lessee is reasonably certain to exercise; (iii) the lease term is for a major part of the remaining economic life of the underlying asset; (iv) the present value of the sum of the lease payments and residual value guaranteed by the lessee equals or exceeds substantially all of the fair value of the underlying asset; and (v) the underlying asset is such a specialized nature that it is expected to have no alternative use to the lessor at the end of the lease term. As of September 30, 2022, our lease population consisted of real estate operating leases. As of September 30, 2022, we did not have finance leases.

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

Our future results of operations involve a number of other risks and uncertainties. Factors that could affect our future operating results and cause actual results to vary materially from expectations include, but are not limited to: our clinical or preclinical stages of vaccine development; our ability to advance vaccine candidates into, and successfully complete, clinical trials on the timelines we project; our ability to adequately demonstrate sufficient safety and efficacy of our vaccine candidates; our ability to enroll subjects in our ongoing and future clinical trials; our ability to successfully manufacture and supply our vaccine candidates for clinical trials; our ability to obtain additional capital to finance our operations; our ability to obtain, maintain and protect our intellectual property rights; developments relating to our competitors and our industry, including competing vaccine candidates; general and market conditions; and other risks and uncertainties, including those more fully described in the “Risk Factors” section of this Quarterly Report on Form 10-Q.

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

Level 1 securities consist of highly liquid money market funds for which the carrying amounts approximate their fair values due to their short maturities. U.S. Treasury securities are valued using Level 1 inputs based on unadjusted, quoted prices in active markets that are observable at the measurement date for identical assets or liabilities. Level 2 securities, consisting of corporate debt, commercial paper, U.S. government agency securities and asset-backed securities, are measured based on other observable inputs, including broker or dealer quotations or alternative pricing sources. When quoted prices in active markets for identical assets or liabilities are not available, we rely on non-binding quotes from our investment managers, which are based on proprietary valuation models of independent pricing services. These models generally use inputs such as observable market data, quoted market prices for similar instruments or historical pricing trends of securities relative to our peers. To validate the fair value determinations provided by our investment managers, we review the pricing movement in the context of overall market trends and trading information from our investment managers. In addition, we assess the inputs and methods used in determining the fair value in order to determine the classification of securities in the fair value hierarchy. We had no Level 3 securities as of September 30, 2022 or December 31, 2021.

There were no transfers within the hierarchies during the three and nine months ended September 30, 2022 or the year ended December 31, 2021.

The Company evaluated its securities for other-than-temporary impairment and considered the decline in market value to be primarily attributable to current economic and market conditions and would not be required to sell the securities before recovery of the amortized cost basis. Based on this analysis, these marketable securities were not considered to be other-than temporarily impaired as of September 30, 2022 and December 31, 2021.

The following tables set forth our financial instruments measured at fair value on a recurring basis by level within the fair value hierarchy at September 30, 2022 and December 31, 2021:

		September 30, 2022
	Fair Value Hierarchy Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Assets		(in thousands)
Cash and cash equivalents:
Cash	Level 1	$168,010	$—	$—	$168,010
Money market funds	Level 1	29,927	—	—	29,927
U.S. Treasury securities	Level 1	—	—	—	—
Commercial paper	Level 2	36,561	—	(6)	36,555
U.S. government agency securities	Level 2	43,903	6	—	43,909
Total cash and cash equivalents		278,401	6	(6)	278,401
Investments:
U.S. Treasury securities	Level 1	27,890	—	(161)	27,729
Commercial paper	Level 2	23,720	—	(16)	23,704
Corporate debt	Level 2	21,096	—	(275)	20,821
Asset-backed securities	Level 2	3,252	—	(4)	3,248
U.S. government agency securities	Level 2	12,501	—	(201)	12,300
Total investments		88,459	—	(657)	87,802

Total assets measured at fair value		$366,860	$6	$(663)	$366,203

		December 31, 2021
	Fair Value Hierarchy Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Assets		(in thousands)
Cash and cash equivalents:
Cash	Level 1	$27,834	$—	$—	$27,834
Money market funds	Level 1	17,555	—	—	17,555
Commercial paper	Level 2	23,597	—	(1)	23,596
Total cash and cash equivalents		68,986	—	(1)	68,985
Investments:
U.S. Treasury securities	Level 1	45,290	—	(73)	45,217
Commercial paper	Level 2	61,941	—	(22)	61,919
Corporate debt	Level 2	58,498	—	(74)	58,424
Asset-backed securities	Level 2	13,899	—	(25)	13,874
U.S. government agency securities	Level 2	24,714	—	(46)	24,668
Total investments		204,342	—	(240)	204,102

Total assets measured at fair value		$273,328	$—	$(241)	$273,087

The following table presents the contractual maturities of our investments as of September 30, 2022 (in thousands):

September 30, 2022
Fair Value
Due in less than one year	$83,825
Due in one to five years	3,977
Total	$87,802

4. Balance Sheet Details

Property and Equipment, Net

Property and equipment, net as of September 30, 2022 and December 31, 2021 consisted of the following:

	September 30,	December 31,
	2022	2021
	(in thousands)
Furniture and equipment	$1,608	$1,619
Computers and computer software	416	430
Lab equipment	11,986	9,453
Leasehold improvements	1,352	—
Total property and equipment	15,362	11,502
Less: accumulated depreciation and amortization	(5,415)	(3,548)
Property and equipment, net	$9,947	$7,954

Depreciation and amortization expense for the three months ended September 30, 2022 and 2021 was $0.7 million and $0.5 million, respectively. Depreciation and amortization expense for the nine months ended September 30, 2022 and 2021 was $1.9 million and $1.3 million, respectively.

Accrued Expenses

Accrued expenses as of September 30, 2022 and December 31, 2021 consisted of the following:

	September 30,	December 31,
	2022	2021
	(in thousands)
Clinical studies	$3,379	$453
Other research and development	8,718	4,676
Other accrued expenses	1,581	3,658
Total	$13,678	$8,787

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

Information related to our ROU assets and related lease liabilities was as follows (dollar amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2022	2021	2022	2021
Cash paid for operating lease liabilities	$1,631	$350	$3,743	$920
Operating lease right-of-use assets			22,887	307

Current operating lease liabilities			$6,426	$613
Non-current operating lease liabilities			13,356	553
Total lease liabilities			$19,782	$1,166

Weighted-average remaining lease term (in years)			3.04	0.32
Weighted-average discount rate			7.6%	7.2%

Maturities of lease liabilities as of September 30, 2022 were as follows:

Years ending December 31,	(in thousands)
Remainder of 2022	$1,631
2023	6,684
2024	6,850
2025	7,022
Thereafter	—
Total future undiscounted lease payments	22,187
Less: Imputed interest	(2,405)
Total lease liabilities	$19,782

Future minimum payments required under operating leases as of December 31, 2021 were as follows:

Years ending December 31,	(in thousands)
2022(1)	$(105)
2023	6,639
2024	6,805
2025	6,976
Thereafter	—
Total future undiscounted lease payments	20,315
Less: Imputed interest	(3,532)
Total lease liabilities	$16,783

(1)
Maturities for 2022 are net of lease incentives of $0.9 million allocated to the Palo Alto office.

Rent expense recognized under the leases was $1.9 million and $1.0 million for the three months ended September 30, 2022 and 2021, respectively, and $6.0 million and $1.9 million for the nine months ended September 30, 2022 and 2021, respectively.

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

Guarantees and Indemnifications

In the normal course of business, we enter into agreements that contain a variety of representations and provide for general indemnification. Our exposure under these agreements is unknown because it involves claims that may be made against us in the future. To date, we have not paid any claims or been required to defend any action related to our indemnification obligations. As of September 30, 2022, we did not have any material indemnification claims that were probable or reasonably possible and consequently have not recorded related liabilities.

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

Purchase Commitments

We enter into agreements in the normal course of business with CMOs and other vendors for manufacturing services and raw materials purchases. We rely on several third-party manufacturers for our manufacturing requirements. As of September 30, 2022, we had the following amounts due of non-cancelable purchase commitments related to manufacturing services and raw materials purchased due to our key manufacturing partners. These amounts represent our minimum contractual obligations, including termination fees. If we terminate certain firm orders with our key manufacturing partners, we will be required to pay for the manufacturing services scheduled or raw materials purchased under our arrangements. The actual amounts we pay in the future to our vendors under such agreements may differ from the purchase order amounts.

Years ending December 31,	(in thousands)
Remainder of 2022	$40,156
2023	40,837
Total non-cancelable purchase commitments due to our key manufacturing partners	$80,993

7. Common Stock

Our certificate of incorporation authorizes us to issue up to 500,000,000 shares of common stock with $0.001 par value per share, of which 60,572,692 and 53,031,978 shares were issued and outstanding as of September 30, 2022 and December 31, 2021, respectively. The holders of our common stock are also entitled to receive dividends whenever funds are legally available, when and if declared by our board of directors. As of September 30, 2022 and December 31, 2021, no dividends had been declared. Each share of common stock is entitled to one vote.

In July 2021, we entered into an Open Market Sales AgreementSM (the “ATM Sales Agreement”) with Jefferies LLC (“Jefferies”), which provides that, upon the terms and subject to the conditions and limitations set forth in the ATM Sales Agreement, we may elect to issue and sell, from time to time, shares of our common stock having an aggregate offering price of up to $150.0 million through Jefferies acting as our sales agent or principal. We will pay Jefferies a commission of up to 3.0% of the gross sales proceeds of any common stock sold through Jefferies under the ATM Sales Agreement; however, we are not obligated to make any sales of common stock. As of September 30, 2022, we have sold 4,383,810 shares of our common stock under the ATM Sales Agreement at an average price of $25.56 per share for aggregate gross proceeds of $112.0 million ($108.7 million net of commissions and offering expenses).

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

Common stock reserved for future issuance under the 2020 Equity Incentive Plan (the “2020 Plan”) and the 2014 Equity Incentive Plan (the “2014 Plan”) was as follows, and excludes 62,382 shares issued outside of the 2014 Plan and 2020 Plan:

	September 30,	December 31,
	2022	2021
Options issued and outstanding	7,595,417	5,295,007
Restricted stock units outstanding	420,167	—
Shares available for future stock option grants	5,598,707	6,104,756
Total	13,614,291	11,399,763

Refer to Note 14, "Subsequent Events" for details of our underwritten public offering that was closed subsequent to September 30, 2022.

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

The pre-funded warrants will not expire until they are fully exercised. However, we may not effect the exercise of any pre-funded warrants, and a holder will not be entitled to exercise any portion of any pre-funded warrants that, upon giving effect to such exercise, would cause: (i) the aggregate number of shares of our common stock beneficially owned by such holder (together with affiliates) to exceed 9.99% of the number of shares of our common stock outstanding immediately after giving effect to the exercise; or (ii) the combined voting power of our securities beneficially owned by such holder (together with its affiliates) to exceed 9.99% of the combined voting power of all of our securities outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of the pre-funded warrants. However, any holder of a pre-funded warrant may increase or decrease such percentage to any other percentage not in excess of 19.99% upon at least 61 days' prior notice for the holder to us. As of September 30, 2022, no shares underlying the pre-funded warrants had been exercised.

Refer to Note 14, "Subsequent Events" for details of our underwritten public offering that was closed subsequent to September 30, 2022.

9. Equity Incentive Plans

2020 and 2014 Equity Incentive Plans

In June 2020, our board of directors adopted, and our stockholders approved, the 2020 Plan, which became effective on June 11, 2020. Under the 2020 Plan, we may grant stock options, appreciation rights, restricted stock and restricted stock units ("RSUs") to employees, consultants and directors. Stock options granted under the 2020 Plan may be either incentive stock options or nonqualified stock options. Incentive stock options may be granted only to our employees, including officers and directors who are also employees. Nonqualified stock options may be granted to our employees, officers, directors, consultants and advisors. The exercise price of stock options granted under the 2020 Plan must be at least equal to the fair market value of the common stock on the date of grant, except that an incentive stock option granted to an employee who owns more than 10% of the shares of our common stock shall have an exercise price of no less than 110% of the fair value per share on the grant date and expire five years from the date of grant. The maximum term of stock options granted under the 2020 Plan is 10 years, unless subject to the provisions regarding 10% stockholders. Our stock options granted to new employees generally vest over four years at a rate of 25% upon the first anniversary of the vesting commencement date and monthly thereafter. Our other stock options granted to employees generally vest on terms consistent with stock options granted to new employees or monthly over four years from the vesting commencement date. Our RSUs granted to new employees generally vest over four years at a rate of 25% upon one year from the grant date, then 12.5% every six months thereafter. Our other RSUs granted to employees generally vest over three and a half years at a rate of 25% upon six months from the grant date, then 12.5% every six months thereafter. A total of 10,150,000 shares of common stock were approved to be initially reserved for issuance under the 2020 Plan. The number of shares that remained available for issuance under the 2014 Plan as of the effective date of the 2020 Plan and shares subject to outstanding awards under the 2014 Plan as of the effective date of the 2020 Plan that are subsequently canceled, forfeited or repurchased by us will be added to the shares reserved under the 2020 Plan. In addition, the number of shares of common stock available for issuance under the 2020 Plan will be automatically increased on the first day of each calendar year during the ten-year term of the 2020 Plan, beginning with January 1, 2021 and ending with January 1, 2030, by an amount equal to 5% of the outstanding number of shares of our common stock on December 31 of the preceding calendar year or such lesser amount as determined by our board of directors. Effective January 1, 2022, the number of shares of common stock available under the 2020 Plan increased by 2,651,598 shares pursuant to the evergreen provision. As of September 30, 2022, an aggregate of 5,598,707 shares of common stock were available for issuance under the 2020 Plan.

Our 2014 Plan permitted the granting of incentive stock options, non-statutory stock options, restricted stock and other stock-based awards. Subsequent to the adoption of the 2020 Plan, no additional equity awards can be made under the 2014 Plan. As of September 30, 2022, 3,330,419 shares and 4,685,165 shares of common stock were subject to outstanding options and RSUs under the 2014 Plan and 2020 Plan, respectively.

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

At September 30, 2022 and December 31, 2021, 4,632 and 7,410 shares, respectively, remained subject to our right of repurchase as a result of the early exercised stock options. The remaining liabilities related to early exercised shares as of September 30, 2022 and December 31, 2021 were both less than $0.1 million and were recorded in other liabilities.

Stock Options and Restricted Stock Units Activity

Stock options and RSUs activity under our 2020 Plan and 2014 Plan, which excludes options to purchase 62,382 shares granted outside of the 2020 Plan and 2014 Plan, was as follows:

			Options Outstanding
Stock Options and Restricted Stock Units Activity	Options and Restricted Stock Units Available for Grant		Number of Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balances — December 31, 2021	6,104,756		5,295,007	$9.30
Additional shares authorized	2,651,598		—
Options granted	(2,866,831)		2,866,831	$24.37
Options exercised	385	(1)	(390,852)	$6.06
Options forfeited	175,569		(175,569)	$26.14
Restricted stock units granted	(526,886)
Restricted stock units withheld	32,626
Restricted stock units forfeited	27,490
Balances — September 30, 2022	5,598,707		7,595,417	$14.76	8.03	$74,139
Vested and expected to vest — September 30, 2022			7,595,417	$14.76	8.03	$74,139
Exercisable at September 30, 2022			3,288,706	$7.10	6.76	$56,189

(1)
Net exercise – shares returned to the Plan.

During the three months ended September 30, 2022 and 2021, 222,358 and 125,583 shares of stock options, respectively, were exercised for cash at a weighted-average price per share of $7.90 and $3.91, respectively. The weighted-average grant date fair value of options granted for the three months ended September 30, 2022 and 2021 was $18.01 and $17.00, respectively. The intrinsic value of the stock options exercised was $4.0 million and $2.5 million for the three months ended September 30, 2022 and 2021, respectively.

During the nine months ended September 30, 2022 and 2021, 390,467 and 578,194 shares of stock options, respectively, were exercised for cash at a weighted-average price per share of $6.06 and $2.50, respectively. The weighted-average grant date fair value of options granted for the nine months ended September 30, 2022 and 2021 was $16.39 and $14.37, respectively. The intrinsic value of the stock options exercised was $7.4 million and $12.4 million for the nine months ended September 30, 2022 and 2021, respectively.

In March 2022, our board of directors authorized the issuance of RSUs under our 2020 Plan and adopted a form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement (the "RSU Agreement"), which is intended to serve as a standard form agreement for RSU grants issued to employees. RSU activity for the nine months ended September 30, 2022 was as follows:

	Shares	Weighted- Average Grant-Date Fair Value
Unvested at December 31, 2021	—	$—
Granted	526,886	24.51
Vested and released	(79,229)	24.79
Cancelled	(27,490)	24.15
Unvested at September 30, 2022	420,167	$24.48

The weighted-average grant date fair value of RSUs granted during the three and nine months ended September 30, 2022 was $27.50 and $24.51, respectively. The aggregate fair value of unvested RSU is calculated using the closing price of our common stock on the grant date. As of September 30, 2022, the unrecognized stock-based compensation cost of unvested RSUs was $9.6 million, which is expected to be recognized over a weighted-average period of 3.1 years.

2020 Employee Stock Purchase Plan

In June 2020, our board of directors adopted, and our stockholders approved, the 2020 Employee Stock Purchase Plan (the “2020 ESPP”), which became effective on June 11, 2020. The 2020 ESPP permits participants to purchase common stock through payroll deductions of up to 15% of their eligible compensation. Employees enrolled in the 2020 ESPP purchase shares of common stock at a price per share equal to 85% of the lower of the fair market value at the start or end of the six-month purchase periods within the two-year offering period. A total of 650,000 shares of common stock were approved to be initially reserved for issuance under the 2020 ESPP. In addition, the number of shares of common stock available for issuance under the 2020 ESPP will be automatically increased on the first day of each calendar year during the ten-year term of the 2020 Plan, beginning with January 1, 2021 and ending with January 1, 2030, by an amount of 1% of the outstanding number of shares of our common stock on December 31st of the preceding calendar year or such lesser amount as determined by our board of directors. Effective January 1, 2022, the number of shares of common stock available under the 2020 ESPP increased by 530,319 shares pursuant to the evergreen provision. As of September 30, 2022, 1,564,144 shares of common stock were available for issuance under the 2020 ESPP.

Stock-based Compensation

We estimated the fair value of employee stock options using the Black-Scholes option-pricing model for the three and nine months ended September 30, 2022 and 2021 using the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Fair Value Assumptions
Expected volatility	80.4% - 80.6%	81.2% - 81.8%	78.1% - 81.2%	81.0% - 82.5%
Expected dividend yield	0%	0%	0%	0%
Expected term (in years)	5.5	5.4	5.4 - 5.5	5.4 - 5.5
Risk-free interest rate	2.7% - 4.0%	0.8% - 1.1%	1.6% - 4.0%	0.5% - 1.1%

We estimated the fair value of shares under the 2020 ESPP using the Black-Scholes option-pricing model for the three and nine months ended September 30, 2022 and 2021 using the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Fair Value Assumptions
Expected volatility	78.8% - 82.0%	79.6% - 88.8%	78.8% - 97.5%	79.6% - 126.3%
Expected dividend yield	0%	0%	0%	0%
Expected term (in years)	0.5 -2.0	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0
Risk-free interest rate	1.6% - 2.7%	0.0% - 0.2%	0.1% - 2.7%	0.0% - 0.2%

We recorded total stock-based compensation expense for the three and nine months ended September 30, 2022 and 2021 related to the 2014 Plan, the 2020 Plan and the 2020 ESPP in the condensed statements of operations and allocated the amounts as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Research and development	$2,682	$1,023	$6,804	$2,688
General and administrative	3,966	1,914	9,837	4,883
Total	$6,648	$2,937	$16,641	$7,571

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

Income from grants is recognized in the period during which the related specified expenses are incurred, provided that the conditions under which the grants were provided have been met. We recognized $0.2 million and $0.3 million of grant income under the CARB-X and Shigella awards and recorded the amounts in Other income (expense), net in the condensed statement of operations during the three months ended September 30, 2022 and 2021, respectively, and $1 million and $0.7 million during the nine months ended September 30, 2022 and 2021, respectively. A grant receivable of $0.7 million and $1.2 million representing unreimbursed, eligible costs incurred under the CARB-X and Shigella agreements was recorded and included in Prepaid expenses and other current assets in the condensed balance sheets as of September 30, 2022 and December 31, 2021, respectively.

11. Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share and excludes shares which are legally outstanding, but subject to repurchase by us:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss (in thousands)	$(57,917)	$(26,615)	$(145,435)	$(71,514)
Weighted-average shares outstanding used in computing net loss per share, basic and diluted(1)	61,989,347	52,187,303	60,166,583	51,627,249
Net loss per share, basic and diluted	$(0.93)	$(0.51)	$(2.42)	$(1.39)

(1)
Includes shares of common stock into which pre-funded warrants may be exercised as of September 30, 3022 and does not include any pre-funded warrants issued subsequent to that date. See Note 8 - Pre-Funded Warrants.

Potentially dilutive securities outstanding as of the periods presented below were excluded from the computation of diluted net loss per share for the three and nine months ended September 30, 2022 because including them would have been antidilutive:

	As of September 30,
	2022	2021
Stock options	7,657,799	5,489,389
Restricted stock units	420,167	—
Employee stock purchase plan shares	103,060	74,957
Total	8,181,026	5,564,346

12. Income Taxes

In determining quarterly provisions for income taxes, we use the annual estimated effective tax rate applied to the actual year-to-date profit or loss, adjusted for discrete items arising in that period. Our annual estimated effective tax rate differs from the U.S. federal statutory rate primarily as a result of state taxes and changes in our valuation allowance against our deferred tax assets. For all periods presented, we have incurred net pre-tax losses in the United States. During the three and nine months ended September 30, 2022, there were no material changes to our unrecognized tax benefits, and we do not expect to have any significant changes to unrecognized tax benefits through the end of the fiscal year. For the three and nine months ended September 30, 2022, we reported zero tax provision. We do not have any tax audits or other issues pending.

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

As Sutro Biopharma was no longer considered a related party as of June 2, 2021, we excluded expenses after that date from related party transaction expenses. We recognized expenses related to the Sutro Biopharma Supply Agreement of $0 for both the three months ended September 30, 2022 and 2021, and $0 and $2.4 million for the nine months ended September 30, 2022 and 2021, respectively.

14. Subsequent Events

Announcement of Positive Topline Results from VAX-24 Phase 1/2 Clinical Proof-of-Concept Study in Adults 18-65 Years of Age

On October 24, 2022, we announced positive topline results from the Phase 1/2 clinical proof-of-concept study evaluating the safety, tolerability and immunogenicity of VAX-24 in healthy adults aged 18-64. In this study, VAX-24 met the primary safety and tolerability objectives, demonstrating a safety profile similar to Prevnar 20™ (PCV20) for all doses studied. In the study, VAX-24 met or exceeded the established regulatory immunogenicity standards for all 24 serotypes at the conventional 2.2mcg dose, which the we intend to move forward into a Phase 3 program. At this dose, VAX-24 met the standard opsonophagocytic activity response non-inferiority criteria for all 20 serotypes common with PCV20, of which 16 achieved higher immune responses. Additionally, at all three doses, VAX-24 met the standard superiority criteria for all four serotypes unique to VAX-24. These four incremental serotypes cover 10-15 percent of strains causing invasive pneumococcal disease over the current standard-of-care in adults.

October 2022 Underwritten Public Offering

On October 28, 2022, we completed an underwritten public offering in which we issued 17,812,500 shares of our common stock, which included the full exercise of the underwriters' option to purchase an additional 2,812,500 shares, at a price of $32.00 per share and pre-funded warrants to purchase 3,750,000 shares of our common stock at a price of $31.999 per underlying share. In aggregate, we received approximately $650.7 million in net proceeds after deducting underwriting discounts and commissions and other offering expenses payable by us, and excluding the exercise of any pre-funded warrants.

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

Our pipeline includes:

•
Pneumococcal conjugate vaccine, or PCV, candidates that we believe are among the most broad-spectrum PCV candidates currently in development, targeting the approximately $7 billion global pneumococcal vaccine market. Pneumococcal disease is an infection caused by Streptococcus pneumoniae, or pneumococcus, bacteria. It can result in invasive pneumococcal disease, or IPD, including meningitis and bacteremia, and non-invasive pneumococcal disease, including pneumonia, otitis media and sinusitis.
•
Our lead vaccine candidate, VAX-24, is a 24-valent, broad-spectrum investigational PCV being developed for the prevention of IPD. VAX-24 is intended to improve upon the standard-of-care PCV vaccines for both children and adults by covering the serotypes that are responsible for most of the pneumococcal disease currently in circulation.
•
VAX-24 Adult Program: On January 6, 2022, we announced that the U.S. Food and Drug Administration, or FDA, cleared our investigational new drug, or IND, application for VAX-24 in adults. On February 23, 2022, we announced the initiation of our Phase 1/2 clinical proof-of-concept study in adults 18 to 64 years of age. The Phase 1 portion of the study included 64 healthy adults 18 to 49 years of age and the Phase 2 portion of the study includes 771 healthy adults 50 to 64 years of age. On April 4, 2022, we announced the initiation of the Phase 2 portion of this study, which occurred after an independent Data Monitoring Committee completed a prespecified review of Phase 1 safety and tolerability data and recommended that the study progress as planned. On July 12, 2022, we announced the completion of enrollment in this Phase 2 portion of the study. On October 24, 2022, we announced positive topline results from both the Phase 1 and Phase 2 portions of the study as described below. We also announced on July 12, 2022 the initiation of a separate Phase 2 study in approximately 200 healthy adults aged 65 and older, and we anticipate announcing topline safety, tolerability and immunogenicity results from this study in the first half of 2023. We anticipate final results with the 6-month safety data from both Phase 2 adult studies in the first half of 2023 and regulatory interactions to inform the Phase 3 program in the second half of 2023. Topline safety, tolerability and immunogenicity data from the Phase 3 non-inferiority study in adults are expected in 2025.
•
VAX-24 Pediatric Program: For the VAX-24 pediatric program, we anticipate submitting an infant IND application to the FDA and initiating a Phase 2 study in the first half of 2023. We expect topline safety, tolerability and immunogenicity data from the infant Phase 2 study primary 3-dose immunization series by 2025. The study design will include a primary immunization series consisting of three doses followed by a subsequent booster dose.
•
Our second PCV candidate, VAX-XP, builds on what has been established with VAX-24 and is designed to expand the breadth of coverage to 31 strains without compromising immunogenicity due to carrier suppression. VAX-XP was designed to provide coverage for approximately 95% of the pneumococcal disease currently circulating in the U.S. population. We anticipate submitting an IND application to the FDA for VAX-XP in adults in the second half of 2023. We expect topline safety, tolerability and immunogenicity data from a Phase 1/2 study in adults in 2024.
•
VAX-A1, a novel conjugate vaccine candidate designed to prevent Group A Strep, a pervasive disease that results in 700 million cases of illness annually, including pharyngitis, or strep throat, and certain severe invasive infections such as sepsis, necrotizing fasciitis and toxic shock syndrome. There is currently no vaccine against Group A Strep, which is one of the leading infectious disease-related causes of death and disability worldwide. We believe we have demonstrated preclinical proof of concept for VAX-A1, the data for which were published in December 2020. We nominated the final vaccine candidate for VAX-A1 in the first quarter of 2021 and initiated IND-enabling activities in the second half of 2021. We expect to provide guidance for an anticipated IND application submission to the FDA in the second half of 2022.
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

Since June 30, 2022, key developments affecting our business include the following:

•
Completed Enrollment of Phase 2 Portion of VAX-24 Phase 1/2 Clinical Proof-of-Concept Study in Adults 18-64 Years of Age: In July 2022, we announced the completion of enrollment in the Phase 2 portion of the VAX-24 Phase 1/2 clinical proof-of-concept study in adults 18-64 years of age.

•
Initiated Separate VAX-24 Phase 2 Clinical Study in Adults 65 Years and Older: In July 2022, we announced that we also dosed the first participants in a separate Phase 2 study for VAX-24 in adults 65 years of age and older. This study is intended to further build the body of clinical evidence to support the potential of VAX-24 as the broadest-spectrum PCV in adults.
•
Received FDA Fast Track Designation for VAX-24 in Adults: In August 2022, we announced that the FDA granted Fast Track designation to VAX-24 in adults ages 18 and older. The Fast Track designation is an FDA process that has been designed to facilitate the development and expedite the review of drugs, including vaccines, that treat or prevent serious conditions and fill an unmet medical need.
•
Completed Successful Pre-IND Meeting with FDA Regarding VAX-24 Pediatric Development Program, Supporting Path to Proceed Directly into Infants: In August 2022, we announced successful completion of a pre-IND meeting with the FDA regarding the pediatric clinical program for VAX-24. We received positive written feedback from the FDA supporting the initiation of a pediatric study that proceeds directly into infants contingent on satisfactory topline safety, tolerability and immunogenicity results from the VAX-24 Phase 1/2 clinical proof-of-concept study in adults 18 to 64 years of age. This approach provides us with an accelerated clinical path to deliver a potentially best-in-class PCV, VAX-24, to the pediatric population, which represents the largest portion of the pneumococcal vaccine market in the United States.
•
Completed Enrollment of Phase 2 Study Evaluating Safety, Tolerability and Immunogenicity of VAX-24 in Adults 65 Years and Older: In September 2022, we announced the completion of enrollment in the Phase 2 portion of the ongoing VAX-24 Phase 1/2 clinical proof-of-concept study in adults 65 years and older.
•
Announced Positive Topline Results from VAX-24 Phase 1/2 Clinical Proof-of-Concept Study in Adults 18-64 Years of Age: In October, 2022, we announced positive topline results from the Phase 1/2 clinical proof-of-concept study evaluating the safety, tolerability and immunogenicity of VAX-24 in healthy adults aged 18-64. In this study, VAX-24 met the primary safety and tolerability objectives, demonstrating a safety profile similar to Prevnar 20™ (PCV20) for all doses studied. In the study, VAX-24 met or exceeded the established regulatory immunogenicity standards for all 24 serotypes at the conventional 2.2mcg dose, which we intend to move forward into a Phase 3 program. At this dose, VAX-24 met the standard opsonophagocytic activity response non-inferiority criteria for all 20 serotypes common with PCV20, of which 16 achieved higher immune responses. Additionally, at all three doses,

VAX-24 met the standard superiority criteria for all four serotypes unique to VAX-24. These four incremental serotypes cover 10-15 percent of strains causing IPD over the current standard-of-care in adults.
•
Confirmed VAX-XP Serotype Composition and Expected IND Submission Timing: In October 2022, we unveiled the serotype composition for VAX-XP, the follow-on vaccine in our carrier-sparing PCV franchise, which is designed to contain 31 serotypes that collectively cover approximately 95% of the circulating strains causing IPD in adults in the United States.
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
•
Expanded Executive Leadership Team with Key Appointments: In October, 2022, we announced the appointment of Mark Wiggins as Chief Business Officer and Jakub Simon, M.D., as Chief Medical Officer.
•
Completed Successful $690 Million Follow-On Offering: In October 2022, we completed an underwritten public offering of 17,812,500 shares of our common stock, which included the full exercise of the underwriters' option to purchase an additional 2,812,500 shares, at a price of $32.00 per share and pre-funded warrants to purchase 3,750,000 shares of our common stock at a price of $31.999 per underlying share. In aggregate, we received approximately $650.7 million in net proceeds after deducting underwriting discounts and commissions and other offering expenses payable by us, and excluding the exercise of any pre-funded warrants.

Since our inception in November 2013, we have devoted substantially all of our resources to performing research and development, undertaking preclinical studies, advance our vaccine candidates through clinical trials and enabling manufacturing activities in support of our product development efforts, acquiring and developing our technology and vaccine candidates, organizing and staffing our company, establishing our intellectual property portfolio and raising capital to support and expand such activities. We do not have any products approved for sale and have not generated any revenue from product sales. To date, we have financed our operations primarily with proceeds from the sales of our common stock, pre-funded warrants to purchase our common stock and, prior to our initial public offering, or IPO, in June 2020, redeemable convertible preferred stock. We will continue to require additional capital to develop and commercialize our vaccine candidates and fund operations for the foreseeable future. Accordingly, until such time as we can generate significant revenue from sales of our vaccine candidates, if ever, we expect to finance our cash needs through public or private equity or debt financings, third-party (including government) funding and marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches.

We have incurred net losses in each year since inception and expect to continue to incur net losses in the foreseeable future. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending in large part on the timing of our preclinical studies, clinical trials and manufacturing activities, and our expenditures on other research and development activities. Our net loss was $57.9 million for the three months ended September 30, 2022. As of September 30, 2022, we had an accumulated deficit of $444.1 million. As of September 30, 2022, we had cash, cash equivalents and investments of $366.2 million, which we believe will be sufficient to fund our operating expenses and capital expenditure requirements through at least the next 12 months from the filing date of this Quarterly Report on Form 10-Q.

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
•
scale-up our manufacturing capabilities;
•
manufacture supplies for our preclinical studies and clinical trials, in particular our PCV candidates, VAX-24 and VAX-XP;
•
invest to establish additional manufacturing capacity to meet potential incremental supply requirements following the initial commercial launch of VAX-24;
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
•
the costs of clinical trials of our vaccine candidates;
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
•
the costs of establishing additional manufacturing capacity to meet potential incremental supply requirements following the initial commercial launch of VAX-24; and
•
the efficacy and safety profile of our vaccine candidates.

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

Grant Income

In July 2019, we received a cost-reimbursement research award from Combating Antibiotic Resistant Bacteria Biopharmaceutical Accelerator, or CARB-X, a public-private partnership funded under a Cooperative Agreement from Assistant Secretary for Preparedness and Response/Biomedical Advanced Research and Development Authority and by awards from Wellcome Trust, Germany’s Federal Ministry of Education and Research, the United Kingdom Global Antimicrobial Resistance Innovation Fund and the Bill & Melinda Gates Foundation. In connection with this funding, we entered into a cost-reimbursement sub-award agreement with the Trustees of Boston University, the administrator of the program, or the CARB-X agreement. CARB-X awarded us up to $1.6 million in initial funding to advance the development of a universal vaccine to prevent infections caused by Group A Strep Bacteria. In July 2020, the CARB-X agreement was amended with the initial funding amount increased from $1.6 million to $2.7 million. In December 2020, we reached the maximum CARB-X funding limit for this initial funding period, and subsequently submitted our funding proposal to CARB-X for the next period under our agreement. In April 2021, we received approval for the next phase of CARB-X development and executed the cost-reimbursement sub-award agreement with the Trustees of Boston University in August 2021. Pursuant to the CARB-X agreement, the award committed additional funding of $3.2 million for IND-enabling activities and total potential funding of up to $29.7 million (including the current $3.2 million award and the prior $2.7 million award) upon the achievement of future VAX-A1 development milestones. In January 2022, CARB-X revised the parameters for the contribution of CARB-X funding and implemented maximum funding levels for all grant recipients. As a result, our total funding available upon achievement of development milestones through Phase 1 human clinical trials was revised from $29.7 million to $13.9 million (inclusive of the $5.9 million awarded to date). Separately, the National Institute of Health, or NIH, awarded us up to $0.5 million in April 2021 to advance the development of a vaccine against Shigella infection. Grant income pursuant to our award agreements is recognized as we incur and pay qualifying expenses over the periods of the awards. We recognized $0.2 and $0.3 million in grant income for funding research and development during the three months ended September 30, 2022 and 2021, respectively, and $1 million and $0.7 million during the nine months ended September 30, 2022 and 2021, respectively. Grant income is included as a component of Other income (expense), net in the condensed statements of operations.

Results of Operations

Comparison of the Three Months Ended September 30, 2022 and 2021

The following table summarizes our results of operations for the periods presented:

	Three Months Ended September 30,		Change
	2022	2021	$	%
	(in thousands)
Operating expenses:
Research and development	$47,679	$20,428	$27,251	133.4%
General and administrative	10,898	6,523	4,375	67.1%
Total operating expenses	58,577	26,951	31,626	117.3%
Loss from operations	(58,577)	(26,951)	(31,626)	117.3%
Other income (expense), net:
Interest expense	—	—	—	—
Interest income	1,190	90	1,100	*
Grant income	157	299	(142)	(47.5)%
Realized gain on marketable securities	—	1	(1)	(100.0)%
Foreign currency transaction gains (losses)	(687)	(54)	(633)	*
Total other income (expense), net	660	336	324	96.4%
Net loss	$(57,917)	$(26,615)	$(31,302)	117.6%

* not meaningful

Operating Expenses

Research and Development Expenses

The following table summarizes our research and development expenses for the periods presented:

	Three Months Ended September 30,		Change
	2022	2021	$	%
	(in thousands)
Product and clinical development (1)	$22,034	$10,099	$11,935	118.2%
Personnel-related	8,957	4,305	4,652	108.1%
Professional and consulting services	1,447	1,153	294	25.5%
Research and development consumables	8,797	1,651	7,146	432.8%
Facility related and other allocated	4,313	2,173	2,140	98.5%
Laboratory supplies and equipment	1,654	810	844	104.2%
Other (2)	477	237	240	101.3%
Total research and development expenses	$47,679	$20,428	$27,251	133.4%

(1)
Includes expenses for third-party manufacturing and outsourced contract services, including preclinical studies and outsourced assays.
(2)
Includes travel-related expenses and other miscellaneous office expenses.

Research and development expenses increased by $27.3 million, or 133.4%, during the three months ended September 30, 2022 compared to the corresponding period in 2021. The increase of $11.9 million in product and clinical development expenses was primarily due to VAX-24 Phase 3 and VAX-XP IND readiness activities and the initiations of our VAX-24 Phase 1/2 clinical proof-of-concept study in adults 18-64 years of age and VAX-24 Phase 2 clinical study in adults 65 years and older, partially offset by a decrease in VAX-24 IND readiness activities as the IND application for our VAX-24 adult program was submitted in late 2021. The increase of $4.7 million in personnel-related expenses was primarily due to higher salaries, benefits and stock-based compensation expense resulting from an increase in the number of options and restricted stock units, or RSUs, granted and the growth in the number of employees in our research and development functions. The increase of $7.1 million in research and development consumables was primarily related to costs incurred for extracts and reagents for our VAX-24 Phase 3 readiness activities. The increase of $2.1 million in facility related and other allocated expenses was primarily due to increases in lease expense related to our new corporate headquarters allocated to research and development.

General and Administrative Expenses

General and administrative expenses increased by $4.4 million, or 67.1%, during the three months ended September 30, 2022 compared to the corresponding period in 2021. The increase was primarily due to increases of $3.1 million in personnel-related expenses, which was related to higher salaries, benefits and stock-based compensation expense resulting from an increase in the number of options and RSUs granted and the growth in the number of employees in our general and administrative functions, and $1.3 million in professional and consulting services.

Other Income (Expense), Net

Other income (expense), net increased by $0.3 million, during the three months ended September 30, 2022 compared to the corresponding period in 2021. The increase was primarily attributable to a $1.1 million increase in interest income, partially offset by a $0.1 million decrease in grant income related to increased CARB-X activities and a $0.6 million increase in foreign currency losses generated from a decrease in Swiss Franc cash balances and appreciation of the U.S. dollar against the Swiss Franc.

Comparison of the Nine Months Ended September 30, 2022 and 2021

The following table summarizes our results of operations for the periods presented:

	Nine Months Ended September 30,		Change
	2022	2021	$	%
	(in thousands)
Operating expenses:
Research and development	$117,825	$55,337	$62,488	112.9%
General and administrative	27,858	18,487	9,371	50.7%
Total operating expenses	145,683	73,824	71,859	97.3%
Loss from operations	(145,683)	(73,824)	(71,859)	97.3%
Other income (expense), net:
Interest expense	(2)	(7)	5	(71.4)%
Interest income	1,723	245	1,478	603.3%
Grant income	1,006	677	329	48.6%
Realized gain on marketable securities	—	2	(2)	(100.0)%
Foreign currency transaction gains (losses)	(2,479)	1,393	(3,872)	(278.0)%
Total other income (expense), net	248	2,310	(2,062)	(89.3)%
Net loss	$(145,435)	$(71,514)	$(73,921)	103.4%

Operating Expenses

Research and Development Expenses

The following table summarizes our research and development expenses for the periods presented:

	Nine Months Ended September 30,		Change
	2022	2021	$	%
	(in thousands)
Product and clinical development (1)	$52,193	$26,746	$25,447	95.1%
Personnel-related	22,394	12,325	10,069	81.7%
Professional and consulting services	4,153	3,245	908	28.0%
Research and development consumables	20,631	4,792	15,839	330.5%
Facility related and other allocated	12,851	5,261	7,590	144.3%
Laboratory supplies and equipment	4,028	2,377	1,651	69.5%
Other (2)	1,575	591	984	166.5%
Total research and development expenses	$117,825	$55,337	$62,488	112.9%

(1)
Includes expenses for third-party manufacturing and outsourced contract services, including preclinical studies and outsourced assays.
(2)
Includes travel-related expenses and other miscellaneous office expenses.

Research and development expenses increased by $62.5 million, or 112.9%, during the nine months ended September 30, 2022 compared to the corresponding period in 2021. The increases of $25.4 million in product and clinical development expenses and $1.7 million in laboratory supplies and equipment were primarily due to increased VAX-XP IND readiness activities, the initiation of our VAX-24 Phase 1/2 clinical proof-of-concept study in adults 18-64 years of age in the first quarter of 2022, increased VAX-24 Phase 3 readiness activities, and the initiation of our VAX-24 Phase 2 clinical study in adults 65 years and older, partially offset by a decrease in VAX-24 IND readiness activities as the IND application for our VAX-24 adult program was submitted in late 2021. The increase of $10.1 million in personnel-related expenses was primarily due to higher salaries, benefits and stock-based compensation expense resulting from an increase in the number of options and RSUs granted and the growth in the number of employees in our research and development functions. The increase of $15.8 million in research and development consumables was primarily related to costs incurred for extracts and reagents for our VAX-24 Phase 3 readiness activities. The increase of $7.6 million in facility related and other allocated expenses was primarily due to increases in lease expense related to our new corporate headquarters allocated to research and development.

General and Administrative Expenses

General and administrative expenses increased by $9.4 million, or 50.7%, during the nine months ended September 30, 2022 compared to the corresponding period in 2021. The increase was primarily due to increases of $7.3 million in personnel-related expenses, which was related to higher salaries, benefits and stock-based compensation expense resulting from an increase in the number of options and RSUs granted and the growth in the number of employees in our general and administrative functions, and $1.7 million in professional and consulting services.

Other Income (Expense), Net

Other income (expense), net decreased by $2.1 million, or 89.3%, during the nine months ended September 30, 2022 compared to the corresponding period in 2021. The decrease was primarily attributable to a $1.5 million increase in interest income, partially offset by a $0.3 million increase in grant income related to increased CARB-X activities and a $3.9 million increase in foreign currency losses generated from a decrease in Swiss Franc cash balances and appreciation of the U.S. dollar against the Swiss Franc.

Liquidity and Capital Resources

From inception through September 30, 2022, we have incurred losses and negative cash flows from operations and have funded our operations primarily through the issuance of common stock, pre-funded warrants to purchase our common stock and, prior to our IPO, redeemable convertible preferred stock, totaling approximately $796.6 million in aggregate gross proceeds and $761.5 million net of underwriting discounts, commissions and offering expenses. As of September 30, 2022, we had $278.4 million of cash and cash equivalents, $87.8 million in investments and an accumulated deficit of $444.1 million.

On July 2, 2021, we filed a shelf registration statement on Form S-3ASR, or the Shelf Registration Statement, under which we may, from time to time, sell securities in one or more offerings of our common stock, preferred stock, debt securities or warrants. The Shelf Registration Statement became automatically effective upon the filing of the Form S-3ASR on July 2, 2021.

In July 2021, we entered into an Open Market Sales AgreementSM, or the ATM Sales Agreement, with Jefferies LLC, which provides that, upon the terms and subject to the conditions and limitations set forth in the ATM Sales Agreement, we may elect to issue and sell, from time to time, shares of our common stock having an aggregate offering price of up to $150.0 million through Jefferies acting as our sales agent or principal. Under the ATM Sales Agreement, Jefferies may sell the shares of common stock by any method permitted by law deemed to be an “at-the-market offering” as defined under the Securities Act of 1933, as amended, in block transactions or in privately-negotiated transactions with our consent. Jefferies will use commercially reasonable efforts to sell the shares of common stock subject to the ATM Sales Agreement from time to time, based upon our instructions (including any price, time or size limits or other customary parameters or conditions that we may impose). We will pay Jefferies a commission of up to 3.0% of the gross sales proceeds of any common stock sold through Jefferies under the ATM Sales Agreement; however, we are not obligated to make any sales of common stock. As of September 30, 2022, we have sold 4,383,810 shares of our common stock under the ATM Sales Agreement at an average price of $25.56 per share for aggregate gross proceeds of $112.0 million ($108.7 million net of commissions and offering expenses).

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

In October 2022, we completed an underwritten public offering of 17,812,500 shares of our common stock, which included the full exercise of the underwriters' option to purchase an additional 2,812,500 shares, at a price of $32.00 per share and pre-funded warrants to purchase 3,750,000 shares of our common stock at a price of $31.999 per underlying share. In aggregate, we received approximately $650.7 million in net proceeds after deducting underwriting discounts and commissions and other offering expenses payable by us, and excluding the exercise of any pre-funded warrants.

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

We believe that our existing cash, cash equivalents and investments as of the date of this Quarterly Report on Form 10-Q will be sufficient to fund our operating expenses and capital expenditure requirements through at least 12 months from the filing date of this Quarterly Report on Form 10-Q. We have raised substantial capital, however, we will need to raise substantial additional capital to complete development and commercialization of our drug candidates. Until we can generate sufficient revenue from the commercialization of our vaccine candidates or from collaboration agreements with third parties, if ever, we expect to finance our future cash needs through public or private equity or debt financings, third-party (including government) funding and marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches. The sale of equity, pre-funded warrants or convertible debt securities may result in dilution to our stockholders and, in the case of preferred equity securities or convertible debt, those securities could provide for rights, preferences or privileges senior to those of our common stock. Debt financings may subject us to covenant limitations or restrictions on our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Our ability to raise additional funds may be adversely impacted by deteriorating global economic conditions, including higher inflation rates and changes in interest rates, and the recent disruptions to and volatility in the credit and financial markets in the United States and worldwide. There can be no assurance that we will be successful in acquiring additional funding at levels sufficient to fund our operations or on terms favorable or acceptable to us. If we are unable to obtain adequate financing when needed or on terms favorable or acceptable to us, we may be forced to delay, reduce the scope of or eliminate one or more of our research and development programs.

Our future capital requirements will depend on many factors, including:

•
the timing, scope, progress, results and costs of research and development, testing, screening, manufacturing, preclinical development and clinical trials;
•
the costs of establishing additional manufacturing capacity to meet potential incremental supply requirements following the initial commercial launch of VAX-24;
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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2022	2021
	(in thousands)
Net cash used in operating activities	$(105,376)	$(70,300)
Net cash provided by (used in) investing activities	110,537	(212,390)
Net cash provided by financing activities	204,914	9,042
Effect of exchange rate changes on cash and cash equivalents	(659)	363
Net increase (decrease) in cash, cash equivalents and restricted cash	$209,416	$(273,285)

Cash Flows from Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2022 was $105.4 million, which primarily resulted from a net loss of $145.4 million, partially offset by non-cash charges of $24.0 million and a net change in our operating assets and liabilities of $16.0 million. Non-cash charges primarily consisted of $16.6 million in stock-based compensation expense, $5.0 million in amortization of right-of-use, or ROU, assets and $1.9 million in depreciation and amortization. The net change in operating assets and liabilities of $16.0 million was primarily due to (i) an increase in operating lease liabilities of $3.0 million related to our San Carlos office, (ii) an increase in accrued expenses of $5.5 million (iii) an increase in accrued manufacturing expenses of $5.8 million and (iv) a decrease in prepaid and other current assets of $2.9 million related to prepaid insurance and research costs.

Net cash used in operating activities for the nine months ended September 30, 2021 was $70.3 million, which primarily resulted from a net loss of $71.5 million and a net change in our operating assets and liabilities of $9.6 million, partially offset by non-cash charges of $10.8 million. The net change in operating assets and liabilities of $9.6 million was primarily due to (i) an increase in prepaid and other current assets of $16.3 million related to prepaid rent expenses resulting from the San Carlos office leasehold improvements, (ii) an increase in other assets of $3.0 million related to assets purchased to support manufacturing activities and (iii) a decrease in accrued manufacturing expenses of $6.0 million resulting from timing of receipt of invoices, partially offset by increases in (a) accrued expenses of $8.4 million related primarily to an increase in outsourced research services for the VAX-24 program and (b) accounts payable of $5.6 million resulting from the timing of payments. Non-cash charges primarily consisted of $7.6 million in stock-based compensation expense and $1.3 million in depreciation and amortization.

Cash Flows from Investing Activities

Cash provided by investing activities for the nine months ended September 30, 2022 was $110.5 million, which related primarily to $136.2 million in maturities of investments and $10.5 million in sales of investments, partially offset by $31.5 million in purchases of investments and $4.7 million of purchases of lab equipment and leasehold improvements.

Cash used in investing activities for the nine months ended September 30, 2021 was $212.4 million, which related primarily to $295.3 million in purchases of investments and $5.2 million in purchases of lab equipment, partially offset by $58.0 million in maturities of investments and $30.1 million in sales of investments.

Cash Flows from Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2022 was $204.9 million, which primarily consisted of net proceeds from our follow-on public offering of $107.6 million and under our ATM Sales Agreement of $95.2 million.

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

Contractual Obligations and Commitments

Our material cash requirements include the following contractual and other obligations:

Leases

We have operating lease agreements for our office spaces. As of September 30, 2022, we had total lease payment obligations of $22.2 million, of which $6.6 million is payable within one year.

Purchase Commitments

We have certain payment obligations under various license agreements. Under these agreements, we are required to make milestone payments upon successful completion and achievement of certain intellectual property, clinical, regulatory and sales milestones. The payment obligations under the license agreements are contingent upon future events such as our achievement of specified development, clinical, regulatory and commercial milestones, and we will be required to make development milestone payments and royalty payments in connection with the sale of products developed under these agreements. As the achievement and timing of these future milestone payments are not probable or estimable, such amounts have not been included in our condensed balance sheets as of September 30, 2022 or December 31, 2021.

We enter into agreements in the normal course of business with CMOs and other vendors for manufacturing services and raw materials purchases. We rely on several third-party manufacturers for our manufacturing requirements. As of September 30, 2022, we had the following amounts due of non-cancelable purchase commitments related to manufacturing services and raw materials purchased due to our key manufacturing partners. These amounts represent our minimum contractual obligations, including termination fees. If we terminate certain firm orders with our key manufacturing partners, we will be required to pay for the manufacturing services scheduled or raw materials purchased under our arrangements. The actual amounts we pay in the future to the vendors under such agreements may differ from the purchase order amounts.

Years ending December 31,	(in thousands)
Remainder of 2022	$40,156
2023	40,837
Total non-cancelable purchase commitments due to our key manufacturing partners	$80,993

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

Under ASC 842, we assess all arrangements that convey the right to control the use of property, plant and equipment, at inception, to determine if it is, or contains, a lease based on the unique facts and circumstances present in the arrangements. In addition, we determine whether leases meet the classification criteria of a finance or operating lease at the lease commencement date considering: (i) whether the lease transfers ownership of the underlying asset to the lessee at the end of the lease term, (ii) whether the lease contains a bargain purchase option, (iii) whether the lease term is for a major part of the remaining economic life of the underlying asset, (iv) whether the present value of the sum of the lease payments and residual value guaranteed by the lessee equals or exceeds substantially all of the fair value of the underlying asset, and (v) whether the underlying asset is of such a specialized nature that it is expected to have no alternative use to the lessor at the end of the lease term. As of September 30, 2022, our lease population consisted only of operating real estate leases.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Our cash and cash equivalents as of September 30, 2022 and December 31, 2021 consisted of readily available checking and money market funds. As of September 30, 2022, we also invested in U.S. Treasury securities, U.S. government agency securities, corporate debt, commercial paper, and asset-backed securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the nature of the instruments in our portfolio, a sudden change in market interest rates would not be expected to have a material impact on our financial condition or results of operations. We believe that our exposure to interest rate risks is not significant and that a hypothetical 10% movement in market interest rates would not have a significant impact on the total value of our portfolio or our interest income. In addition, we do not believe that our cash and cash equivalents have significant risk of default or illiquidity.

Foreign Currency Risk

We are exposed to market risk related to changes in foreign currency exchange rates, mainly relating to our contract with Lonza, our CMO in Switzerland. We have also entered into a limited number of contracts with other parties with payments denominated in foreign currencies. Payments under these contracts are made in foreign currencies and are subject to fluctuations in foreign currency rates. We do not currently have a formal program in place to hedge foreign currency risks. However, from time to time, we buy Swiss Francs, or CHF, which is the majority of our foreign currency exposure, at market and are holding CHF in our bank accounts. As of September 30, 2022 and December 31, 2021, we had approximately $37.9 million and $18.8 million of CHF cash and cash equivalents, respectively, held at one financial institution. As of September 30, 2022 and December 31, 2021, we had foreign currency denominated accounts payable and accrued expenses of $11.4 million and $6.9 million, respectively. For the three months ended September 30, 2022, we had foreign currency transaction losses of $0.7 million. The following table shows the impact of a hypothetical 10% increase or decrease in current exchange rates on our net assets as of September 30, 2022 and our net loss for the three months ended September 30, 2022:

	Impact on Net Assets as of September 30, 2022	Impact on Net Loss for the Three Months Ended September 30, 2022
Hypothetical Change in Currency Exchange Rates	(in thousands)
10% increase	$2,646	$3,074
10% decrease	$(2,646)	$(3,074)

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

Our management, with the participation of our Chief Executive Officer, or CEO, and our Chief Financial Officer, or CFO, our principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of September 30, 2022. Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures as of September 30, 2022 were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Financial Position and Capital Needs

We are in the clinical or preclinical stages of vaccine development and have a very limited operating history and no products approved for commercial sale, which may make it difficult for you to evaluate the success of our business to date and to assess our future viability.

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

We are a clinical-stage biotechnology vaccine company. Investment in clinical-stage companies and vaccine development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential vaccine candidate will not gain regulatory approval or become commercially viable. We do not have any products approved for sale and have not generated any revenue from product sales. As a result, we are not profitable and have incurred losses in each year since inception. Our net losses were $100.1 million and $89.2 million for the years ended December 31, 2021 and 2020, respectively, and $57.9 million and $26.6 million for the three months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, we had an accumulated deficit of $444.1 million.

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

As of September 30, 2022, we had cash, cash equivalents and investments of $366.2 million. In the first quarter of 2022, we completed an underwritten public offering in which we issued 3,250,000 shares of common stock, which included the full exercise of the underwriters' option to purchase additional shares, and pre-funded warrants to purchase 2,500,000 shares of our common stock, and received approximately $107.6 million in net proceeds, after deducting underwriting discounts and commissions and other estimated offering expenses payable by us. In October 2022, we completed an underwritten public offering of 17,812,500 shares of our common stock, which included the full exercise of the underwriters' option to purchase an additional 2,812,500 shares, at a price of $32.00 per share and pre-funded warrants to purchase 3,750,000 shares of our common stock at a price of $31.999 per underlying share. In aggregate, we received approximately $650.6 million in net proceeds after deducting underwriting discounts and commissions and other offering expenses payable by us, and excluding the exercise of any pre-funded warrants. We believe our existing cash, cash equivalents and investments will fund our current operating plans through at least the next 12 months from the filing date of this Quarterly Report on Form 10-Q. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned. We have raised substantial capital, however, will need to raise substantial additional capital to complete the development and commercialization of our drug candidates. We expect to finance our cash needs through public or private equity or debt financings, third-party (including government) funding and marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements or any combination of these approaches. In July 2021, we entered into the ATM Sales Agreement with Jefferies, which provides that, upon the terms and subject to the conditions and limitations set forth in the ATM Sales Agreement, we may elect to issue and sell, from time to time, shares of our common stock having an aggregate offering price of up to $150.0 million through Jefferies acting as our sales agent or principal. As of September 30, 2022, we have sold 4,383,810 shares of our common stock under the ATM Sales Agreement at an average price of $25.56 per share for aggregate gross proceeds of $112.0 million ($108.7 million net of commissions and offering expenses). Our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions, including higher inflation rates and changes in interest rates and the recent disruptions to and volatility in the credit and financial markets in the United States and worldwide, including the trading price of common stock, resulting from the ongoing COVID-19 pandemic and civil and political unrest in certain countries and regions. Our future capital requirements will depend on many factors, including:

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
•
the costs establishing additional manufacturing capacity to meet potential incremental supply requirements following the initial commercial launch of VAX-24;
•
the costs of building a sales force in anticipation of any product commercialization;
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

We are developing a pipeline of vaccine candidates utilizing our cell-free protein synthesis platform, which is comprised of the XpressCF platform exclusively licensed from Sutro Biopharma, and our proprietary know-how for vaccine applications against infectious disease, and our future success depends on the successful application of this approach to vaccine development. We are in the clinical or preclinical stages of developing our vaccine candidates and there can be no assurance that any development problems we experience in the future will not cause significant delays or unanticipated costs, or that such development problems can be overcome. For example, although we have achieved proof-of-concept for our carrier-sparing approach with VAX-24, our approach may not be validated for our other vaccine candidates or subsequent trials of VAX-24. We may also experience delays in developing a sustainable, reproducible and scalable manufacturing process or transferring that process to manufacturing partners, which may prevent us from completing our clinical trials or commercializing our products on a timely or profitable basis, if at all. In addition, since we have not yet completed clinical development, we do not know the specific doses that may be effective in the clinic or, if approved, commercially. Finding a suitable dose may delay our anticipated clinical development timelines.

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

In addition, the preclinical and clinical trial requirements of the FDA, European Medicines Agency, or EMA, and other regulatory agencies and the criteria these regulators use to determine the safety and efficacy of a vaccine candidate are determined according to the type, complexity, novelty and intended use and market of the potential products. Approvals by the FDA and EMA for existing pneumococcal vaccines, such as Prevnar 13, Pneumovax 23, Prevnar 20 and Vaxneuvance may not be indicative of what these regulators may require for approval of our vaccine candidates. For example, we have used opsonophagocytic activity, or OPA, titers as the primary immunogenicity surrogate endpoint for the VAX-24 program in adults because Prevnar 13 and Prevnar 20 were approved based on the establishment of non-inferiority of serotype-specific OPA responses relative to Pneumovax 23 and Prevnar 13 respectively; however, there can be no assurance that this streamlined non-inferiority approach will be sufficient for regulatory approval or that regulators will not require field efficacy trials. Furthermore, while there have been approvals granted for both pneumococcal conjugate vaccines and meningococcal conjugate vaccines based on surrogate immune endpoints rather than field efficacy studies, we will not be able to confirm this approach’s applicability for our vaccines until we complete our Phase 2 clinical development program. Additionally, novel aspects of our vaccine candidates and manufacturing processes may create further challenges in obtaining regulatory approval. The regulatory approval process for our novel vaccine candidates can be more complex and consequently more expensive and take longer than for other, better known or extensively studied pharmaceutical or other vaccine candidates. More generally, approvals by any regulatory agency may not be indicative of what any other regulatory agency may require for approval or what such regulatory agencies may require for approval in connection with new vaccine candidates. Moreover, our vaccine candidates may not perform successfully in clinical trials.

Our vaccine candidates are in clinical or preclinical stages of development and may fail in development or suffer delays that materially and adversely affect their commercial viability. If we are unable to complete development of or commercialize our vaccine candidates or experience significant delays in doing so, our business would be materially harmed.

None of our vaccine candidates have been the subject of late-stage or pivotal clinical trials. On October 24, 2022, we announced positive topline results from our Phase 1/2 clinical proof-of-concept study of VAX-24 in adults ages 18 to 64. We also announced in July 2022 the initiation of a separate Phase 2 study of VAX-24 in healthy adults aged 65 and older and expect to announce topline safety, tolerability and immunogenicity results from this study in the first half of 2023. Final results with the 6-month safety data of the Phase 2 adult studies are anticipated in the first half of 2023. We anticipate submitting an IND application to the FDA for VAX-XP in the second half of 2023. Topline safety, tolerability and immunogenicity data from a Phase 1/2 study in adults are expected in 2024. In addition to our PCV franchise, our pipeline includes VAX-A1, a novel conjugate vaccine candidate designed to prevent Group A Strep; VAX-PG, a novel protein vaccine candidate targeting the keystone pathogen responsible for periodontitis; and other discovery-stage programs. Our ability to achieve and sustain profitability depends on obtaining regulatory approvals for and successfully commercializing our vaccine candidates, either alone or with third parties, and we cannot guarantee that we will ever obtain regulatory approval for any of our vaccine candidates. We have limited experience in conducting and managing the clinical trials necessary to obtain regulatory approvals, including approval by the FDA. Before obtaining regulatory approval for the commercial distribution of our vaccine candidates, we must conduct extensive preclinical studies and clinical trials to demonstrate the safety and efficacy of our vaccine candidates.

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

Our business is highly dependent on the success of VAX-24, which is in clinical development. If we are unable to obtain approval for VAX-24 and effectively commercialize VAX-24, our business would be significantly harmed.

Our business and future success depends on our ability to obtain regulatory approval of, and then successfully commercialize, our most advanced vaccine candidate, VAX-24. Although VAX-24 has produced positive topline results in a Phase 1/2 clinical study, it may not demonstrate the same results in future pivotal studies. VAX-24 will require additional clinical and non-clinical development, regulatory review and approval in multiple jurisdictions, substantial investment, access to sufficient clinical and commercial manufacturing capacity and significant marketing efforts before we can generate any revenue from product sales. We cannot provide any assurance that we will be able to successfully advance VAX-24 through the development process.

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

Vaccine candidates that we successfully develop and commercialize may compete with existing vaccines and new vaccines that may become available in the future. Many of our competitors have substantially greater financial, lobbying, technical, human and other resources than we do and may be better equipped to develop, manufacture and market technologically superior vaccines, including the potential that our competitors may develop chemical processes or utilize novel technologies for developing vaccines that may be superior to those we employ. In addition, many of these competitors have significantly greater experience than we have in undertaking preclinical studies and clinical trials of new products and in obtaining regulatory approvals, including for many vaccine franchises. Accordingly, our competitors may succeed in obtaining FDA approval or a preferred recommendation for their products. For example, Prevnar 13 obtained FDA approval for the prevention of invasive pneumococcal disease, or IPD, in infants based on non-inferior IgG antibody responses relative to Prevnar, using the surrogate immune endpoints established by the prior Prevnar field efficacy study. Pfizer implemented a similar approach to development of its 20-valent PCV vaccine candidate, Prevnar 20, which was approved by the FDA in June 2021 for use in adults. In August 2022, Pfizer announced topline results from its U.S. Phase 3 study in infants evaluating Prevnar 20 for the prevention of IPD. Merck received approval for Vaxneuvance, its 15-valent PCV, in July 2021 for use in adults and in June 2022 for use in infants. Merck announced in April 2022 that V116, the company’s investigational 21-valent PCV for adults, received Breakthrough Therapy designation from the FDA, and later announced that it enrolled the first patient in their Phase 3 clinical trial. In addition, Sanofi and SK Chemicals have partnered to develop a PCV, and

GSK, which recently acquired Affinivax, is developing a 24-valent affinity-bound pneumococcal vaccine. Affinivax also has a 30-plus valent pneumococcal candidate vaccine in preclinical development.

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
•
the potential and perceived advantages of our vaccine candidates over existing vaccines, including with respect to spectrum of coverage or immunogenicity;
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

From time to time, we may publish interim topline or preliminary data from our preclinical or clinical trials. For instance, on October 24, 2022, we announced positive topline results from the Phase 1/2 clinical proof-of-concept study evaluating the safety, tolerability and immunogenicity of VAX-24 in healthy adults aged 18-64. Interim topline data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as more patient data become available. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data when we publish such data. As a result, the topline results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results once additional data have been received and fully evaluated. Preliminary or topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we may publish. As a result, interim and preliminary data should be viewed with caution until the final data are available. Adverse differences between preliminary or interim data and final data could significantly harm our business prospects.

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

We may seek Breakthrough Therapy or Fast Track designation for some of our vaccine candidates. For instance, in August 2022 we announced that the FDA granted Fast Track designation to VAX-24 in adults ages 18 and older. A sponsor may seek FDA designation of its vaccine candidate as a Breakthrough Therapy if the vaccine candidate is intended to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the therapy may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For vaccines that have been designated as Breakthrough Therapies, the FDA may take actions to expedite the development and review of the application, and interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens.

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

Whether to grant Breakthrough Therapy or Fast Track designation is within the discretion of the FDA. Accordingly, even if we believe one of our vaccine candidates meets the criteria for these designations, the FDA may disagree and instead determine not to make such designation. In any event, the receipt of either of these designations for a vaccine candidate may not result in a faster development process, review or approval compared to vaccine candidates considered for approval under non-expedited FDA review procedures and does not assure ultimate approval by the FDA. In addition, even if one or more of our vaccine candidates qualify for either of these designations, the FDA may later decide that the vaccine candidate no longer meets the conditions for qualification and rescind the designations.

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

The general approach for FDA approval of a new biologic or drug is for the sponsor to provide dispositive data from two Phase 3 clinical trials of the relevant biologic or drug in the relevant patient population. Phase 3 clinical trials typically involve hundreds of patients, have significant costs and are time consuming. While we have not had extensive discussions with the FDA regarding our regulatory plan, as a prerequisite for FDA approval, we believe that any new PCV, such as VAX-24, will have to be compared to the current standard of care, Prevnar 13 in infants and Prevnar 20 in adults. We believe that a successful comparison would be based on demonstrating clinical non-inferiority of the immune response to Prevnar 20 for common serotypes. In addition, we expect to use OPA titers as the primary immunogenicity surrogate endpoint for the VAX-24 program in adults because Prevnar 13 was approved based on the establishment of non-inferiority of OPA responses relative to Pneumovax 23, on a strain-by-strain basis. . On October 24, 2022, we announced positive topline results from the Phase 1/2 clinical proof-of-concept study evaluating the safety, tolerability and immunogenicity of VAX-24 in healthy adults aged 18-64. In this study, VAX-24 met the primary safety and tolerability objectives, demonstrating a safety profile similar to Prevnar 20 for all doses studied. In the study, VAX-24 met or exceeded the established regulatory immunogenicity standards for all 24 serotypes at the conventional 2.2mcg dose, which we intend to move forward into a Phase 3 program. At this dose, VAX-24 met the standard OPA response non-inferiority criteria for all 20 serotypes common with Prevnar 20, of which 16 achieved higher immune responses. Additionally, at all three doses, VAX-24 met the standard superiority criteria for all four serotypes unique to VAX-24. These four incremental serotypes cover 10-15 percent of strains causing IPD over the current standard of care in adults. We believe these topline results support clinical non-inferiority to Prevnar 20, but there can be no assurance that this approach in pivotal studies will be sufficient for regulatory approval or that regulators will not require field efficacy trials.

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

Obtaining coverage and reimbursement of a product from a government or other third-party payor is a time-consuming and costly process that could require us to provide to the payor supporting scientific, clinical and cost-effectiveness data for the use of our products. Even if we obtain coverage for a given product, if the resulting reimbursement rates are insufficient, hospitals may not approve our product for use in their facility or third-party payors may require co-payments that patients find unacceptably high. Patients are unlikely to use our vaccine candidates unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of our vaccine candidates. Separate reimbursement for the product itself may or may not be available. Instead, the hospital or administering physician may be reimbursed only for administering the product. Further, from time to time, CMS revises the reimbursement systems used to reimburse health care providers, including the Medicare Physician Fee Schedule and Outpatient Prospective Payment System, which may result in reduced Medicare payments. In some cases, private third-party payors rely on all or portions of Medicare payment systems to determine payment rates. Changes to government healthcare programs that reduce payments under these programs may negatively impact payments from third-party payors and reduce the willingness of physicians to use our vaccine candidates. Certain ACA marketplace and other private payor plans are required to include coverage for certain preventative services, including vaccinations recommended by the ACIP without cost share obligations (i.e., co-payments, deductibles or co-insurance) for plan members. Children through 18 years of age without other health insurance coverage may be eligible to receive such vaccinations free-of-charge through the CDC’s Vaccines for Children Program, or VFC. For Medicare beneficiaries, vaccines may be covered under either the Part B program or Part D depending on several criteria, including the type of vaccine and the beneficiary’s coverage eligibility. If our vaccine candidates, once approved, are covered only under the Part D program, physicians may be less willing to use our products because of the claims adjudication costs and time related to the claims adjudication process and collection of co-payments associated with the Part D program.

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
•
a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in and conduct comparative clinical effectiveness research, along with funding for such research; and
•
establishment of a Center for Medicare and Medicaid Innovation at CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending.

There have been executive, judicial and Congressional challenges to the ACA. For example, the Tax Act included a provision that repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year, which is commonly referred to as the “individual mandate.” On June 17, 2021, the United States Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Moreover, prior to the United States Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace, which began on February 15, 2021 and remained open through August 15, 2021. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. On August 16, 2022, President Biden signed the Inflation Reduction Act of 2022, or IRA, into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how additional healthcare reform measures of the Biden administration will impact the ACA.

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

Further, in the United States there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug and biological product pricing, reduce the cost of prescription drugs and biological products under government payor programs and review the relationship between pricing and manufacturer patient programs. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the Department of Health and Human Services, or HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. No legislation or administrative actions have been finalized to implement these principles. The IRA does not change either the VFC or the provisions added in 2010 under the ACA. VFC was established to give first-dollar coverage to children up to 18 years of age whose families could not pay for vaccinations while the ACA guaranteed coverage of vaccines without cost sharing for Americans who are either privately insured or newly covered in states that expanded Medicaid. The IRA did help with vaccine access by eliminating cost sharing for adult vaccines covered under Medicare Part D. However, the IRA will, among other things, (i) allow HHS to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare, and subject drug manufacturers to civil monetary penalties and a potential excise tax by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law, and (ii) impose rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. These provisions will take effect progressively starting in fiscal year 2023, although they may be subject to legal challenges. It is currently unclear how the IRA will be effectuated but is likely to have a significant impact on the pharmaceutical industry. It is unclear whether these or similar policy initiatives will be implemented in the future. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine which drugs, biological products and suppliers will be included in their healthcare programs. Furthermore, there has been increased interest by third-party payors and governmental authorities in reference pricing systems and publication of discounts and list prices.

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

The ongoing conflict in Ukraine and related sanctions could significantly devalue our Eurasian patent applications. Recent Russian decrees may also significantly limit our ability to enforce Russian patents. We cannot predict when or how this situation will change.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the public’s perception that such sales could occur, could have an adverse effect on the market price of our common stock. In addition, for the three months ended September 30, 2022, the average daily trading volume for our common stock on the Nasdaq Global Select Market was 390,703 shares. As a result of the low trading volume of our common stock, the trading of relatively small quantities of shares by our stockholders could disproportionately influence the market price of our common stock in either direction. The price for our shares could, for example, decline significantly in the event that a large number of shares of our common stock are sold on the market without commensurate demand, as compared to an issuer with a higher trading volume that could better absorb those sales without an adverse impact on its stock price.

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

This provision would not apply to suits brought to enforce a duty or liability created by the Exchange Act. Furthermore, Section 22 of the Securities Act of 1933, as amended, or the Securities Act, creates concurrent jurisdiction for federal and state courts over all such Securities Act actions. Accordingly, both state and federal courts have jurisdiction to entertain such claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our amended and restated certificate of incorporation provides that the federal district courts of the United States will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions. In such instance, we would expect to vigorously assert the validity and enforceability of the exclusive forum provisions of our amended and restated certificate of incorporation. This may require significant additional costs associated with resolving such action in other jurisdictions and there can be no assurance that the provisions will be enforced by a court in those other jurisdictions.

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

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Description	Schedule Form	File Number	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Vaxcyte, Inc., as amended.	8-K	001-39323	3.1	June 16, 2020

3.2	Amended and Restated Bylaws of Vaxcyte, Inc.	8-K	001-39323	3.2	June 16, 2020

4.1	Form of Common Stock Certificate of the Registrant.	S-1/A	333-238630	4.1	June 8, 2020

4.2	Form of Pre-Funded Warrant	8-K	001-39323	4.1	January 13, 2022

4.3	Form of Pre-Funded Warrant	8-K	001-39323	4.1	October 27, 2022

10.1#+*	Development and Manufacturing Services Agreement by and between the Registrant and Lonza Ltd., dated October 21, 2016, as amended

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document: the instance document does not appear in the interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Inline XBRL for the cover page of the Quarterly Report on Form 10-Q included in the Exhibit 101 Inline XBRL Document Set.

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

Vaxcyte, Inc.

Date: November 7, 2022	By:	/s/ Grant E. Pickering
Grant E. Pickering
Chief Executive Officer

Date: November 7, 2022	By:	/s/ Andrew Guggenhime
Andrew Guggenhime
President and Chief Financial Officer