Form 10-K
period 2022-12-31
Vaxcyte, Inc.
filed 2023-02-27
CIK 1649094

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _________ to ___________

Commission File Number 001-39323

VAXCYTE, INC.

(Exact name of Registrant as specified in its Charter)

Delaware	46-4233385
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
825 Industrial Road, Suite 300 San Carlos, California	94070ca
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (650) 837-0111

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	PCVX	The Nasdaq Stock Market

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of its Common Stock on the Nasdaq Global Select Market on June 30, 2022, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $1.1 billion. Shares of the Registrant’s common stock held by each executive officer, director and holder of 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose.

The number of shares of Registrant’s Common Stock outstanding as of February 23, 2023 was 80,033,727.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates information by reference from the Registrant’s definitive proxy statement to be filed with the U.S. Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, in connection with the Registrant’s 2023 annual meeting of stockholders.

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

Summary of Risks Affecting Our Business

Our business is subject to numerous risks and uncertainties, including those discussed more fully in the section titled “Risk Factors” in this Annual Report on Form 10-K. These risks include, but are not limited to, the following:

•
We are in the clinical or preclinical phase of vaccine development and have a very limited operating history and no products approved for commercial sale, which may make it difficult for you to evaluate the success of our business to date and to assess our future viability.
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

PART I

Item 1. Business.

Overview

We are a clinical-stage vaccine innovation company engineering high-fidelity vaccines to protect humankind from the consequences of bacterial diseases. We are developing broad-spectrum conjugate and novel protein vaccines to prevent or treat bacterial infectious diseases. We are re-engineering the way highly complex vaccines are made through modern synthetic techniques, including advanced chemistry and the XpressCF™ cell-free protein synthesis platform, exclusively licensed from Sutro Biopharma, Inc., or Sutro Biopharma. Unlike conventional cell-based approaches, our system for producing difficult-to-make proteins and antigens is intended to accelerate our ability to efficiently create and deliver high-fidelity vaccines with enhanced immunological benefits.

Vaccines are one of the most successful and cost-effective global health interventions and prevent millions of deaths worldwide each year. Routine pediatric vaccinations are estimated to prevent 20 million cases of disease each year, saving over $180 billion in direct and societal costs in the United States alone. Adult vaccination rates are lower than pediatric vaccination rates, but new technologies are driving adult vaccine development, which in turn is fueling the growth of the overall vaccine market. Given the critical role vaccines play in preventing disease from childhood to adulthood, the global vaccine market is large, durable and growing. Therefore, there are areas of unmet medical need, including vaccines that can provide broader protection than currently marketed vaccines and novel vaccines that target pathogens for which there are no currently approved vaccines. We are driven to eradicate or treat invasive bacterial infections, which have serious and costly health consequences when left unchecked.

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
▪
VAX-24 Adult Program: On October 24, 2022, we announced positive topline results from both the Phase 1 and Phase 2 portions of a clinical proof-of-concept study evaluating the safety, tolerability and immunogenicity of VAX-24 in 800 healthy adults aged 18-64. The Phase 1 portion of the study evaluated the safety and tolerability of a single injection of VAX-24 at three dose levels, 1.1mcg, 2.2mcg and 2.2mcg/4.4mcg, and compared to PCV20 in 64 healthy adults 18-49 years of age. The Phase 2 portion evaluated the safety, tolerability and immunogenicity of a single injection of VAX-24 at the same three dose levels and compared to a single injection of Prevnar 20™, or PCV20, in 771 healthy adults 50-64 years of age. In this study, VAX-24 met the primary safety and tolerability objectives, demonstrating a safety profile similar to PCV20, for all doses studied. In this study, VAX-24 met or exceeded the established regulatory immunogenicity standards for all 24 serotypes at the conventional 2.2mcg dose, which we intend to move forward into a Phase 3 program. At this dose, VAX-24 met the standard opsonophagocytic activity, or

OPA, response non-inferiority criteria for all 20 serotypes common with PCV20, of which 16 achieved higher immune responses. Additionally, at all three doses, VAX-24 met the standard superiority criteria for all four serotypes unique to VAX-24. VAX-24 has the potential to cover an additional 10-28 percent of strains causing IPD in adults over the current standard-of-care PCVs. We have a separate Phase 2 study in approximately 200 healthy adults aged 65 and older for which we have completed enrollment, and we anticipate announcing topline safety, tolerability and immunogenicity results from this study in the second quarter of 2023. We anticipate final results with the six-month safety data from both Phase 2 adult studies in the first half of 2023 and expect to hold regulatory interactions with the U.S. Food and Drug Administration, or FDA, in the second half of 2023 to inform the Phase 3 program. We expect topline safety, tolerability and immunogenicity data from the Phase 3 pivotal, non-inferiority study in adults in 2025. The FDA has granted Fast Track and Breakthrough Therapy designations for VAX-24 in adults.
▪
VAX-24 Pediatric Program: In late February 2023, we announced that the FDA cleared the VAX-24 IND application for the prevention of IPD in infants. We plan to initiate the infant Phase 2 study in the second quarter of 2023, with topline safety, tolerability and immunogenicity data following the primary three-dose immunization series expected by 2025. The study design will include a primary immunization series consisting of three doses followed by a subsequent booster dose.
o
Our second PCV candidate, VAX-31 (formerly VAX-XP), builds on what has been established with VAX-24 and is designed to expand the breadth of coverage to 31 strains without compromising immunogenicity due to carrier suppression. VAX-31 was designed to provide coverage for approximately 95% of IPD currently circulating in the adult U.S. population. We anticipate submitting an IND application to the FDA for VAX-31 in adults in the second half of 2023. We expect topline safety, tolerability and immunogenicity data from a Phase 1/2 study in adults in 2024.
•
VAX-A1, a novel conjugate vaccine candidate designed to prevent disease caused by Group A Streptococcus, or Group A Strep. Group A Strep is pervasive globally and causes 700 million cases of illness annually, including pharyngitis, or strep throat, and certain severe invasive infections such as sepsis, necrotizing fasciitis and toxic shock syndrome. There is currently no vaccine against Group A Strep, which is one of the leading infectious disease-related causes of death and disability worldwide and a significant contributor to the prescription of antibiotics in the very young. We believe we have demonstrated preclinical proof of concept for VAX-A1, the data for which were published in December 2020. We nominated the final vaccine candidate for VAX-A1 in the first quarter of 2021 and initiated IND-enabling activities in the second half of 2021. We continue to advance the development of VAX-A1 and intend to provide further information about the anticipated timing of an IND application as the program progresses.
•
VAX-PG, a novel protein vaccine candidate targeting the keystone pathogen responsible for periodontitis, a chronic oral inflammatory disease affecting an estimated 65 million adults in the United States. We believe we have generally demonstrated preclinical proof of concept for a periodontitis protein vaccine, the data for which was published in February 2019.We nominated a final vaccine candidate for VAX-PG in the fourth quarter of 2022 and continue to progress the program. Our initial goal is to develop a therapeutic vaccine to slow or stop disease progression; however, the results from clinical trials may inform the potential adoption of prophylactic immunization.
•
VAX-GI, a new vaccine program designed to prevent Shigella, a bacterial illness that affects an estimated 188 million people worldwide each year and results in approximately 164,000 deaths annually, mostly among children under five years of age in low- and middle-income settings.
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
•
Established clinical pathways: We pursue vaccine targets that we believe have clear and established clinical development pathways in order to accelerate the potential time to market. For example, we believe that our PCVs could receive regulatory approval based on successful completion of clinical studies utilizing well-defined surrogate immune endpoints, consistent with how other PCVs have obtained regulatory approval in the past, rather than requiring clinical field efficacy studies. However, while there have been approvals granted for both PCVs and meningococcal conjugate vaccines based on surrogate immune endpoints rather than field efficacy studies, we will not be able to confirm this approach’s applicability for our PCVs until we complete our interactions with the FDA prior to the initiation of our Phase 3 clinical development program. For our novel vaccine candidates, where we believe clinical field efficacy studies will be necessary, we select disease areas with high attack rates, such as Group A Strep, which may allow for more manageable study sizes. For novel protein-based therapeutic vaccine candidates, such as our periodontitis vaccine candidate, we select disease areas where we believe clinical efficacy may be evaluated based on disease progression rather than prevention, which could allow for smaller and faster trials relative to preventative vaccines.

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

Our Strategy

Our goal is to become a leader in the vaccines industry by using our cell-free protein synthesis platform to develop superior and/or novel vaccines to prevent or treat serious infectious diseases. Key elements of our strategy include:

•
Advance VAX-24 through clinical development and regulatory approval. Our lead vaccine candidate, VAX-24, targets the pneumococcal vaccine market. We expect to advance VAX-24 along a well-understood clinical development pathway in an effort to obtain regulatory approval in adults and infants based on successful completion of clinical studies using previously established surrogate immune endpoints, potentially without the need to conduct clinical field efficacy studies, consistent with how other conjugate vaccines have obtained approval. In the fourth quarter of 2022, we announced positive topline results from both the Phase 1 and Phase 2 portions of a clinical proof-of-concept study evaluating the safety, tolerability and immunogenicity of VAX-24 in healthy adults aged 18-64. We have a separate Phase 2 study in approximately 200 healthy adults aged 65 and older for which we have completed enrollment, and we anticipate announcing topline safety, tolerability and immunogenicity results from this study in the second quarter of 2023. We anticipate final results with the six-month safety data from both Phase 2 adult studies in the first half of 2023 and expect to hold regulatory interactions with the FDA to inform the Phase 3 program in the second half of 2023. We expect topline safety, tolerability and immunogenicity data from the Phase 3 non-inferiority study in adults in 2025. The FDA has granted Fast Track and Breakthrough Therapy designations for VAX-24 in adults. For our VAX-24 pediatric program, we announced in late February 2023 the FDA cleared the VAX-24 IND application for the prevention of IPD in infants. We plan to initiate the infant Phase 2 study in the second quarter of 2023, with topline safety, tolerability and immunogenicity data following the primary three-dose immunization series expected by 2025. The study design will include a primary immunization series consisting of three doses followed by a subsequent booster dose.
•
Advance VAX-31 through IND-enabling activities, clinical development and regulatory approval. Our second PCV candidate, VAX-31, leverages our scalable and modular platform and builds on the technical proof of concept established by VAX-24 and is designed to expand the breadth of coverage to 31 strains without compromising immunogenicity due to carrier suppression. VAX-31 was designed to provide coverage for approximately 95% of IPD currently circulating in the U.S. adult population. We anticipate submitting an IND application to the FDA for VAX-31 in adults in the second half of 2023. We expect topline safety, tolerability and immunogenicity data from a Phase 1/2 study in adults in 2024.
•
Establish scalable production of VAX-24 and VAX-31. We believe high-quality and scalable manufacturing is critical to our long-term success. We have designed and developed a proprietary, scalable and portable manufacturing process that we have scaled to supply clinical volumes and believe can scale to supply initial commercial volumes of VAX-24 and VAX-31 needed to support commercial launch. For our VAX-24 program, we have completed the production of clinical trial materials for our Phase 1 and 2 studies in both adults and infants and are conducting scale-up activities to support potential regulatory approval and commercial launch. We have access to substantial manufacturing resources through our contract manufacturer, Lonza, that we believe can facilitate an independent path to market. For our next-generation VAX-31 program, for which we use the same components and core manufacturing processes established for VAX-24, we are currently conducting IND-enabling activities.
•
Create a long-lasting PCV franchise by offering the broadest-spectrum PCV available. The two leading pneumococcal vaccine franchises to date, Prevnar and Pneumovax 23, or PPSV23, have generated over $100 billion in combined sales, have been on the market for over 40 years and 20 years, respectively, and can attribute their success to being the broadest-spectrum vaccines on the market. If approved, we believe VAX-24 may obtain an ACIP preferred recommendation and potentially replace both lesser-valent incumbents for pneumococcal disease prevention in both adult and pediatric populations because of its broader coverage. We designed VAX-24 to address the 24 pneumococcal strains covered by Prevnar and PPSV23 that drive most pneumococcal disease today with the durable, boostable immune response of a conjugate vaccine. Further, we have designed VAX-31 to address these 24 strains plus seven additional epidemiologically significant emerging strains expected to cause increasing pneumococcal disease and antibiotic resistance in the future. With these broad-spectrum vaccine candidates, we believe we are well-positioned to obtain an ACIP preferred recommendation and potentially replace the current standard of care for pneumococcal disease prevention in both adult and pediatric populations, thereby creating a long-lasting PCV franchise.
•
Advance our novel vaccine candidates and leverage our platform to expand our pipeline.
o
Advance VAX-A1 through IND-enabling activities, clinical development and regulatory approval. VAX-A1 is designed to prevent Group A Strep, a pervasive disease that results in 700 million cases of illness each year and is one of the leading infectious disease-related causes of death and disability worldwide. Some of the most serious consequences of Group A Strep include flesh eating disease (necrotizing fasciitis) and invasive diseases such as sepsis and rheumatic heart disease. However, the majority of Group A Strep cases are pharyngitis, commonly known as strep throat. Pharyngitis is highly prevalent in school-age children and a significant source of antibiotic prescriptions, which further exacerbates the growing problem of antibiotic resistance globally. VAX-A1 is a conjugate vaccine candidate designed to confer broad protective immune responses against all subtypes of Group A Strep and be boostable to offer long-lasting protection from infection. We believe our data published in December 2020 demonstrated preclinical proof of concept for VAX-A1. We nominated the final vaccine candidate for VAX-A1 in the first quarter of 2021 and initiated IND-enabling activities in the second half of 2021. We continue to advance the development of VAX-A1 and we intend to provide further information about the anticipated timing of an IND application as the program progresses.
o
Advance VAX-PG to final vaccine candidate nomination and IND-enabling activities, clinical development and regulatory approval. VAX-PG is our novel protein vaccine candidate which targets the keystone pathogen responsible for periodontitis, a chronic oral inflammatory disease affecting an estimated 65 million adults in the United States. Our initial goal is to develop a therapeutic vaccine to slow or stop disease progression; however, the results from clinical trials may inform the potential adoption of prophylactic immunization. We have established preclinical proof of concept for VAX-PG. We nominated a final vaccine candidate for VAX-PG in the fourth quarter of 2022 and we continue to progress the program.
o
Advance VAX-GI program research and development. VAX-GI is new vaccine program designed to prevent Shigella, a bacterial illness that affects an estimated 188 million people worldwide each year and results in approximately 164,000 deaths annually, mostly among children under five years of age in low- and middle-income settings.
o
Leverage our platform for other discovery stage programs. We are also able to leverage our platform as a discovery engine given our ability to uniquely create building blocks to construct potential novel conjugate and protein vaccine candidates, and we have other discovery-stage programs which leverage this platform.
•
Continue to build a robust intellectual property portfolio. We have developed and are continuing to develop a comprehensive intellectual property portfolio related to vaccine applications, including manufacturing, formulation and process applications as well as protection for our specific vaccine candidates. We have rights to a robust portfolio of patents and patent applications related to the XpressCF platform through our exclusive license from Sutro Biopharma. We currently have one issued U.S. patent, as well as patents issued in Japan and Mexico, and multiple pending patent applications in the United States and internationally that cover vaccine formulations, protein-antigen conjugates, methods of making conjugate vaccines with various protein-antigen conjugates and other processes related to vaccine production, enhancements of immunogenicity and methods of use.

Our Pipeline

We have utilized our cell-free protein synthesis platform to generate a pipeline of vaccine candidates that we believe, if approved, may offer important advantages over existing vaccines or for which there are no vaccines available today. The following table summarizes our current pipeline:

Preclinical
Phase 1
Phase 2
Phase 3
Approved
Lead Candidate
24-Valent PCV
VAX-24
Adults 18-64
Adults 65+
Infants
Next-Generation
31-Valent PCV
VAX-31
Adults & Infants
Novel Group A
Strep Vaccine
VAX-A1
Adults & Infants
Novel Therapeutic
Periodontitis Vaccine
VAX-PG
Adults
Novel Shigella Vaccine
VAX-GI
Adults and Infants

Global Vaccine Market (Excluding COVID-19 Vaccines)

The global vaccine market, excluding COVID-19 vaccines, was approximately $45 to $50 billion in 2022 and is expected to grow at an 10% CAGR to approximately $67 billion by 2026. The World Health Organization, or WHO, has reported that non-COVID vaccine revenues have grown at nearly twice the rate of therapeutic products over the last two decades. Conjugate vaccines, including PCVs, have historically represented the largest segment (approximately a third) of the global non-COVID vaccine market. The Prevnar franchise from Pfizer Inc., or Pfizer, comprised of Prevnar 13, or PCV13, and PCV20, was among the highest selling non-COVID vaccine products in the world in 2022, accounting for approximately 14% of global non-COVID vaccine sales.

The pediatric vaccine market is large and well-established in the United States and European Union and growing in emerging countries. The annual new birth cohort, which in the United States and Europe approached approximately 11 million in 2022, drives ongoing sales year after year. In the United States, once a new vaccine is approved by the FDA, the ACIP considers whether to recommend the use of the vaccine. New pediatric vaccines that receive a preferred recommendation from ACIP are nearly universally adopted by pediatricians and parents and are required by many schools, contributing to a national immunization rate for the diseases targeted by such vaccines of approximately 90%.

In addition, the adult vaccine market is currently undergoing rapid growth. Vaccination rates among adults have historically been lower and vary by disease, though strong initiatives are underway to increase awareness and utilization. Excluding the impact of the COVID-19 pandemic, studies estimate that 40,000 to 80,000 adults in the United States die annually of vaccine-preventable diseases, and hundreds of thousands more are hospitalized. In recent years, manufacturers have started developing more vaccines for the adult market, with Pfizer’s PCV13 and PCV20, Merck & Co., Inc.'s, or Merck, Vaxneuvance, or PCV15, and GSK plc's, or GSK, Shingrix each representing successful examples. The U.S. adult pneumococcal market generated annual sales of over $2 billion, and Shingrix, a vaccine for shingles (herpes zoster) debuted with over $1 billion in sales in 2018 as it replaced Merck’s incumbent vaccine, Zostavax, after receiving an ACIP preferred recommendation, and generated over $2.5 billion in sales in 2020.

The complex development and production processes of vaccines create a high barrier to entry and long product lifecycles. In recent history, four multinational companies—GSK, Merck, Pfizer and Sanofi have been responsible for developing and introducing most new vaccines to the world. As a result of the COVID-19 pandemic, there have been a number of new entrants into the vaccines market, including multinational companies such as Johnson & Johnson, and emerging biopharmaceutical companies.

Pneumococcal Disease

Pneumococcal disease is an infection caused by Streptococcus pneumoniae (pneumococcus) bacteria. It can result in IPD, including meningitis and bacteremia, and non-invasive pneumococcal disease, including pneumonia, otitis media and sinusitis. The global incidence of pneumococcal disease is driven by emerging serotypes not covered by currently available vaccines. In the United States, approximately 320,000 people get pneumococcal pneumonia each year, which is estimated to result in approximately 150,000 hospitalizations and 5,000 deaths. Pneumococci also cause over 50% of all cases of bacterial meningitis in the United States. Antibiotics are used to treat pneumococcal disease, but some strains of the bacteria have developed resistance to treatments. The morbidity and mortality due to pneumococcal disease are highly significant, particularly for young children and older adults, underscoring the need for a more broad-spectrum vaccine.

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

Pneumococcal Polysaccharide-Only Vaccines

PPSV23, manufactured and marketed by Merck is the only pneumococcal polysaccharide vaccine widely available. PPSV23 is indicated for the prevention of pneumococcal disease in adults and was first approved in the United States in 1977, at which time it contained 14 different strains of pneumococcal bacteria. In 1983, it was replaced by the current version containing 23 different strains. PPSV23 is routinely administered to adults to provide protection against bacteremia and generates sales of over $600 million per year.

Polysaccharide vaccines induce a B-cell response only and do not induce a T-cell dependent immune response. In the absence of immunological memory responses, the resulting antibody responses are transient and cannot be boosted. Without the ability to provide long-lasting durable immunity, polysaccharide vaccines are not effective in children below two years of age. In addition, the antibody responses primarily consist of immunoglobulin M, or IgM, antibodies that, due to their size, are restricted to blood and are unable to penetrate into lung tissue to protect against pneumonia. Therefore, polysaccharide vaccines such as PPSV23 are only thought to protect against blood-borne infections, such as bacteremia. Figure 1 below illustrates polysaccharide-induced T-cell independent antibody responses.

Figure 1.

Graphics adapted from Strugnell et al, Understanding Modern Vaccines, Vol 1, Issue 1, 61-88.

Polysaccharide vaccines also interfere with optimal use of PCVs, as they create a hyporesponsive immune effect. In particular, absent T-cell inducement, polysaccharide vaccines actually clear the memory B-cells that are formed following primary immunization with a PCV, thereby eliminating the ability to boost with subsequent vaccination. This historically has been a significant drawback of vaccination in older adults, which consisted of the administration of a limited spectrum PCV followed by the administration of a polysaccharide vaccine. Despite these shortcomings, PPSV23 historically has been widely used primarily to provide protection against circulating strains not contained in the currently available PCV. The current standard of care, which consists of the administration of either PCV20 alone or PCV15 followed by the administration of PPSV23, in adults, or PCV13 or PCV15 in infants, continues to include the alternative of a polysaccharide vaccine.

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

In the race to develop a broader-spectrum PCV than Prevnar, two vaccines were successfully developed: Synflorix, a 10-valent PCV from GSK, and PCV13, a 13-valent PCV from Wyeth (subsequently acquired by Pfizer). Based on its broader coverage of then-emerging strains, PCV13 was adopted as the standard of care in the United States and Europe. Synflorix continues to be used primarily in emerging countries.

PCV13 contains the seven serotypes originally included in Prevnar plus six more serotypes of S. pneumoniae (1, 3, 5, 6A, 7F and 19A) and was approved and launched in the United States in 2010. Each polysaccharide is conjugated to CRM197 to produce 13 individual conjugates, which are mixed into a final vaccine formulation and then adsorbed to alum. In 2010, PCV13 obtained FDA approval for the prevention of IPD in infants based on non-inferior IgG antibody responses relative to Prevnar, using the surrogate immune endpoints established by the prior Prevnar field efficacy study. While PCV13 failed to achieve non-inferiority on two of the common seven strains relative to Prevnar, it was granted approval across all 13 strains. Upon receipt of the ACIP preferred recommendation, PCV13 replaced Prevnar in the infant market as the standard of care. This also created a “catch-up” population for those children previously vaccinated with Prevnar to provide protection against the incremental serotypes covered by PCV13.

PCV13 has also received accelerated approval for the prevention of IPD and pneumonia in adults in the United States based on non-inferior OPA responses as compared to PPSV23. To fulfill a post-marketing commitment, a large-scale field efficacy study of adults in the Netherlands was completed in 2013, which showed protection against community-acquired pneumonia and concordance between OPA and protection from community-acquired pneumonia. Thus, OPA was established as a validated surrogate immune endpoint in adults to support future regulatory approvals. PCV13 subsequently received an ACIP preferred recommendation for adults 65 years and older, and the standard of care was amended to first vaccinate with PCV13, and then after a waiting period, PPSV23. This dual vaccine regimen provides some protection against the circulating strains over and above PCV13 but we believe creates coverage gaps and patient compliance and convenience challenges.

PCV13 quickly became the highest selling product in the global vaccine market. However, at the time of ACIP’s recommendation in 2014, it was determined that the recommendation would be revisited in four years to evaluate the impact of PCV13 on pneumococcal disease burden in older adults. In June 2019, the ACIP downgraded its recommendation of PCV13 for older adults, given the lack of disease caused by the incorporated strains, and instead began directing physicians and patients to decide whether to vaccinate on a case-by-case basis while still recommending universal vaccination with PPSV23 due to its broader coverage.

In an effort to develop even broader-spectrum PCVs than PCV13, two vaccines were successfully developed for the adult population: PCV20, a 20-valent PCV from Pfizer, and PCV15, a 15-valent PCV from Merck.

PCV20 contains the 13 serotypes included in PCV13 plus seven more serotypes of S. pneumoniae (8, 10A, 11A, 12F, 15B, 22F and 33F) and was granted regulatory approval and launched in the United States in 2021 for the prevention of IPD in adults based on non-inferior OPA responses relative to PCV13 without the need for a field efficacy study. While PCV20 failed to achieve non-inferiority on serotype 8 relative to PPSV23, it was still granted approval across all 20 strains.

PCV15 contains the 13 serotypes included in PCV13 plus two more serotypes of S. pneumoniae (22F and 33F) and was granted regulatory approval and launched in the United States in 2021 for the prevention of IPD in adults based on non-inferior OPA responses relative to PCV13 without the need for a field efficacy study.

In October 2021, the ACIP voted to recommend universal vaccination for the use of either PCV20 alone or PCV15 with PPSV23 for routine use in adults aged 65 years and older as well as for those between the ages of 19 and 64 years with certain underlying medical conditions or other risk factors. In October 2022, the ACIP voted to recommend a dose of PCV20 for adults aged 65 years and older at least five years after the last pneumococcal vaccine dose for those who haven't previously received PCV20.

PCV15 was granted regulatory approval and launched in the United States in June 2022 for the prevention of IPD in infants. Pfizer has a Prescription Drug User Fee Act, or PDUFA, goal date of April 2023 for PCV20 in infants.

Drawbacks for Current PCVs

Routine immunization with PCVs has been effective in dramatically lowering the incidence of IPD in both adults and children in the United States and other industrialized nations. However, due to a phenomenon called serotype replacement, strains that are not covered by existing vaccines are increasing in prevalence. As published in 2020, over 71% of IPD incidence in 2017 for both children and adults was caused by strains beyond the 13 strains covered by PCV13. Efforts to improve upon current standard of care vaccines center around expanding the valency of PCVs to address the strains driving residual pneumococcal disease. However, limitations due to conventional conjugation chemistry and carrier suppression have complicated those efforts, and notwithstanding the recent approvals of PCV20 and PCV15, there remains a significant need for broader-spectrum PCVs, as evidenced by the fact that despite PCV20’s broader coverage, the combination of PCV15 and PPSV23 remains universally recommended in adults, as an alternative to PCV20 alone, given its broader-spectrum coverage.

While vaccination with current PCVs has been effective in dramatically lowering the incidence of IPD in both adults and children in the United States and other industrialized nations, current PCVs suffer from the following drawbacks.

Serotype Replacement

Current PCVs do not address circulating strains causing the majority of pneumococcal disease. Since its introduction, there has been a decrease in the incidence of disease attributable to the serotypes covered by PCV13 but an increase in incidence attributable to the incremental 11 strains that now cause most residual disease. Such change is driven by the void created when serotypes are taken out of circulation after widespread vaccination, which is a phenomenon known as serotype replacement. As a result of such change, broader-spectrum PCVs are required to maintain protection against historically pathogenic strains while expanding coverage to address current circulating and emerging strains.

To date, the most comprehensive pneumococcal disease surveillance has been conducted by the CDC in the United States and by the National Institute of Health and Care Excellence, in the United Kingdom. As shown in Figure 3, IPD cases in adults in the United States initially declined after the introduction of PCV13 but have since plateaued. As published in 2020, non-covered serotypes were responsible for over 71% of IPD incidence in 2017 for both children and adults. The rate of serotype replacement has been more pronounced in the United Kingdom. Figure 4 shows the approximate IPD incidence rates in the United Kingdom caused by the incremental 11 strains over and above those in PCV13, which increased over the last three years of surveillance.

Figure 3.	Figure 4.
US IPD Incidence in Adults > 65[1]	UK IPD Incidence in Adults > 65[2]

1 US CDC Active Bacterial Core Surveillance Annual Reports	[2] Ladhani et al, Lancet Infectious Disease, 2018 Apr.; 18(4):441-45 inclusive of unpublished raw data

While these 11 strains are covered by PPSV23, that vaccine only protects against blood-borne infections and not pneumonia, leaving patients vulnerable to infection. Although PCV20 and PCV15 address more disease-causing strains than PCV13, we believe there remains a significant need for even broader-spectrum vaccines to address a greater number of currently circulating and emerging strains.

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

The result of carrier suppression is a decrease in the targeted immune response to the disease-specific polysaccharides, which intensifies with higher cumulative amounts of protein carrier. This phenomenon impedes the ability to expand coverage of current PCVs and has been shown consistently when broader-spectrum versions of conventional PCVs have been compared to lesser-valent versions. When PCV13 was compared to Prevnar (Pfizer’s first generation 7-valent PCV) in a well-controlled Phase 3 study in infants, the IgG antibody responses directed against the polysaccharides of interest for all seven of the common strains in each vaccine were lower for PCV13 (Figure 5). In 2020, Pfizer presented results of a well-controlled Phase 3 study in adults, aged 60 and over, where they compared PCV20 to PCV13. In that study, the OPA responses directed against the polysaccharides of interest for all thirteen of the common strains were lower for the 20-valent development candidate (Figure 6). In 2021, Pfizer presented results of a well-controlled Phase 2 in infants, where they compared PCV20 to PCV 13. In that study, the IgG Geometric Mean Concentrations, or GMCs, one month after the third dose were lower for all 13 of the common strains of the 20-valent development candidate (Figure 7).

Figure 5.	Figure 6.
Infant Immune Responses (IGG): Prevnar 7 vs PCV13[1]	Adult Immune Responses (OPA): PCV13 VS PCV20[2]

Figure 7.

PH 2 INFANT DATA IMMUNE TITERS
PREVNAR 13 VS PREVNAR 20[3]

IgG Titer 1 month post Dose 3 in infants
PCV13
PCV20
%difference
IgG GMCs (µg/ml)
% decrease PCV20/PCV13
0
1
2
3
4
0
10
20
30
40
50
40%
33%
31%
25%
24%
20%
18%
15%
13%
12%
11%
11%
10%
6B
3
23F
1
18C
9V
5
7F
19F
4
6A
14
19A

1 Yeh et al, Pediatrics. 126:e493 (2010).

2 PCV20 BLA Clinical Review Memorandum. STN: 125731/0 June 8, 2021.

3 Clintrials.gov NCT03512288 Phase 2 study (N=460), posted March 2, 2021.

Conventional Chemistry

The problem of carrier suppression is compounded by conventional conjugation chemistry used to make current PCVs, including PCV13, PCV20 and PCV15, which requires a higher amount of CRM197 protein carrier than polysaccharide antigen to complete the conjugation reaction, as well as long reaction times and harsh conditions that can damage the critical epitopes on the polysaccharide antigens. This results in a higher ratio of protein carrier to polysaccharide antigen in their monovalent conjugates (approximately 1.1 on average), as well as a much higher amount of cumulative protein carrier in the final formulation compared to the amount of any given polysaccharide antigen. For example, in the marketed PCV13 formulation, there are 34 micrograms of the protein carrier, CRM197, relative to 2.2 micrograms of each polysaccharide (except serotype 6B at 4.4 micrograms), and in the marketed PCV20 formulation, there are 51 micrograms of CRM197 relative to 2.2 micrograms of each polysaccharide (except serotype 6B at 4.4 micrograms). With substantially more protein carrier in the vaccine than polysaccharide antigen, the carrier suppression effect discussed above is exacerbated.

Our Solution

We are leveraging our cell-free protein synthesis platform to develop potentially superior conjugate vaccines for adult and pediatric indications. Our solution to the drawbacks with conventional conjugate vaccine techniques represents the first of three main applications of our platform.

Platform Application One: Creating Superior Conjugate Vaccines

Using our cell-free protein synthesis platform, we are developing superior, novel carrier-sparing PCVs designed to have broader-spectrum coverage in an effort to address current and future residual disease in ways that conventional technologies cannot. We are able to design our investigational PCVs using site-specific conjugation in an effort to ensure optimal exposure of targeted immunogenic T-cell epitopes on protein carriers. This enables us to create broader-spectrum conjugate vaccine candidates using carrier-sparing conjugates designed to minimize carrier suppression while maintaining protective immunogenicity.

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

Site-Specific Conjugation

Within a protein carrier, we can substitute non-native amino acids, or nnAAs, for native amino acids at specific sites. These inserted nnAAs serve as conjugation anchors that permit the attachment of antigens, including polysaccharides, at a specific site on a protein carrier to ensure optimal exposure of B-cell and/or T-cell epitopes to induce the desired immune response. This precise site-specific linkage is not possible using conventional conjugation chemistry with conventional carrier proteins and affords an advantage to our conjugate vaccine candidates. Figure 8 below depicts our method of inserting nnAAs into a protein carrier, where the DNA sequence has been modified to permit nnAA incorporation into the protein at pre-selected sites using a nnAA-RNA permitting transcription and translation of the protein in the ribosome to yield the protein carrier with nnAAs site-specifically incorporated, facilitating site-specific conjugation.

Figure 8.

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

The figures below illustrate the site-specific conjugation process. Figure 9 shows site-specific conjugation of the polysaccharide to the protein carrier, avoiding the T-cell epitopes. Figure 10 shows the inter-strand cross-linked matrix, which is the structure of each monovalent conjugate included in the final vaccine.

Figure 9.	Figure 10.
Precise, Site-Specific Conjugation Sites on Proprietary eCRM Protein Carrier	Final VAX-24 Conjugates in Customary Matrix Form

We believe consistent exposure of T-cell epitopes should translate to higher potency of the protein carrier on a weight-to-weight basis. To harness this potential potency advantage, we have elected to construct conjugates with a lower ratio of protein carrier to polysaccharide than conventional PCVs. We have observed in animal models that despite having approximately half as much protein on average in each monovalent conjugate, VAX-24 had comparable immunogenicity relative to PCV13 on a strain-by-strain basis. As a result, we believe we can incorporate more monovalent conjugates to create an even more broad-spectrum vaccine with less protein carrier per conjugate in order to minimize carrier suppression.

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

VAX-24

Our lead vaccine candidate, VAX-24, is designed to improve upon the standard of care by potentially covering an additional 10-28 percent of strains causing IPD in adults over the current standard-of-care PCVs. The 24 serotypes that comprise VAX-24 eclipse the coverage of all currently available conjugate and polysaccharide-only vaccines to prevent IPD. The 24 serotypes included in VAX-24 cover a significant portion of the IPD currently in circulation and are associated with high case-fatality rates, antibiotic resistance and meningitis. On October 24,

2022, we announced positive topline results from both the Phase 1 and Phase 2 portions of a clinical proof-of-concept study evaluating the safety, tolerability and immunogenicity of VAX-24 in healthy adults aged 18-64 .

VAX-24 includes 24 purified capsular polysaccharides of S. pneumoniae (1, 2, 3, 4, 5, 6A, 6B, 7F, 8, 9N, 9V, 10A, 11A, 12F, 14, 15B, 17F, 18C, 19A, 19F, 20, 22F, 23F and 33F), each of which is conjugated to eCRM to produce 24 monovalent conjugates. These conjugates are mixed into a final vaccine formulation and then adsorbed to alum.

As shown in Figure 11 below, there are critical differences between VAX-24 and other currently available PCVs relating to the protein carrier, particularly the use of site-specific conjugation and the milder reaction conditions. We achieve site-specific conjugation through the insertion of multiple nnAAs, which is not possible with the conventional chemistry used for making other PCVs. The click chemistry we use for site-specific conjugation may also minimize damage to the critical immunogenic epitopes on the protein carrier and the polysaccharides through milder and shorter reactions, while other PCVs use conventional chemistries that involve harsher and longer reaction conditions.

Figure 11.

Furthermore, VAX-24 nearly doubles the serotype spectrum of coverage of PCV13, yet contains a similar aggregate amount of protein carrier. We believe the resulting decreased carrier burden per conjugate of VAX-24 is critical for minimizing carrier suppression and producing broader-spectrum pneumococcal vaccines without sacrificing immunogenicity.

Where appropriate, we capitalize on the efficiencies of well-established clinical, manufacturing and regulatory precedents by leveraging conventional methods for the development of VAX-24. For example, our polysaccharide antigens are primarily made using conventional fermentation and purification techniques and activated through conventional methods. They are also labeled through conventional amination methods prior to being conjugated to eCRM. In addition, we use the same critical quality attribute assays for molecular weight and free polysaccharide that have served as the physicochemical measures of conjugates and also serve as predictors of their immunogenicity in vivo. We also use conventional IgG and OPA serological assays to gauge the immunogenicity of our conjugates, which have served as surrogate immunological endpoints in clinical studies that enabled the approval of PCV13, PCV20 and PCV15.

We leveraged the same animal models that were utilized in the development of approved PCVs. In particular, our preclinical studies utilized a recognized rabbit model that Pfizer used in its development of Prevnar, PCV13 and PCV20, that Merck used in its development of PCV15 and that GSK used in its development of Synflorix. We believe the demonstration of conjugate-like immune responses in rabbits that results in killing of bacteria via OPA and induction of IgG antibody responses are key development milestones and are critical readouts for the development of PCVs. In our preclinical studies, the rabbit model showed consistent immunological responsiveness across all strains for which we tested our conjugates and differentiated conjugated versus unconjugated polysaccharide responses (i.e., T-cell dependent versus T-cell independent responses). The rabbit model also provided evidence regarding VAX-24’s potential to generate a booster response.

We are pursuing what to date has been a well-characterized clinical development path for VAX-24, consistent with other PCV developers. We anticipate that we will be able to conduct smaller and shorter clinical trials that target immune endpoints (e.g., OPA and IgG responses) previously recognized by regulatory authorities. Pfizer applied this approach to the development of PCV13 and PCV20 and Merck applied it to the development of PCV15. Based on this standard to date, as a prerequisite for regulatory approval, we believe that any investigational PCV will have to be compared to the standard of care at the time a clinical trial is initiated. Currently, the standard of care is either PCV20 alone or PCV15 followed by PPSV23 in adults and PCV13 or PCV15 in infants.

Preclinical Data

To obtain preclinical proof of concept on our way to the clinic, we evaluated VAX-24 compared to the then standard of care, PCV13, and assessed the comparative immune responses of VAX-24 using the same rabbit model utilized by other PCV developers. We dosed rabbits in our preclinical studies with 0.11mcg, as measured by the amount of polysaccharide in each conjugate, for each of the 24 conjugates in VAX-24, as well as 0.11mcg for the thirteen conjugates in PCV13 (except serotype 6B at 0.22mcg) and compared both PCVs immunogenically to each other and to PPSV23, where each of the 23 polysaccharides were dosed at 1.1mcg. The doses are representative of body weight differences in humans versus rabbits and roughly correspond to the dose differential between PCVs and polysaccharide-only vaccines. In humans, PCV13 is dosed at 2.2mcg per conjugate (except serotype 6B at 4.4mcg) or approximately one-tenth the dose of PPSV23, where each polysaccharide is dosed at 25mcg. The species of rabbits used were approximately five percent of the average weight of humans in North America, thus 0.11mcg approximates to the 2.2mcg dose for PCVs and the 1.1mcg dose approximates to the 25mcg dose for PPSV23.

We completed multiple preclinical proof-of-concept studies of VAX-24 compared to PCV13 and PPSV23 in rabbits. The endpoints of the studies were to measure, on a serotype-specific basis, IgG antibody responses, the surrogate endpoint for pediatrics, and OPA responses, the surrogate endpoint for adults. Initial proof of concept was obtained with research-grade raw materials and conjugates made at Vaxcyte prior to initiating technology transfer to Lonza and production scale-up. For subsequent preclinical studies, conjugates were made at Vaxcyte at small-scale using optimized processes and procedures using Lonza-produced raw materials, including our proprietary eCRM carrier and all 24 polysaccharides that had already been tech transferred and scaled up. In anticipation of clinical evaluation and potential commercial launch, we further scaled our manufacturing, completing a technology transfer of the optimized processes and procedures for the production of each of the 24 conjugates in VAX-24. The conjugates were then produced at Lonza at an over fifteen-fold scale increase to the prior scale at Vaxcyte. At each stage, all 24 of the conjugates in VAX-24 met the critical quality attributes and the combination vaccine was administered in the rabbit model.

In each of our preclinical studies, VAX-24 showed comparable or superior OPA responses at 1/10th the dose of PPSV23 and comparable OPA responses to an equivalent dose of PCV13 on a serotype-by-serotype basis. Additionally, VAX-24 showed superior IgG antibody responses at 1/10th the dose of PPSV23 and comparable IgG responses to an equivalent dose of PCV13 on a serotype-by-serotype basis.

VAX-24 Clinical Development Plan

To accelerate our time to market, we are pursuing clinical development first in the United States for adults and then in the pediatric population. We achieved clinical proof of concept in October 2022 when we announced positive topline results from a Phase 1/2 study evaluating the safety, tolerability and immunogenicity of VAX-24 in healthy adults aged 18-64, and we continue to advance our adult clinical development program. For adults, the FDA has granted VAX-24 Fast Track and Breakthrough Therapy designations which are designed to facilitate the development and expedite the review of drugs, including vaccines, that treat or prevent serious conditions and fill an unmet medical need. For the pediatric population, we announced in late February 2023 the FDA cleared the VAX-24 IND application for the prevention of IPD in infants. We plan to initiate the infant Phase 2 study in the second quarter of 2023, with topline safety, tolerability and immunogenicity data following the primary three-dose immunization series expected by 2025. The study design will include a primary immunization series consisting of three doses followed by a subsequent booster dose.

Adult Indication

We are using OPA titers as the primary immunogenicity endpoint for the VAX-24 program in adults. OPA is believed to be the primary protective mechanism against pneumococcal disease. In addition, we are measuring IgG responses as a secondary endpoint, as such responses may serve as supportive evidence of immunogenicity for comparison. We currently believe that these endpoints, if met in a Phase 3 trial, will be sufficient to obtain regulatory approval of VAX-24 and do not anticipate the need for a clinical field efficacy trial. However, we have not yet obtained feedback from the FDA regarding our pivotal Phase 3 clinical development plans or the acceptability of our approach.

The FDA has previously approved pneumococcal vaccines upon the establishment of non-inferiority based on a head-to-head comparison using established surrogate immune endpoints in the target population. For adults, PCV13 was approved based on the establishment of non-inferiority of OPA responses relative to PPSV23, on a strain-by-strain basis, where non-inferiority was defined as greater than or equal to 0.50 of the lower limit of the two-sided 95% confidence interval of the OPA geometric mean titer ratio. PCV20 and PCV15 were approved based on the same non-inferiority criterion but compared with PCV13 and PPSV23.

Phase 1/2 Clinical Proof-of-Concept Study in Adults Aged 18 to 64

Our first-in-human study was a randomized, observer-blind, dose-finding, controlled Phase 1/2 clinical proof-of-concept study designed to evaluate the safety, tolerability and immunogenicity of VAX-24 in healthy adults. The Phase 1 portion of the study evaluated the safety and tolerability of a single injection of VAX-24 at three dose levels, 1.1mcg, 2.2mcg and 2.2mcg/4.4mcg, and compared to PCV20 in 64 healthy adults aged 18 to 49. Participants were randomized equally in four separate arms and were evaluated for safety 8 and 29 days after dosing. The Phase 2 portion evaluated the safety, tolerability and immunogenicity of a single injection of VAX-24 at the same three dose levels and compared to a single injection of PCV20 in 771 healthy adults 50 to 64 years of age. Participants were randomized equally in four separate arms and approximately 28 days after participants were dosed, samples were collected to assess immunogenicity. The immunogenicity objectives of the Phase 2 portion of the study included an assessment of the induction of antibody responses, using OPA and IgG, at each of the three VAX-24 doses and compared to PCV20, and for the additional four serotypes contained in VAX-24 (and PPSV23), but not in PCV20, the percentage of subjects that experienced a four-fold rise in antibody titers. Participants in the study are evaluated for safety through six months after vaccination.

Figure 12 is a schematic of the overall study design of our Phase 1/2 study:

Figure 12.

On October 24, 2022, we announced positive topline results from both the Phase 1 and Phase 2 portions of the study.

In this study, VAX-24 met the primary safety and tolerability objectives, demonstrating a safety profile similar to PCV20 for all doses studied. Frequently reported local and systemic reactions were generally mild-to-moderate, resolving within several days of vaccination, with no difference observed across the cohorts. No serious adverse events or new onset chronic illnesses were considered to be related to study vaccines.

Figure 13.

In this study, VAX-24 demonstrated robust OPA and IgG immune responses for all 24 serotypes at all doses studied (1.1mcg, 2.2mcg, 2.2mcg/4.4mcg). At the conventional 2.2mcg dose, which we intend to move forward into a Phase 3 program, VAX-24 met or exceeded the established regulatory immunogenicity standards for all 24 serotypes. At this dose, VAX-24 met the standard OPA response non-inferiority criteria for all 20 serotypes common with PCV20, of which 16 serotypes (3, 4, 6B, 7F, 8, 9V, 10A, 11A, 12F, 14, 15B, 18C, 19A, 19F, 23F and 33F) achieved higher immune responses and four serotypes (9V, 18C, 19F and 33F) reached statistical significance. Additionally, at all three doses, VAX-24 met the standard superiority criteria for all four serotypes (2, 9N, 17F and 20B) unique to VAX-24. VAX-24 has the potential to cover an additional 10-28 percent of strains causing IPD in adults over the current standard-of-care PCVs.

Figure 14.

Figure 15.

Based on the results of this study, the FDA granted Breakthrough Therapy designation for VAX-24 in adults. The FDA’s Breakthrough Therapy process is designed to expedite the development and review of drugs that are intended to treat a serious or life-threatening condition. The designation is based upon preliminary clinical evidence indicating that the drug or vaccine may demonstrate substantial improvement over available therapies on one or more clinically significant endpoints. With Breakthrough Therapy designation, we will have access to all of the elements of the FDA’s Fast Track program, as well as the ability to receive guidance and support from the FDA on an efficient drug development program and an organizational commitment from senior managers within the FDA.

Phase 2 Clinical Study in Adults 65 and Older

To add to the body of data in adults, we are conducting a separate Phase 2 study for which we have completed enrollment. This study is a randomized, observer-blind, dose-finding, controlled Phase 2 study designed to evaluate the safety, tolerability and immunogenicity of a single injection of VAX-24 at the same three dose levels evaluated in the Phase 1/2 study, 1.1mcg, 2.2mcg and 2.2mcg/4.4mcg, in approximately 200 healthy adults aged 65 and older. Participants were randomized equally in four separate arms and approximately 28 days after participants were dosed, samples were collected to assess immunogenicity. The immunogenicity objectives of the study include an assessment of the induction of antibody responses, using OPA and IgG, at each of the three VAX-24 doses and compared to PCV20, and for the additional four serotypes contained in VAX-24 (and PPSV23), but not in PCV20, the percentage of subjects that experience a four-fold rise in antibody titers. This study was designed to inform the powering of a Phase 3 study and was not powered to demonstrate non-inferiority. We anticipate announcing topline safety, tolerability and immunogenicity results from this study in the second quarter of 2023. Participants in the study also are evaluated for safety through six months after vaccination.

Figure 16.

Adult Program Next Steps

We anticipate final results with the six-month safety data from both Phase 2 adult studies in the first half of 2023 and to hold regulatory interactions with the FDA to inform the Phase 3 program in the second half of 2023. The purposes of the VAX-24 Phase 3 program in the adult population will be to demonstrate non-inferiority to PCV20 for immunogenicity, generate a sufficient safety database in adults and establish consistency of manufacturing through a lot-to-lot consistency study. The Phase 3 non-inferiority results would then be used to seek approval of VAX-24 in the adult population. This approach is similar to the approaches utilized by Pfizer to develop PCV20 and Merck to develop PCV15, where the immunogenicity of the investigational PCVs was compared to PCV13, which was the standard of care at that time. We expect topline safety, tolerability and immunogenicity data from the Phase 3 non-inferiority study of VAX-24 in adults in 2025.

Based on Pfizer’s experience with PCV13, we believe that VAX-24, if approved, would have the potential to serve as a “catch-up” or booster for those who have previously received PPSV23 or a lower-valent PCV. We believe a study exploring serial vaccination with PCV20 and/or PPSV23 followed by VAX-24 at different intervals could generate valuable data supporting a recommendation for VAX-24 vaccination in previously vaccinated adults.

Pediatric Indication

We are also developing VAX-24 as a pediatric vaccine. In August 2022, we announced successful completion of a pre-IND meeting with the FDA regarding our pediatric clinical program for VAX-24. We received positive written feedback from the FDA supporting the initiation of a pediatric study that proceeds directly into infants contingent on satisfactory topline safety, tolerability and immunogenicity results from the VAX-24 Phase 1/2 clinical proof-of-concept study in adults 18 to 64 years of age, which we have since demonstrated. This approach provides us with an accelerated clinical path to deliver a potentially best-in-class PCV, VAX-24, to the pediatric population, which represents the largest portion of the pneumococcal vaccine market in the United States. We announced in late February 2023 the FDA cleared the VAX-24 IND application for the prevention of IPD in infants. We plan to initiate the infant Phase 2 study in the second quarter of 2023.

The Phase 2, randomized, observer-blind, dose-finding two-stage clinical study will evaluate the safety, tolerability and immunogenicity of VAX-24 at three dose levels (low dose/1.1mcg, middle dose/2.2mcg, mixed dose/2.2mcg or 4.4mcg) and compared to PCV15 in healthy infants. The Stage 1 portion of the study will evaluate the safety and tolerability of a single injection of VAX-24 at three dose levels compared to PCV15 in approximately 48 infants in a dose-escalation approach. The Stage 2 portion will evaluate the safety, tolerability and immunogenicity of VAX-24 at three dose levels and compared to PCV15 in approximately 750 infants. In line with recommendations from the ACIP, the study design includes a primary immunization series consisting of three doses given at two months, four months and six months of age, followed by a subsequent booster dose at 12-15 months of age. The key prespecified immunogenicity study endpoints include an assessment of immune responses for all three VAX-24 doses and compared to PCV15 on the shared serotypes measured at 30 days post-dose three, or PD3, and post-dose four, or PD4. Immune responses will be assessed based on anti-pneumococcal polysaccharide serotype-specific IgG responses (proportion of participants achieving the accepted IgG threshold value of ≥0.35mcg/ml) at 30 days PD3 and IgG geometric mean titer ratios at 30 days PD4. All participants in the study will be evaluated for safety through six months following the booster dose. We expect topline safety, tolerability and immunogenicity data following the primary three-dose immunization series expected by 2025.

Figure 17.

If dose-finding is performed in infants, the data would inform on the dose levels for each of the conjugates in the final VAX-24 infant formulation. Consistent with the approval processes for PCV13 and PCV15 in infants, we do not anticipate that a clinical field efficacy trial will be required for VAX-24 in the pediatric population. We expect the clinical development of VAX-24 to follow the same approach utilized for PCV13 and PCV15, where vaccine effectiveness against IPD was inferred from immunologic correlates. In contrast to the adult population, VAX-24 approval in the pediatric population is expected to be based on a non-inferiority comparisons of IgG responses to PCV15, the current standard of care in infants. However, we have not yet obtained feedback from the FDA regarding our clinical development plans or the acceptability of our approach.

If our Phase 2 trials are completed successfully, we expect to conduct pivotal Phase 3 trials in the pediatric population that focus on evaluating non-inferiority to PCV15 for immunogenicity and seroconversion or antibody concentration threshold; assessing U.S. routine vaccination responses following concomitant administration with VAX-24; and generating a sufficient safety database in infants. The Phase 3 non-inferiority results would then be used to seek approval of VAX-24 in the pediatric population. This approach is similar to the approach utilized to develop PCV13, where the immunogenicity of PCV13 was compared to the original 7-valent Prevnar product, which was the standard of care at the time, as well as PCV15 which was compared to PCV13.

VAX-31 (formerly VAX-XP)

VAX-31 is a franchise extension of VAX-24 that, if approved, would expand strain coverage to 31 strains and demonstrate the scalable and modular nature of conjugate vaccines we can develop. VAX-31 includes all of the strains contained in VAX-24 plus incremental strains that were selected based on the epidemiological evidence demonstrating their role in circulating IPD and is designed to protect against these emerging strains and to help address antibiotic resistance. The serotypes in VAX-31 cover approximately 95% of the circulating IPD in the United States adult population.

We have completed multiple preclinical proof-of-concept studies for VAX-31 in rabbit models compared to PCV13, as well as more than 30 polysaccharides adsorbed onto alum. IgG responses in rabbits were superior to polysaccharide alone plus alum and comparable with PCV13 in the common 13 strains. We completed the process of transferring and scaling the conjugation processes at Lonza for each of the incremental conjugates contained in VAX-31 over and above those contained in VAX-24. The data shown below in Figure 18 was generated using those conjugates produced at larger scale at Lonza and confirm that the eCRM and polysaccharide raw materials and the conjugation processes for each of the conjugates in VAX-31 demonstrate immunogenicity comparable to PCV13 and superior to polysaccharide alone, consistent with prior lots of VAX-31.

Figure 18.

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

Group A Strep Disease Background and Market Opportunity

Streptococcus pyogenes (S. pyogenes or Group A Strep) bacteria cause a wide spectrum of both acute and chronic clinical conditions that lead to considerable disease burden globally. Group A Strep results in 700 million cases of illness each year and is one of the leading infectious disease-related causes of death and disability worldwide. An estimated 500,000 deaths globally result from Group A Strep, which is in line with the impact seen from the Measles, Rotavirus and Pertussis. The annual mortality and loss of productivity costs in the United States attributable to Invasive Group A Strep disease and related acute respiratory infections exceed $6 billion, excluding the impact of significant antibiotic use on individuals and contribution to antimicrobial resistance. Among older adults (≥ 65 years) in the United States, rates of invasive disease and deaths caused by Group A Strep have more than doubled over the last decade. Some of the most serious consequences of Group A Strep include flesh eating disease (necrotizing fasciitis) and invasive diseases such as sepsis and rheumatic heart disease (RHD). Approximately 40 million people are currently affected by RHD worldwide. Importantly, the majority of Group A Strep infections lead to pharyngitis, commonly known as strep throat, which is highly prevalent in school-age children. In the United States, an estimated 17% of outpatient antibiotic prescriptions dispensed to children aged 3 to 9 years are for the treatment of suspected Group A Strep infections. Studies have indicated that antibiotic resistance to Group A Strep has significantly increased over the past decade, leading the CDC to categorize Group A Strep as a concerning threat. Additionally, the development of vaccines against Group A Strep has become a priority for the WHO amid recognition of the rising disease incidence globally, as well as the need to combat avoidable antibiotic consumption.

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

Our initial preclinical proof-of-concept study was published in the journal Infectious Microbes & Diseases in December 2020. In the study, a novel protein and polysaccharide conjugate of the Group A Strep polysaccharide was constructed for inclusion in a universal subunit vaccine against infections by the pathogen. The VAX-A1 vaccine candidate, based on SpyAD-conjugated to a modified polyrhamnose backbone (lacking N-acetyl glucosamine) and including SLO and C5a peptidase, demonstrated protection from subcutaneous and systemic challenge in mice, antibody binding and opsonophagocytic killing for multiple Group A Strep M Protein Gene, or emm, types and no evidence of cross-reactivity to human heart and brain tissue antigens (Figure 19), which is a key leading indicator of vaccine safety. The study was carried out in collaboration with researchers at the Division of Host-Microbe Systems and Therapeutics, Department of Pediatrics, University of California School of Medicine and the Skaggs School of Pharmacy and Pharmaceutical Sciences at the University of California, San Diego.

Figure 19.

Our VAX-A1 vaccine development program currently is funded in part by a grant obtained from CARB-X, a global non-profit partnership dedicated to accelerating antibacterial innovation to tackle the rising global threat of drug-resistant bacteria. The award committed initial funding of up to $1.6 million. In July 2020, the initial funding amount was amended from $1.6 million to $2.7 million and, if options to extend are exercised by CARB-X, up to $15.1 million in total funding available upon achievement of development milestones through Phase 1 human clinical trials. In April 2021, we received approval for the next phase of CARB-X development and executed the cost-reimbursement sub-award agreement with the Trustees of Boston University in August 2021. Pursuant to the agreement, the award committed additional funding of $3.2 million for IND-enabling activities and total potential funding of up to $29.7 million (including $6.6 million awarded funding to date) upon the achievement of future VAX-A1 development milestones. In January 2022, CARB-X revised the parameters for the contribution of CARB-X funding and implemented maximum funding levels for all grant recipients. As a result, our total funding available upon achievement of development milestones through Phase 1 human clinical trials was revised from $29.7 million to $14.6 million.

We nominated the final vaccine candidate for our VAX-A1 program in the first quarter of 2021 and initiated IND-enabling activities in the second half of 2021. We continue to advance the development of VAX-A1 and we intend to provide further information about the anticipated timing of an IND application as the program progresses. Upon completion of the preclinical development program and IND-enabling activities for VAX-A1, we intend to conduct a multi-center, randomized, placebo-controlled Phase 1/2 study in adults. The primary objectives of the initial clinical trial will be to evaluate safety and tolerability. Secondary exploratory endpoints will be to measure IgG immune response to the vaccine antigens and to evaluate the ability of the antibodies produced in response to vaccination to inhibit and prevent infections caused by Group A Strep.

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

Periodontitis is a highly prevalent disease impacting > 40% of US adults above the age of 30, and with similar rates globally. Periodontal disease caused an estimated loss of $330.6 billion in the United States and Europe in 2018, with the direct costs alone exceeding $6 billion. The indirect costs are multiples of the direct costs as a result of high rates of edentulism (loss of teeth) and increased risk of many other diseases mentioned above.

VAX-PG

We are developing a novel protein vaccine candidate, VAX-PG, targeting P. gingivalis that incorporates protein antigens that we believe are uniquely enabled with our technology. Our initial goal is to develop a therapeutic vaccine to slow or stop disease progression; however, the results from clinical trials may inform the potential adoption of prophylactic immunization.

VAX-PG, which includes cell-free produced P. gingivalis virulence factors, including gingipains, were tested in a preclinical model that mimics periodontal disease. The results, which we believe generally demonstrate preclinical proof of concept for a periodontitis protein vaccine, were published in the Journal of Clinical Periodontology in February 2019. The vaccine elicited protein-specific IgG response following immunization and protected mice from P. gingivalis-elicited oral bone loss. Shown in Figure 20 is the objective bone loss of VAX-PG with alum, Monophospholipid A, or no adjuvant. Immunization with all formulations of VAX-PG provided significant protection against oral bone loss compared to the no vaccine oral challenged control group (p<0.01, ANOVA with Dunns multiple comparisons).

Figure 20.

ABC = alveolar bone crest

CEJ = cement-enamel junction

Shown below in Figure 21 are pictures of representative mouse jaws from the experiment. As can be seen, the vaccinated mice had considerably less bone loss than the unvaccinated and challenged control animals.

Figure 21.

We nominated a final vaccine candidate for our VAX-PG program in the fourth quarter of 2022. Upon completion of the preclinical development program and IND-enabling activities for VAX-PG, we intend to conduct a multi-center, randomized, placebo-controlled Phase 1/2 study in adults with mild to moderate chronic periodontal disease. The primary objectives of the initial clinical trial will be to evaluate safety and tolerability. Secondary exploratory endpoints will be to measure IgG immune response to the vaccine antigens and to evaluate the ability of the antibodies produced in response to vaccination to inhibit the formation of the poly-microbial biofilm, which is characteristic of periodontal disease.

VAX-GI

We announced that we have added VAX-GI, designed to prevent Shigellosis, to our pipeline. Shigella is a bacterial illness that causes dysentery with symptoms including bloody diarrhea, fever, and stomach cramps. Currently there are no prophylactics and treatment is primarily oral rehydration therapy, with antibiotics (mainly ciprofloxacin and azithromycin) used to shorten the duration of infection. However, the growing incidence of antibiotic resistance has complicated this approach with an increasing rate of extensively drug resistant (XDR). Shigella affects an estimated 188 million people worldwide each year and results in approximately 164,000 deaths annually, mostly among children under five years of age in low- and middle-income settings. Further, in young children Shigella can cause to malnutrition and induce or exacerbate stunting, leading to a long-term impact on both physical and cognitive development. This has resulted in the WHO including Shigella vaccine development as a priority goal.

Manufacturing and Supply

We have designed and developed a proprietary, scalable and portable manufacturing process for VAX-24 and VAX-31 that we believe can scale to address clinical and commercial vaccine supply needed to serve both adult and pediatric populations.

VAX-24 and VAX-31 Process

The manufacturing process for our VAX-24 and VAX-31 vaccine candidates consists of four key components: (i) our proprietary eCRM protein carrier; (ii) the 24 or 31 pneumococcal polysaccharides; (iii) the 24 or 31 conjugate drug substances and (iv) the mixture of these 24 or 31 drug substances into the final drug product.

eCRM

Our proprietary eCRM protein carrier is produced using our cell-free protein synthesis platform, which is exclusively licensed from Sutro Biopharma for the Vaccine Field (as defined in the Sutro Biopharma License Agreement (as defined below)). eCRM, contains multiple copies of non-native para azido-methyl-phenylalanine, or pAMF, amino acid. The pAMF amino acids have a specific structure that enables eCRM to participate in the site-specific click chemistry conjugation reaction with activated pneumococcal polysaccharides.

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

Pneumococcal Polysaccharides

Each of the 24 or 31 pneumococcal polysaccharides is individually isolated from S. pneumoniae bacterial strains. Each individual S. pneumoniae strain is cultured in a bioreactor using an improved single standardized fed-batch bioreactor process and a single standardized downstream purification process. Overall, this standardized upstream and downstream process is simple and streamlined, thereby reducing manufacturing cost of goods and providing an efficient path of progression for the program from process characterization and validation through to commercialization, if our vaccine candidates are approved.

Conjugate Drug Substances

Each of the 24 or 31 conjugate drug substances is manufactured individually, as monovalent conjugates, by conjugating each of the 24 or 31 activated pneumococcal polysaccharide strains, one at a time, to the eCRM carrier protein.

Click chemistry provides for a conjugation reaction that is quick, consistent and high-yielding, and which we optimized to be largely standardized across the various polysaccharides. Through statistical design of experiment, or DoE, studies, we have gained a significant understanding of which variables to adjust to maximize product quality and, accordingly, immunogenicity in rabbit models.

Drug Product

All 24 or 31 conjugate drug substances are mixed, formulated with appropriate excipients and adsorbed onto alum. Clinical doses are filled in vials and stored refrigerated.

Key Achievements and Status

For VAX-24, we have completed the manufacturing, testing and release of all 24 drug substance conjugates and the final drug product for the Phase 1/2 and Phase 2 studies in adults and the Phase 2 study in infants. We are now progressing to Phase 3 clinical manufacturing and commercial supply activities.

For VAX-31, we have completed the manufacturing, testing and release of all 31 drug substance conjugates for the Phase 1/2 and Phase 2 studies in adults, and must complete the manufacturing, testing and release of the final drug product prior to initiation of these studies and contingent on the submission and acceptance of an IND filing.

We currently do not own or operate any manufacturing facilities, but our strategic partnerships with Lonza and other contract manufacturing organizations, or CMOs, provide us with access to substantial resources to facilitate an independent supply path to the market. We have entered into agreements with Lonza, a leading global contract manufacturer with deep domain expertise and experience in large and small-scale production of clinical, as well as commercial-stage products, to secure capacity, technical expertise and resources to support the production of eCRM, polysaccharides and drug substance for our VAX-24 Phase 3 program and VAX-31 Phase 1/2 and Phase 2 studies in adults. We believe we can satisfy the expected initial eCRM, polysaccharide and drug substance supply requirements following a potential launch of VAX-24 in adults using the existing facilities at Lonza; however, we would need to secure additional capacity at a new facility or facilities to satisfy the expected eCRM, polysaccharide and drug substance production requirements to support expected increased commercial quantities upon the potential approval and launch of VAX-24 in infants and to expand into other markets outside of the United States. We have relationships with other leading CMOs for the production of the final drug product for VAX-24 and VAX-31, for the extract and lysates that we use to manufacture eCRM and for certain raw materials. We have an agreement with Sutro Biopharma pursuant to which Sutro Biopharma supplies us with extract and custom reagents for use in manufacturing preclinical and certain clinical supply of vaccine compositions. In December 2019, we exercised our right to require Sutro Biopharma to establish a second supplier for extract and custom reagents to support future clinical and commercial needs. In December 2022, we entered into a separate agreement with Sutro Biopharma pursuant to which we enhanced our rights with the second supplier of extract and acquired an option to access expanded rights to develop and manufacture extract, among other rights.

Lonza Agreements

In October 2016, we entered into a non-exclusive development and manufacturing services agreement, as amended, with Lonza, or the 2016 Lonza DMSA, pursuant to which Lonza is obligated to perform manufacturing process development and the manufacture of components for VAX-24, including the polysaccharide antigens, our proprietary eCRM protein carrier and conjugated drug substances.

In June 2018, we entered into a letter agreement with Lonza, or the Lonza Letter Agreement, pursuant to which we agreed to certain terms for potential future payments in shares of our common stock as partial satisfaction of future obligations to Lonza. The Lonza Letter Agreement states that the initial pre-IND cash payments under the 2016 Lonza DMSA would be subject to a specified dollar cap, or the Initial Cash Cap. After the Initial Cash Cap has been reached, we would have the option to make any further pre-IND payments owed to Lonza in cash, in shares of our common stock at then market prevailing prices, or a combination of both, at our election. In April 2021, we reached the Initial Cash Cap and notified Lonza that we would be exercising our option to issue approximately $10.0 million in shares of our common stock as payment for a portion of pre-IND payments due April 30, 2021. In June 2021, we issued 399,680 shares of our common stock to Lonza at a price of $25.02 per share to pay for $10.0 million of the pre-IND payments due April 30, 2021.

In October 2018, we entered into a second non-exclusive development and manufacturing services agreement with Lonza, or the 2018 Lonza DMSA, pursuant to which Lonza is obligated to perform services including manufacturing process development and the manufacture and supply of VAX-24 finished drug product.

In April 2022, we entered into a third non-exclusive development and manufacturing services agreement with Lonza, as amended, or the 2022 Lonza DMSA, effective as of March 22, 2022. Pursuant to the 2022 Lonza DMSA, Lonza will perform manufacturing process development and clinical manufacture and supply of our proprietary PCV.

Under each of the 2016 Lonza DMSA, 2018 Lonza DMSA and 2022 Lonza DMSA, collectively the Lonza Agreements, we will pay Lonza agreed-upon fees for its performance of development and manufacturing services and pass through expenses incurred by Lonza for raw materials, as well as customary procurement and handling fees. Under each Lonza Agreement, we will own all right, title and interest in and to any and all New Customer Intellectual Property (as defined in each Lonza Agreement), and Lonza shall own all right, title and interest in New General Application Intellectual Property (as defined in each Lonza Agreement). Subject to the terms and conditions set forth in the Lonza Agreements, Lonza granted us a non-exclusive, world-wide, fully paid-up, irrevocable, transferable license, including the right to grant sublicenses, under the New General Application Intellectual Property (as defined in each Lonza Agreement), to research, develop, make, have made, use, sell and import the Product (as defined in each Lonza Agreement) manufactured under each Lonza Agreement.

Unless earlier terminated, each Lonza Agreement will remain in place for a period of five years and includes customary conditions for termination prior to that period. The 2016 Lonza DMSA has been amended to extend its term until March 31, 2023.

Sutro Biopharma Agreements

Sutro Biopharma is a clinical stage, publicly traded drug discovery, development and manufacturing company using precise protein engineering and rational design (enabled by Sutro Biopharma’s proprietary XpressCF platform technology) to advance next-generation oncology therapeutics. Following our corporate formation, we acquired an exclusive license to Sutro Biopharma’s proprietary cell-free protein synthesis platform, XpressCF, for the discovery, development and sale of vaccines for the treatment or prevention of infectious diseases, excluding cancer vaccines. Under a related supply agreement with Sutro Biopharma, we have an exclusive relationship in our field to buy extract and certain custom reagents for use in manufacturing the vaccine compositions covered by the exclusive license, which we use to produce our protein carriers and certain of our antigens. Under a separate agreement with Sutro Biopharma, we enhanced our rights with respect to access to a second supplier of extract and acquired an option to access expanded rights to develop and manufacture extract, among other rights.

Amended and Restated License Agreement with Sutro Biopharma

We are party to a license agreement with Sutro Biopharma, or the Sutro Biopharma License Agreement, on August 1, 2014. The Sutro Biopharma License Agreement was amended on October 12, 2015 and again on May 9, 2018 and May 29, 2018. Under the Sutro Biopharma License Agreement, we received an exclusive, worldwide, royalty-bearing, sublicensable license under Sutro Biopharma’s patents and know-how relating to cell-free expression of proteins to (i) research, develop, use, sell, offer for sale, export, import and otherwise exploit specified vaccine compositions, such rights being sublicensable, for the treatment or prophylaxis of infectious diseases, excluding cancer vaccines, and (ii) manufacture, or have manufactured by an approved contract manufacturing organization, such vaccine compositions from extracts supplied by Sutro Biopharma pursuant to the Sutro Biopharma Supply Agreement (as described below). We are obligated to use commercially reasonable efforts to develop, obtain regulatory approval for and commercialize the vaccine compositions. In consideration of the rights granted under the Sutro Biopharma License Agreement, we are obligated to pay Sutro Biopharma a 4% royalty on worldwide aggregate annual net sales of our vaccine products for human health and a 2% royalty on such net sales of vaccine products for animal health. Such royalty rates are subject to specified reductions, including standard reductions for third-party payments and for expiration of relevant patent claims. We are also obligated to pay Sutro Biopharma any royalties due to Stanford University (the upstream licensor of Sutro Biopharma), to the extent the royalties payable by Sutro Biopharma to Stanford University are greater than the royalties payable by us to Sutro

Biopharma. Royalties are payable on a vaccine composition-by-vaccine composition and country-by-country basis until the later of expiration of the last valid claim in the licensed patents covering such vaccine composition in such country and ten years after the first commercial sale of such vaccine composition. The latest expiration date of a licensed Sutro Biopharma patent application, if issued, would be 2036, subject to any adjustment or extension of patent term that may be available in a particular country. In addition, we are obligated to pay Sutro Biopharma a percentage of net sublicensing revenue received in the low teen percentages. In addition, in the event we sublicense our non-manufacturing rights under the Sutro Biopharma License Agreement before a specified date, we are obligated to pay Sutro Biopharma a percentage, in the low double-digits, of the sublicensing revenue we receive under such agreement.

The Sutro Biopharma License Agreement will remain in effect until terminated. The agreement may be terminated by either party for the other party’s material breach uncured within 60 days’ notice, by us at will with 60 days’ notice, or by Sutro Biopharma if we challenge Sutro Biopharma’s patents or if we undergo a change of control with a specified competitor of Sutro Biopharma.

Supply Agreement with Sutro Biopharma

In May 2018, we entered into a supply agreement, or the Sutro Biopharma Supply Agreement, with Sutro Biopharma pursuant to which we purchase from Sutro Biopharma extract and custom reagents for use in manufacturing non-clinical and certain clinical supply of vaccine compositions utilizing the technology licensed under the Sutro Biopharma License at prices not to exceed a specified percentage above Sutro Biopharma’s fully burdened manufacturing cost. If any extracts or custom reagents do not meet the specifications and warranties provided, then we will not have an obligation to pay for the non-conforming product, and Sutro Biopharma will be obligated to replace the non-conforming product within the shortest possible time with conforming product at our cost. The term of the Sutro Biopharma Supply Agreement is from execution until the later of July 31, 2022 and the date the parties enter into and commence activities under the supply agreement unless extended through a subsequent supply agreement for the supply of extract and custom reagents for vaccine compositions for Phase 3 and commercial uses as contemplated in the Sutro Biopharma Supply Agreement.

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

Option Agreement with Sutro Biopharma

In December 2022, we entered into an option grant agreement with Sutro Biopharma, or the Option Agreement. Pursuant to the Option Agreement, we acquired from Sutro Biopharma (i) authorization to enter into an agreement with an independent alternate CMO to directly source Sutro Biopharma’s cell-free extract, allowing us to have direct oversight over financial and operational aspects of the relationship with the CMO; and (ii) a right, but not an obligation, to obtain certain exclusive rights to internally manufacture and/or source extract from certain CMOs and the right to independently develop and make improvements to extract (including the right to make improvements to the extract manufacturing process as well as cell lines) for use in connection with the exploitation of certain vaccine compositions, or the Option. We and Sutro Biopharma have agreed to negotiate the terms and conditions of a form definitive agreement to be entered into in the event we exercise the Option, which shall include the terms and conditions set forth in an executed term sheet between us, or the Term Sheet, and such terms that are necessary to give effect to each of the terms and conditions set forth in the Term Sheet, or the Form Definitive Agreement. The Option period is five years from the date of the Option Agreement, subject to potential acceleration in the event we undergo a change of control.

As consideration for the Option and other rights and authorizations granted to us under the Option Agreement, we agreed to pay Sutro Biopharma upfront consideration of $22.5 million, consisting of (i) $10.0 million in cash and $7.5 million worth of shares of our common stock (the number of shares to be calculated based on the arithmetic average of the daily volume weighted average price of our common stock as traded on Nasdaq in the three consecutive trading days immediately prior to the issuance thereof), and (ii) $5.0 million payable within five business days after we and Sutro Biopharma mutually agree in writing upon the Form Definitive Agreement. The 167,780 shares of common stock issued was recorded at fair value of $8.0 million on the date of settlement, December 22, 2022. In the event that we elect to exercise the Option, we would pay Sutro Biopharma an aggregate Option exercise price of $75.0 million in cash in two installments and, upon the occurrence of certain regulatory milestones, certain additional milestone payments totaling up to $60.0 million in cash. In the event that we undergo a change of control, certain rights and payments may be accelerated.

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

Competition

In recent history, the global vaccine market has been highly concentrated among a small number of multinational pharmaceutical companies. Pfizer, Merck, GSK and Sanofi have been responsible for developing and introducing most new vaccines to the world. As a result of the COVID-19 pandemic, there have been a number of new entrants to the vaccines market, including multinational companies such as Johnson & Johnson, and emerging biopharmaceutical companies. Other pharmaceutical and biotechnology companies, academic institutions, governmental agencies and public and private research institutions are also working towards new solutions given the continuing global unmet medical need.

Within the current pneumococcal vaccine market, Pfizer, Merck and GSK have historically dominated, with Pfizer’s PCV13 and PCV20, Merck’s PPSV23 and PCV15 and GSK’s Synflorix totaling a combined $7.4 billion in global pneumococcal vaccine sales in 2022 (approximately 85%, 10% and 5%, of such sales for these three products, respectively). While PCV13 covers fewer pneumococcal strains than PPSV23, it delivers a T-cell dependent immune response leading to a stronger and more durable immune response than PPSV23.

Existing vaccine makers, as well as new entrants, are competing to develop the next generation of pneumococcal vaccines. For use in adults, Pfizer's PCV20 was approved by the FDA in June 2021 and Merck's PCV15 was approved in July 2021. As a result of these approvals, the current standard of care in adults consists of the administration of either PCV20 alone or PCV15 followed by the administration of PPSV23. For use in infants, Merck’s PCV15 was approved by the FDA in June 2022. Based on this approval, the current standard of care in infants is PCV13 or PCV15. Pfizer has a PDUFA goal date of April 2023 for PCV20 in infants.

In August 2022, Pfizer announced topline results from its U.S. Phase 3 study in infants evaluating PCV20 for the prevention of IPD, and in January 2023, the FDA accepted for priority review a supplemental Biologics License Application for PCV20 for the prevention of IPD in infants and children. Merck announced in April 2022 that V116, the company’s investigational 21-valent PCV for adults, received Breakthrough Therapy designation from the FDA, and later announced that it enrolled the first patient in their Phase 3 clinical trial. In June 2022, Merck presented positive results from its Phase 1/2 study evaluating V116 in pneumococcal vaccine-naïve adults 18-49 years of age (Phase 1) and 50 years of age and older (Phase 2). Also in June 2022, Merck announced that the CDC's ACIP unanimously voted to provisionally recommend use of Merck's PCV15 as an option for pneumococcal vaccination in infants and children and in September 2022, Merck announced it received a positive CHMP Opinion for PCV15 in infants and children. Sanofi and SK Chemicals have partnered to develop a 21-valent PCV, and GSK, which recently acquired Affinivax, is developing an affinity-bound pneumococcal vaccine that includes 24 pneumococcal serotypes. GSK also has a 30-plus valent pneumococcal candidate vaccine in preclinical development. We believe success will ultimately be based on the combination of immunogenicity, boostability and the broadest coverage of serotypes, as well as safety and tolerability. Convenience and pricing may also be factors. Other vaccines in development may obtain FDA approval and commercially launch before VAX-24. However, if approved, we believe VAX-24 may obtain an ACIP preferred recommendation and potentially replace both incumbents for pneumococcal disease prevention in both adult and pediatric populations because of its broader coverage should compare favorably to these PCV candidates as a 24-valent alternative, based on our unique site-specific conjugation and carrier-sparing technology. We also believe VAX-31 has the potential to compete favorably in the PCV market based on its further expanded spectrum.

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

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize vaccines that are safer, more effective, more convenient, less expensive or with a more favorable label than VAX-24, VAX-31 or any other vaccine we may develop. Many of the companies against which we compete have significantly greater financial resources, and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved drugs than we do.

Intellectual Property

We have developed, and are continuing to develop, a comprehensive intellectual property portfolio related to vaccine applications, including manufacturing, formulation and process applications as well as protection for our specific vaccine candidates.

Our success depends in part on our ability to obtain and maintain proprietary protection for our vaccine candidates, technology and know-how, to operate without infringing the proprietary rights of others and to prevent others from infringing our proprietary rights. Our policy is to seek to protect our proprietary position by, among other methods, pursuing and obtaining patent protection in the United States and in jurisdictions outside of the United States related to our proprietary technology, inventions, improvements and vaccine candidates that are important to the development and implementation of our business. Our patent portfolio is intended to cover our vaccine candidates and components thereof, their methods of use and processes for their manufacture and any other inventions that are commercially important to our business. We may also rely on trademarks, trade secrets and know-how to develop and maintain our proprietary position.

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

Our patent portfolio as of February 27, 2023 contains one issued U.S. patent, one issued Japanese patent, one issued Mexican patent, seven pending U.S. patent applications and three pending patent cooperation treaty applications that are solely owned by us, as well as certain foreign counterparts of a subset of these patent applications in foreign countries, including Australia, Brazil, Canada, China, India, Israel, Japan, South Korea, Taiwan, Mexico, New Zealand, the Philippines, Singapore, South Africa and countries within the European Patent Convention and the Eurasian Patent Organization. For our pneumococcal vaccines, these applications are directed to vaccine formulations, protein-antigen conjugates, methods of making protein-antigen conjugates and other processes related to vaccine production, and the promotion of immunogenicity using the protein-antigen conjugates and vaccines. For our Group A Strep vaccine, these patent applications are directed to vaccine formulations, protein-antigen conjugates, vaccines and components thereof, as well as processes for their manufacture. For our periodontitis vaccine, the patent and applications relate to vaccine formulations, protein antigens, and methods of using the vaccine. If issued, the 20-year term expiration dates of our patents will expire between 2037 and 2042, not including any extension of the patent term that may be available in certain jurisdictions. We continue to seek to maximize the scope of our patent protection for all our programs.

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

Coverage and Reimbursement

Sales of our products in the United States will depend, in part, on the extent to which the costs of the products are covered by third-party payors, such as government health programs, commercial insurance and managed health care organizations. The process for determining whether a third-party payor will provide coverage for a pharmaceutical or biological product is typically separate from the process for setting the price of such a product or for establishing the reimbursement rate that the payor will pay for the product once coverage is approved. As a result, a third-party payor’s decision to provide coverage for a pharmaceutical or biological product does not imply that the reimbursement rate will be adequate. Certain Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively, ACA, marketplace and other private payor plans are required to include coverage for certain preventative services, including vaccinations recommended by the ACIP without cost share obligations (i.e., co-payments, deductibles or co-insurance) for plan members. Children through 18 years of age without other health insurance coverage may be eligible to receive such vaccinations free-of-charge through the CDC’s Vaccines for Children program, or VCF. For Medicare beneficiaries, vaccines may be covered under either the Part B program or Part D depending on several criteria, including the type of vaccine and the beneficiary’s coverage eligibility. If our vaccine candidates, once approved, are covered only under the Part D program, physicians may be less willing to use our products because of the claims adjudication costs and time related to the claims adjudication process and collection of co-payments associated with the Part D program.

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

Biosimilars and Exclusivity

The ACA includes a subtitle called the Biologics Price Competition and Innovation Act of 2009, or BPCIA, which created an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-licensed reference biological product. The FDA has issued several guidance documents outlining an approach to review and approval of biosimilars. Biosimilarity, which requires that there be no clinically meaningful differences between the biological product and the reference product in terms of safety, purity and potency, can be shown through analytical studies, animal studies and a clinical trial or trials. Interchangeability requires that a product is biosimilar to the reference product and the product must demonstrate that it can be expected to produce the same clinical results as the reference product in any given patient and, for products that are administered multiple times to an individual, the biologic and the reference biologic may be alternated or switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic.

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

There have been judicial and political challenges to certain aspects of the ACA. By way of example, the Tax Cuts and Jobs Act of 2017, or the Tax Act, was signed into law and included a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on specific individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” The Bipartisan Budget Act of 2018, among other things, amends the ACA, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” On June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the "individual mandate" was repealed by Congress. Prior to the U.S. Supreme Court ruling on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. On August 16, 2022, President Biden signed the Inflation Reduction Act of 2022, or IRA, into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and creating a new manufacturer discount program. It is unclear how any additional healthcare reform measures of the Biden administration will impact the ACA and our business.

Other legislative changes have been proposed and adopted since the ACA was enacted. For example, on August 2, 2011, the Budget Control Act of 2011 was signed into law, which, among other things, resulted in aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, including the Infrastructure Investment and Jobs Act, will remain in effect through 2031, with the exception of a temporary suspension and reduction from May 1, 2020 through June 30, 2022, unless additional Congressional action is taken. Under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 4% in the final fiscal year of this sequester. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries, presidential executive orders and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drug products. At the federal level in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the Department of Health and Human Services, or HHS, released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. The IRA will also, among other things, (i) allow HHS to negotiate the price of certain high-expenditure, single-source drugs and biologics under Medicare Part B and Medicare Part D, and subject drug manufacturers to civil monetary penalties and a potential excise tax if they do not offer Medicare a price that is equal to or less than the negotiated “maximum fair price” under the law, and (ii) impose rebates for certain drugs and biologics sold under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. Unless an exception applies, single-source vaccines can qualify for Medicare price negotiations 11 years after their BLA is approved and become subject to the IRA’s negotiated maximum fair price ceiling two years after that. However, certain vaccines, including pneumococcal virus vaccines, are excluded from the Medicare Part B inflation rebate. Additionally, CMS has stated in guidance released on February 9, 2023, that it will not impose Medicare Part D inflation rebates at this time on vaccines and other drugs and biologics that are not “covered outpatient drugs” under Medicaid or otherwise do not have an obligation to report drug pricing data to Medicaid. Further, as of January 1, 2023, the IRA eliminates patient cost sharing for FDA-approved adult vaccines that are recommended by the ACIP, and covered under Medicare Part D and mandates that all state Medicaid programs cover FDA-approved adult vaccines that are recommended by the ACIP and their administration without cost sharing starting October 1, 2023. However, the IRA does not change either VFC or the related provisions added in 2010 under the ACA. VFC was established to give first-dollar coverage to children up to 18 years of age whose families could not pay for vaccinations while the ACA guaranteed coverage of vaccines without cost sharing for Americans who are either privately insured or newly covered in states that expanded Medicaid. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. These provisions will take effect progressively starting in fiscal year 2023, although they may be subject to legal challenges. It is currently unclear how the IRA will be effectuated but is likely to have a significant impact on the pharmaceutical industry. The Biden administration also released an additional executive order on October 14, 2022, directing HHS to submit a report on how the Center for Medicare and Medicaid Innovation can be further leveraged to test new models for lowering drug costs for Medicare and Medicaid beneficiaries. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to regulate pharmaceutical product pricing, including price or reimbursement constraints, discounts, restrictions on specific product access, marketing cost disclosure and transparency measures and, in some cases, measures designed to encourage importation from other countries and bulk purchasing. Further, it is possible that additional government action is taken in response to the COVID-19 pandemic.

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

Privacy and Data Protection Laws

We are, or may become subject to numerous data privacy and security obligations, including federal, state, local, and foreign laws, regulations, guidance, and industry standards related to data privacy, security, and the protection of health-related and other personal data. Such obligations may include, without limitation, the Federal Trade Commission Act, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020, or the CPRA, and collectively, the CCPA, the European Union’s General Data Protection Regulation 2016/679, or EU GDPR, and the EU GDPR as it forms part of United Kingdom, or UK, law by virtue of section 3 of the European Union (Withdrawal) Act 2018, or the UK GDPR, and the ePrivacy Directive. In addition, several states within the United States have enacted or proposed data privacy laws. For example, Virginia passed the Consumer Data Protection Act, and Colorado passed the Colorado Privacy Act.

These privacy and security laws (including the EU GDPR and UK GDPR) may impose significant and complex compliance obligations on entities that are subject to those laws. For example, the EU GDPR applies to any company established in the European Economic Area, or the EEA, and to companies established outside the EEA that process personal data in connection with the offering of goods or services to data subjects in the EEA or the monitoring of the behavior of data subjects in the EEA. Failure to comply with the requirements of GDPR and the applicable national data protection laws of the EU member states may result in fines of up to €20,000,000 or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, and other administrative penalties;; or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests.

See the section titled “Risks Related to Government Regulation” for additional information about the laws and regulations to which we are or may become subject to and about the risks to our business associated with such laws and regulations.

Employees & Human Capital

As of December 31, 2022, we had 158 full-time employees, 30 of whom have Ph.D. degrees. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

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

To date, we have devoted substantially all of our resources to performing research and development, undertaking preclinical studies, clinical trials and manufacturing activities in support of our product development efforts, acquiring and developing our technology and vaccine candidates, organizing and staffing our company, performing business planning, establishing our intellectual property portfolio and raising capital to support and expand such activities. As an organization, we have not yet demonstrated an ability to successfully complete clinical development, obtain regulatory approvals, manufacture a commercial-scale product or conduct sales and marketing activities necessary for successful commercialization or arrange for a third party to conduct these activities on our behalf. Consequently, any predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history.

Our current vaccine candidate pipeline includes five preclinical programs. We may encounter unforeseen expenses, difficulties, complications, delays and other known or unknown factors in achieving our business objectives, including with respect to our vaccine candidates. We will need to transition at some point from a company with a research and development focus to a company capable of supporting commercial activities. We may not be successful in such a transition.

We have incurred significant net losses since inception and anticipate that we will continue to incur substantial net losses for the foreseeable future. We currently have no source of product revenue and may never achieve profitability. Our stock is a highly speculative investment.

We are a clinical-stage biotechnology vaccine company. Investment in clinical-stage companies and vaccine development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential vaccine candidate will not gain regulatory approval or become commercially viable. We do not have any products approved for sale and have not generated any revenue from product sales. As a result, we are not profitable and have incurred losses in each year since inception. Our net losses were $223.5 million and $100.1 million for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, we had an accumulated deficit of $522.1 million.

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

As of December 31, 2022, we had cash, cash equivalents and investments of $957.9 million. We believe our existing cash, cash equivalents and investments will fund our current operating plans through at least 12 months from the filing date of this Annual Report on Form 10-K. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned. We have raised substantial capital, however, we will need to raise substantial additional capital to complete the development and commercialization of our drug candidates. We expect to finance our cash needs through public or private equity or debt financings, third-party (including government) funding and marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements or any combination of these approaches. In July 2021, we entered into an Open Market Sales AgreementSM, or the ATM Sales Agreement with Jefferies LLC, or Jefferies, which provides that, upon the terms and subject to the conditions and limitations set forth in the ATM Sales Agreement, we may elect to issue and sell, from time to time, shares of our common stock having an aggregate offering price of up to $150.0 million through Jefferies acting as our sales agent or principal. As of December 31, 2022, we have sold 4,488,573 shares of our common stock under the ATM Sales Agreement at an average price of $25.56 per share for aggregate gross proceeds of $114.7 million ($111.2 million net of commissions and offering expenses). Our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions, including higher inflation rates and changes in interest rates and the recent disruptions to and volatility in the credit and financial markets in the United States and worldwide, including the trading price of common stock, resulting from the ongoing COVID-19 pandemic and civil and political unrest in certain countries and regions. Our future capital requirements will depend on many factors, including:

•
the timing, scope, progress, results and costs of research and development, testing, screening, manufacturing, preclinical development and clinical trials;
•
the costs of future commercialization activities, including product manufacturing, marketing, sales, royalties and distribution, for any of our vaccine candidates for which we receive marketing approval;

•
our exercise of the Option (as described below) with Sutro Biopharma, Inc., or Sutro Biopharma;

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

Furthermore, our expectations with regard to our scalability and costs of manufacturing may vary significantly as we develop our vaccine candidates and understand these critical factors. Conjugate vaccine development is highly complex, and development of broad-valency PCVs is further complicated by the number of components, analytical assays and potential for adjustments, including but not limited to changes in raw materials, composition, formulation, manufacturing methods and dosing, which could result in drug substances and/or drug product that may vary between preclinical and clinical studies over time. Over the course of the development and manufacturing of VAX-24, we have encountered process-related matters that have required us to make adjustments to our processes. We encountered such process-related matters during our drug substance manufacturing campaign for VAX-24 at Lonza, Ltd., or Lonza. The cumulative impact of the time required to make adjustments to our processes led to a delay of our drug substance manufacturing campaign due to scheduling conflicts and capacity constraints at Lonza. There can be no assurance that we or Lonza will be able to successfully manufacture drug substances in a timely manner in the future, or at all. Such process changes and manufacturing delays have caused a change in our Investigational New Drug, or IND, application timelines in the past and future changes or delays could impact future timelines for VAX-24 or for our other product candidates.

In addition, the preclinical and clinical trial requirements of the FDA, European Medicines Agency, or EMA, and other regulatory agencies and the criteria these regulators use to determine the safety and efficacy of a vaccine candidate are determined according to the type, complexity, novelty and intended use and market of the potential products. Approvals by the FDA and EMA for existing pneumococcal vaccines, such as PCV13, PPSV23, PCV20 and PCV15 may not be indicative of what these regulators may require for approval of our vaccine candidates. For example, we have used opsonophagocytic activity, or OPA, titers as the primary immunogenicity surrogate endpoint for the VAX-24 program in adults because PCV13 and PCV20 were approved based on the establishment of non-inferiority of serotype-specific OPA responses relative to PPSV23 and PCV13 respectively; however, there can be no assurance that this streamlined non-inferiority approach will be sufficient for regulatory approval or that regulators will not require field efficacy trials. Furthermore, while there have been approvals granted for both PCVs and meningococcal conjugate vaccines based on surrogate immune endpoints rather than field efficacy studies, we will not be able to confirm this approach’s applicability for our vaccines until we complete our Phase 2 clinical development program. Additionally, novel aspects of our vaccine candidates and manufacturing processes may create further challenges in obtaining regulatory approval. The regulatory approval process for our novel vaccine candidates can be more complex and consequently more expensive and take longer than for other, better known or extensively studied pharmaceutical or other vaccine candidates. More generally, approvals by any regulatory agency may not be indicative of what any other regulatory agency may require for approval or what such regulatory agencies may require for approval in connection with new vaccine candidates. Moreover, our vaccine candidates may not perform successfully in clinical trials.

Our vaccine candidates are in clinical or preclinical stages of development and may fail in development or suffer delays that materially and adversely affect their commercial viability. If we are unable to complete development of or commercialize our vaccine candidates or experience significant delays in doing so, our business would be materially harmed.

None of our vaccine candidates have been the subject of late-stage or pivotal clinical trials. On October 24, 2022, we announced positive topline results from our Phase 1/2 clinical proof-of-concept study of VAX-24 in adults ages 18 to 64. We also announced in July 2022 the initiation of a separate Phase 2 study of VAX-24 in healthy adults aged 65 and older and expect to announce topline safety, tolerability and immunogenicity results from this study in the second half of 2023. Final results with the six-month safety data of the Phase 2 adult studies are anticipated in the first half of 2023. Regulatory interactions to inform the Phase 3 program are anticipated in the second half of 2023 following the receipt of the final safety reports from the two adult Phase 2 studies, and topline safety, tolerability and immunogenicity data from the pivotal Phase 3 non-inferiority study in adults are expected in

2025. With regard to our VAX-24 pediatric program, in late February 2023, we announced that the FDA cleared the IND application for the prevention of IPD in infants. We plan to initiate an infant Phase 2 study in the second quarter of 2023, with topline safety, tolerability and immunogenicity data following the primary three-dose immunization series expected by 2025. We anticipate submitting an IND application to the FDA for VAX-31 (formerly VAX-XP) in the second half of 2023. Topline safety, tolerability and immunogenicity data from a Phase 1/2 study in adults are expected in 2024. In addition to our PCV franchise, our pipeline includes VAX-A1, a novel conjugate vaccine candidate designed to prevent disease caused by Group A Strep; VAX-PG, a novel protein vaccine candidate targeting the keystone pathogen responsible for periodontitis; VAX-GI, a vaccine designed to prevent Shigellosis; and other discovery-stage programs. Our ability to achieve and sustain profitability depends on obtaining regulatory approvals for and successfully commercializing our vaccine candidates, either alone or with third parties, and we cannot guarantee that we will ever obtain regulatory approval for any of our vaccine candidates. We have limited experience in conducting and managing the clinical trials necessary to obtain regulatory approvals, including approval by the FDA. Before obtaining regulatory approval for the commercial distribution of our vaccine candidates, we must conduct extensive preclinical studies and clinical trials to demonstrate the safety and efficacy of our vaccine candidates.

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
•
the pace and prevalence of serotype replacement following the introduction of VAX-24 or VAX-31 or other vaccines targeting pneumococcal disease;
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

The vaccine market is intensely competitive and is dominated by a small number of multinational, globally established pharmaceutical corporations with significant resources; in recent history, Pfizer Inc, or Pfizer, Merck & Co., Inc., or Merck, GSK plc, or GSK and Sanofi have been responsible for developing and introducing most new vaccines to the world. We may also face competition from many different sources, including pharmaceutical and biotechnology companies, academic institutions, governmental agencies and public and private research institutions.

Vaccine candidates that we successfully develop and commercialize may compete with existing vaccines and new vaccines that may become available in the future. Many of our competitors have substantially greater financial, lobbying, technical, human and other resources than we do and may be better equipped to develop, manufacture and market technologically superior vaccines, including the potential that our competitors may develop chemical processes or utilize novel technologies for developing vaccines that may be superior to those we employ. In addition, many of these competitors have significantly greater experience than we have in undertaking preclinical studies and clinical trials of new products and in obtaining regulatory approvals, including for many vaccine franchises. Accordingly, our competitors may succeed in obtaining FDA approval or a preferred recommendation for their products. For example, PCV13 obtained FDA approval for the prevention of invasive pneumococcal disease, or IPD, in infants based on non-inferior IgG antibody responses relative to Prevnar, using the surrogate immune endpoints established by the prior Prevnar field efficacy study. Pfizer implemented a similar approach to development of its 20-valent PCV vaccine candidate, PCV20, which was approved by the FDA in June 2021 for use in adults. In August 2022, Pfizer announced topline results from its U.S. Phase 3 study in infants evaluating PCV20 for the prevention of IPD and in January 2023, the FDA accepted for priority review a supplemental Biologics License Application for PCV20 for the prevention of IPD in infants and children. Merck received approval for PCV15, its 15-valent PCV, in July 2021 for use in adults and in June 2022 for use in infants. Merck announced in April 2022 that V116, the company’s investigational 21-valent PCV for adults, received Breakthrough Therapy designation from the FDA, and later announced that it enrolled the first patient in their Phase 3 clinical trial. In June 2022, Merck announced positive results from its Phase 1/2 study evaluating the safety, tolerability and immunogenicity of V116 in pneumococcal vaccine-naïve adults 18-49 years of age (Phase 1) and 50 years of age and older (Phase 2). In addition, Sanofi and SK Chemicals have partnered to develop a PCV, and GSK, which recently acquired Affinivax, is developing a 24-valent affinity-bound pneumococcal vaccine. Affinivax also has a 30-plus valent pneumococcal candidate vaccine in preclinical development.

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

Before we can initiate a clinical trial or commercialize any of our vaccine candidates, we must demonstrate to the FDA that the CMC for our vaccine candidates meet applicable requirements, and prior to authorization in the European Union, or EU, a manufacturing authorization must be obtained from the appropriate EU regulatory authorities. Because no product manufactured on a cell-free manufacturing platform has been approved in the United States, there is no manufacturing facility that has demonstrated the ability to comply with FDA requirements, and, therefore, the timeframe for demonstrating compliance to the FDA’s satisfaction is uncertain. Delays in establishing that our manufacturing process and the facilities we utilize for manufacturing comply with cGMP or disruptions in our manufacturing processes, implementation of novel technologies or scale-up activities, may delay or disrupt our development efforts.

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

New pediatric vaccines that receive an ACIP preferred recommendation are almost universally adopted, and adult vaccines that receive a preferred recommendation are widely adopted. For example, in 2014, the ACIP voted to recommend PCV13 for routine use to help protect adults aged 65 years and older against pneumococcal disease, which caused PCV13 to become the standard of care along with continued use of PPSV23. ACIP can also modify its preferred recommendation. For instance, in June 2019, the ACIP voted to revise the pneumococcal vaccination guidelines and recommend PCV13 for adults 65 and older based on the shared clinical decision making of the provider and patient, rather than a preferred use recommendation, which means the decision to vaccinate should be made at the individual level between health care providers and their patients. In October 2021, the ACIP voted to recommend the use of either Pfizer’s PCV20, or Merck’s PCV15 with PPSV23, for routine use in adults aged 65 years and older as well as for those between the ages of 19 and 64 years with certain underlying medical conditions or other risk factors. In June 2022, ACIP voted to recommend that Merck’s PCV15 may be used as an option to the currently available PCV13 for children aged under 19 years according to currently recommended PCV13 dosing and schedules.

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

The success of our business depends in large part upon our ability to identify, develop and commercialize products based on our cell-free protein synthesis platform. We intend to pursue clinical development of additional vaccine candidates beyond VAX-24, including VAX-31 for PCV, VAX-A1 for Group A Strep, VAX-PG for periodontitis and VAX-GI for Shigellosis. Our research programs may fail to identify potential vaccine candidates for clinical development for a number of reasons or we may focus our efforts and resources on potential programs or vaccine candidates that ultimately prove to be unsuccessful. In addition, we cannot provide any assurance that we will be able to successfully advance any of our existing or future vaccine candidates through the development process.

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

We rely on third-party contract manufacturers to manufacture preclinical and clinical trial product materials and supplies for our needs. There can be no assurance that our preclinical and clinical development product supplies will not be limited or interrupted or be of satisfactory quality or continue to be available on acceptable terms. Over the course of the development and manufacturing of VAX-24, we have encountered process-related matters that have required us to make adjustments to our processes. We encountered such process-related matters during our drug substance manufacturing campaign for VAX-24 at Lonza. The cumulative impact of the time required to make adjustments to our processes led to a delay of our drug substance manufacturing campaign due to scheduling conflicts and capacity constraints at Lonza. There can be no assurance that we or Lonza will be able to successfully manufacture drug substances in a timely manner in the future, or at all. Such process changes and manufacturing delays have caused a change in our IND timelines in the past and future changes or delays could impact future timelines for VAX-24 or for our other product candidates. As a third-party manufacturer, we are also subject to Lonza’s scheduling commitments for its other clients. Scheduling conflicts with Lonza’s other clients have contributed to manufacturing delays in the past, and there is no guarantee that future scheduling conflicts or related capacity constraints will not affect our manufacturing campaigns and related timelines. In addition, certain aspects of our manufacturing process for our clinical trial product materials and supplies were adversely affected by the COVID-19 pandemic, and could be adversely affected by the ongoing COVID-19 pandemic, earthquakes and other natural or man-made disasters, equipment failures, labor shortages, power failures and numerous other factors in the future. Please see the risk factor titled “Health epidemics, including the effects of the ongoing COVID-19 pandemic, have impacted and could continue to impact our business, including in regions where we or third parties on which we rely have significant manufacturing facilities, concentrations of potential clinical trial sites or other business operations.”

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

We expect to continue to rely on third-party manufacturers and suppliers, including Lonza, if we receive regulatory approval for any PCV or any other vaccine candidates. To the extent that we have existing, or enter into future, manufacturing arrangements with third parties, we will depend on these third parties to perform their obligations in a timely manner consistent with contractual and regulatory requirements, including those related to quality control and assurance. In December 2019, we exercised our right to require Sutro Biopharma to establish a second supplier for extract and custom reagents to support our anticipated clinical and commercial needs. In December 2022, we entered into an option agreement with Sutro Biopharma, or the Option Agreement, pursuant to which we acquired, among other thing, authorization to enter into an agreement with an independent alternate CMO to directly source Sutro Biopharma’s cell-free extract, allowing us to have direct oversight over financial and operational aspects of the relationship with the CMO. If we are unable to obtain or maintain third-party manufacturing for vaccine candidates, or to do so on commercially reasonable terms, we may not be able to develop and commercialize our vaccine candidates successfully. Our or a third party’s failure to execute on our manufacturing requirements and comply with cGMPs could adversely affect our business in a number of ways, including:

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
•
delays in reaching agreement on acceptable terms with prospective CROs and clinical study sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and clinical study sites;
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

For example, based on the positive topline results from the VAX-24 Phase 1/2 proof-of-concept study, which evaluated the safety, tolerability and immunogenicity of VAX-24 in adults 18-64 years of age, the FDA supported the initiation of a pediatric study in infants. This study could uncover risks in this study population that could have potentially been discovered during a child and/or toddler study, which could then delay completion of clinical development. Any inability to successfully complete preclinical and clinical development could result in additional costs to us or impair our ability to generate revenue. In addition, if we make manufacturing or formulation changes to our vaccine candidates, we may be required to or we may elect to conduct additional studies to bridge our modified vaccine candidates to earlier versions. Clinical trial delays could also shorten any periods during which our products have patent protection and may allow our competitors to bring products to market before we do, which could impair our ability to successfully commercialize our vaccine candidates and may harm our business and results of operations.

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

We may seek Breakthrough Therapy or Fast Track designation for some of our vaccine candidates. For instance, in August 2022 we announced that the FDA granted Fast Track designation to VAX-24 in adults ages 18 and older and, in January 2023, we announced that the FDA granted Breakthrough Therapy designation for VAX-24 for the prevention of IPD in adults. A sponsor may seek FDA designation of its vaccine candidate as a Breakthrough Therapy if the vaccine candidate is intended to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the therapy may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For vaccines that have been designated as Breakthrough Therapies, the FDA may take actions to expedite the development and review of the application, and interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens.

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

Whether to grant Breakthrough Therapy or Fast Track designations are within the discretion of the FDA. Accordingly, even if we believe one of our vaccine candidates meets the criteria for these designations, the FDA may disagree and instead determine not to make such designation. In any event, the receipt of either of these designations for a vaccine candidate may not result in a faster development process, review or approval compared to vaccine candidates considered for approval under non-expedited FDA review procedures and does not assure ultimate approval by the FDA. In addition, even if one or more of our vaccine candidates qualify for either of these designations, the FDA may later decide that the vaccine candidate no longer meets the conditions for qualification and rescind the designations.

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

To induce valuable employees to remain at our company, in addition to salary and cash incentives, we have provided stock options and restricted stock units, or RSUs, that vest over time. The value to employees of stock options and RSUs that vest over time may be significantly affected by movements in our stock price that are beyond our control and may at any time be insufficient to counteract more lucrative offers from other companies. Despite our efforts to retain valuable employees, members of our management and scientific and development teams may terminate their employment with us on short notice. Although we have employment agreements with our key employees, these employment agreements provide for at-will employment, which means that any of our employees could leave our employment at any time, with or without notice. We do not maintain “key person” insurance policies on the lives of these individuals or the lives of any of our other employees. Our success also depends on our ability to continue to attract, retain and motivate highly skilled junior, mid-level and senior managers as well as junior, mid-level and senior scientific and medical personnel.

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

We intend to initially seek approval of our VAX-24 vaccine candidate in adults. If approved, we believe it may have the potential to serve as a “catch up” or booster to those adults who have previously received PPSV23 or a lower-valent PCV. Previous vaccines with a “catch up” opportunity have seen a high initial capture rate, but sales may decline over time as the number of individuals who remain unvaccinated with the new vaccine, and eligible for “catch up” opportunities, declines. Such decline could adversely affect our revenue over time.

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

In the ordinary course of our business, we collect, use, retain, safeguard, disclose, share, transfer or otherwise process proprietary, confidential and sensitive information, including personal data (including, key-coded data, health information, data we collect about trial participants in connection with clinical trials and other special categories of personal data), intellectual property, trade secrets, and proprietary business information owned or controlled by ourselves or other parties, and other sensitive third-party data (collectively, “Sensitive Information”).

We may use third-party service providers and subprocessors, including our CROs, to help us operate our business and engage in processing on our behalf in a variety of contexts, . including, without limitation, cloud-based infrastructure, data center facilities, encryption and authentication technology, employee email and other functions. We may also share Sensitive Information with our partners or other third parties in connection with our business. Our ability to monitor these third parties’ cybersecurity practices is limited, and these third parties may not have adequate information security measures in place. If our third-party service providers experience a security incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if our third-party service providers fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award.

Cyberattacks, malicious internet-based activity and online and offline fraud are prevalent and continue to increase. In addition to traditional computer “hackers”; threat actors; software bugs; malicious code (such as viruses and worms); employee error, theft or misuse; denial-of-service attacks (such as credential stuffing); advanced persistent threat intrusions; natural disasters; terrorism; war; telecommunication and electrical failures; and ransomware attacks, sophisticated nation-state and nation-state supported actors are threats to our information technology assets and data. Ransomware attacks, including those perpetrated by organized criminal threat actors, nation-states, and nation-state-supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, loss of data and income, reputational harm and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. We may also be the subject of server malfunction, software or hardware failures, supply-chain cyberattacks, loss of data or other computer assets and other similar issues. Remote and hybrid work has become more common and has increased risks to our information technology systems and data, as more of our employees utilize network connections, computers and devices outside our premises or network, including working at home, while in transit and in public locations. Any of the previously identified or similar threats could cause a security incident or other interruption. A security incident or other interruption could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to data and could disrupt our ability (and that of third parties upon whom we rely) to provide our products or operate our business.

While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. While we take steps to detect and remediate vulnerabilities, we may be unable in the future to detect vulnerabilities in our information technology systems because such threats and techniques change frequently, are often sophisticated in nature and may not be detected until after a security incident has occurred. Despite our efforts to identify and remediate vulnerabilities, if any, in our information technology systems, our efforts may not be successful. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities. These vulnerabilities pose material risks to our business.

We may be required to expend significant resources, fundamentally change our business activities and practices, or modify our operations, including our clinical trial activities, or information technology in an effort to protect against security breaches and to mitigate, detect and remediate actual or potential vulnerabilities. Certain data privacy and security obligations may require us to implement and maintain specific security measures or industry-standard or reasonable security measures to protect our information technology systems and Sensitive Information. While we have not experienced any such material system failure or security breach to date, if we (or a third party upon whom we rely) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences, including interruptions in our operations, which could result in a material disruption of our development programs and our business operations. For example, the loss of clinical trial data from clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development and commercialization of our vaccine candidates could be delayed. Furthermore, consequences from an actual or perceived security breach may include: government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing data (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; interruptions in our operations (including availability of data); financial loss; and other similar harms. Security incidents and attendant consequences may cause customers to stop using our platform/products/services, deter new customers from using our products, and negatively impact our ability to grow and operate our business.

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

We cannot be sure that our insurance coverage, if any, will be adequate or otherwise protect us from or adequately mitigate liabilities or damages with respect to claims, costs, expenses, litigation, fines, penalties, business loss, data loss, regulatory actions or other materially adverse impacts arising out of our processing activities, privacy and security practices, or security breaches we may experience. The successful assertion of one or more large claims against use that exceeds our available insurance coverage, or results in changes to our insurance policies (including premium increases or the imposition of large excess or deductible or co-insurance requirements), could result in substantial cost increase or prevent us from obtaining insurance on acceptable terms. Additionally, our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations.

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

Health epidemics could adversely impact our business, including in regions where we have concentrations of potential clinical trial sites or other business operations, and cause significant disruption in the operations of our contract manufacturer and other third parties upon whom we rely. For example, the COVID-19 pandemic has presented a substantial public health and economic challenge around the world and has affected and could continue to affect employees, patients, communities and business operations, as well as the U.S. economy and financial markets. Our headquarters is located in the San Francisco Bay Area, and our contract manufacturer, Lonza, is located in Switzerland. Many geographic regions imposed and in the future may impose, “shelter-in-place” orders, quarantines or similar orders or restrictions to control the spread of COVID-19. The effects of these orders and our work-from-home policies may negatively impact productivity, disrupt our business and delay our clinical programs and timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. In connection with these measures, we may be subject to claims based upon, arising out of or related to COVID-19 and our actions and responses thereto, including any determinations that we may make to continue to operate or to re-open our facilities where permitted by applicable law. These and similar, and perhaps more severe, disruptions in our operations could negatively impact our business, financial condition, results of operations and growth prospects.

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

While the ultimate impact of the COVID-19 pandemic on our business is highly uncertain, any negative impacts that materialize could materially adversely affect our clinical development and operations, financial performance and stock price. In addition, to the extent the evolving effects of the COVID-19 pandemic adversely affects our business and results of operations, it may also have the effect of heightening many of the other risks and uncertainties described elsewhere in this “Risk Factors” section.

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

In December 2017, the Tax Cuts and Jobs Act, or Tax Act, was signed into law. The Tax Act, among other things, contains significant changes to corporate taxation, including (i) changes to the expensing of research and development expenses for tax years beginning after December 31, 2021, (ii) reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, (iii) limitation of the tax deduction for interest expense to 30% of adjusted earnings (with certain exceptions, including for certain small businesses), (iv) limitation of the deduction for post-2017 net operating losses, or NOLs, to 80% of current-year taxable income and elimination of net operating loss carrybacks for post-2017 NOLs, (v) immediate deductions for certain new investments instead of deductions for depreciation expense over time and (vi) modifying or repealing many business deductions and credits (including reducing the business tax credit for certain clinical testing expenses incurred in the testing of certain drugs for rare diseases or conditions generally referred to as “orphan drugs”). Effective January 1, 2022, we are also subject to mandatory capitalization of Section 174 research and development expenditures. The capitalized expenses are subject to amortization over five and fifteen years for expenses incurred within the U.S. and outside of U.S., respectively.

In March 2020, the Coronavirus Aid, Relief, and Economic Security, or CARES, Act was signed into law. The CARES Act changed certain provisions of the Tax Act. Under the CARES Act, NOLs arising in taxable years beginning after December 31, 2017 and before January 1, 2021 may be carried back to each of the five taxable years preceding the tax year of such loss, but NOLs arising in taxable years beginning after December 31, 2020 may not be carried back. In addition, the CARES Act eliminated the limitation on the deduction of NOLs to 80% of current year taxable income for taxable years beginning before January 1, 2021, and increased the amount of interest expense that may be deducted to 50% of adjusted taxable income for taxable years beginning in 2019 or 2020. Notwithstanding the reduction in the corporate income tax, these benefits do not impact our current tax provision.

On December 21, 2020, the President of the United States signed into law the “Consolidated Appropriations Act, 2021,” which includes further COVID-19 economic relief and extension of certain expiring tax provisions. The relief package includes a tax provision clarifying that businesses with forgiven Paycheck Protection Program, or PPP, loans can deduct regular business expenses that are paid for with the loan proceeds. Additional pandemic relief tax measures include an expansion of the employee retention credit, enhanced charitable contribution deductions and a temporary full deduction for business expenses for food and beverages provided by a restaurant for tax years 2021 and 2022.

The Infrastructure Investment and Jobs Act was signed on November 15, 2021, and it contained several tax provisions including changes to the Employee Retention Tax Credit and changes to excise taxes. These provisions do not have a material impactful to our current tax provision.

In accordance with the 2017 Tax Act, research and experimental (R&E) expenses under Internal Revenue Code Section 174 are required to be capitalized beginning in 2022. R&E expenses are required to be amortized over a period of five years for domestic expenses and 15 years for foreign expenses. We have capitalized research and experimental expenditures in our current tax provision as a result.

The Inflation Reduction Act of 2022 specifically introduces the topic of corporate alternative minimum tax ("CAMT") on adjusted financial statement income on applicable corporations for taxable years beginning after December 31, 2022. There is no impact to our current tax provision.

The American Rescue Plan Act was signed on March 11, 2021. One of the provisions of the Act included expanding the definition of covered employees subject to IRC 162(m) to include an additional top five highest compensated officers beyond the CEO, CFO, and three highest paid employees currently covered under IRC 162(m). This expanded provision is applicable for tax years beginning after Dec 31, 2026. The Company does not believe that this update to IRC 162(m) would have a material impact on its income tax provision currently and will continue to monitor this.

We are unable to predict what tax changes may be enacted in the future or what effect such changes would have on our business, but such changes could affect our effective tax rate and could have an adverse effect on our overall tax position in the future, along with increasing the complexity, burden, and cost of tax compliance.

Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.

We have incurred substantial losses since inception and do not expect to become profitable in the near future, if ever. As of December 31, 2022, we had federal and state NOL carryforwards of $340.2 million and $453.1 million, respectively. The federal and state loss carryforwards, except the federal loss carryforward arising in tax years beginning after December 31, 2017, begin to expire in 2034 unless previously utilized. Federal NOLs arising in tax years beginning after December 31, 2017 have an indefinite carryforward period and do not expire. As of December 31, 2022, we also had federal and state research credit carryforwards of $4.4 million and $2.8 million, respectively. The federal research and development tax credit carryforwards expire beginning in 2039 unless previously utilized, and the state research and development tax credits can be carried forward indefinitely. In general, under Sections 382 and 383 of the U.S. Internal Revenue Code of 1986, as amended, a corporation that undergoes an “ownership change” (generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a rolling three-year period) is subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income. We have experienced ownership changes in the past. There were no ownership changes identified in 2022, as such we have determined that no federal research credits will expire unutilized or are excluded from our research carryforwards as of December 31, 2022. We do not expect any ownership changes during the year ended December 31, 2022 to result in a limitation that would materially reduce the total amount of net operating loss carryforwards and credits that can be utilized. Subsequent ownership changes may affect the limitation in future years. As a result, if, and to the extent that we earn net taxable income, our ability to use our pre-change NOLs to offset such taxable income may be subject to limitations.

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

We do not have the infrastructure or capability internally to manufacture supplies for our vaccine candidates or the materials necessary to produce our vaccine candidates for use in the conduct of our preclinical studies or clinical trials, and we lack the internal resources and the capability to manufacture any of our vaccine candidates on a preclinical, clinical or commercial scale. We have entered into an agreement with Sutro Biopharma to supply us with extract and custom reagents for use in manufacturing non-clinical and certain clinical supply of vaccine compositions. Pursuant to the Option Agreement, we also acquired, among other things, a right, but not an obligation, to obtain certain exclusive rights to internally manufacture and/or source extract from certain CMOs and the right to independently develop and make improvements to extract (including the right to make improvements to the extract manufacturing process as well as cell lines) for use in connection with the exploitation of certain vaccine compositions, or the Option. The Option period is five years from the date of the agreement, and we have not yet exercised the Option and we may never exercise the Option. We have engaged Lonza to perform manufacturing process development and clinical manufacture and supply of components for VAX-24, including the manufacture of polysaccharide antigens, our proprietary eCRM protein carrier and conjugated drug substances. We also engaged Lonza to perform manufacturing process development and clinical manufacture and supply of VAX-24 finished drug product. Our agreements with Lonza are denominated in Swiss Francs. Fluctuations in the exchange rate for Swiss Francs may increase our costs and affect our operating results.

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

The general approach for FDA approval of a new biologic or drug is for the sponsor to provide dispositive data from two Phase 3 clinical trials of the relevant biologic or drug in the relevant patient population. Phase 3 clinical trials typically involve hundreds of patients, have significant costs and are time consuming. While we have not had extensive discussions with the FDA regarding our regulatory plan, as a prerequisite for FDA approval, we believe that any new PCV, such as VAX-24, will have to be compared to the current standard of care, PCV13 and PCV15 in infants and PCV20 in adults. We believe that a successful comparison for an adult study would be based on demonstrating clinical non-inferiority of the immune response to PCV20 for common serotypes. In addition, we expect to use OPA titers as the primary immunogenicity surrogate endpoint for the VAX-24 program in adults because PCV13 was approved based on the establishment of non-inferiority of OPA responses relative to PPSV23, on a strain-by-strain basis. On October 24, 2022, we announced positive topline results from the Phase 1/2 clinical proof-of-concept study evaluating the safety, tolerability and immunogenicity of VAX-24 in healthy adults aged 18-64. In this study, VAX-24 met the primary safety and tolerability objectives, demonstrating a safety profile similar to PCV20for all doses studied. In this study, VAX-24 met or exceeded the established regulatory immunogenicity standards for all 24 serotypes at the conventional 2.2mcg dose, which we intend to move forward into a Phase 3 program. At this dose, VAX-24 met the standard OPA response non-inferiority criteria for all 20 serotypes common with PCV20, of which 16 achieved higher immune responses. Additionally, at all three doses, VAX-24 met the standard superiority criteria for all four serotypes unique to VAX-24. VAX-24 has the potential to cover an additional 10-28 percent of strains causing IPD in adults over the current standard-of-care PCVs. We believe these topline results support clinical non-inferiority to PCV20, but there can be no assurance that this approach in pivotal studies will be sufficient for regulatory approval or that regulators will not require field efficacy trials.

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

•
similar healthcare laws and regulations in the EU and other jurisdictions, including reporting requirements detailing interactions with and payments to healthcare providers; and
•
laws governing the privacy and security of certain protected information, such as the EU GDPR, and the CCPA, which impose obligations and restrictions on the collection, use and disclosure of personal data (including health data) relating to individuals located in the European Economic Area, or EEA, and California, respectively.

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

There have been executive, judicial and Congressional challenges to the ACA. For example, the Tax Act included a provision that repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year, which is commonly referred to as the “individual mandate.” On June 17, 2021, the United States Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Moreover, prior to the United States Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace, which began on February 15, 2021 and remained open through August 15, 2021. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. On August 16, 2022, President Biden signed the Inflation Reduction Act of 2022, or IRA, into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and creating a new manufacturer discount program. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how additional healthcare reform measures of the Biden administration will impact the ACA.

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

Further, in the United States there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug and biological product pricing, reduce the cost of prescription drugs and biological products under government payor programs and review the relationship between pricing and manufacturer patient programs. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the Department of Health and Human Services, or HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. Further, the IRA will, among other things, (i) allow HHS to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare, and subject drug manufacturers to civil monetary penalties and a potential excise tax by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law, and (ii) impose rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. However, the IRA does not change either the VFC or the provisions added in 2010 under the ACA. VFC was established to give first-dollar coverage to children up to 18 years of age whose families could not pay for vaccinations while the ACA guaranteed coverage of vaccines without cost sharing for Americans who are either privately insured or newly covered in states that expanded Medicaid. The IRA did help with vaccine access by eliminating cost sharing for adult vaccines covered under Medicare Part D and mandating that all state Medicaid programs cover many adult vaccines and their administration without cost sharing. Further, many vaccines are excluded from Medicare Part B rebate requirements. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. These provisions will take effect progressively starting in fiscal year 2023, although they may be subject to legal challenges. It is currently unclear how the IRA will be effectuated but is likely to have a significant impact on the pharmaceutical industry. The Biden administration also released an additional executive order on

October 14, 2022, directing HHS to submit a report on how the Center for Medicare and Medicaid Innovation can be further leveraged to test new models for lowering drug costs for Medicare and Medicaid beneficiaries. No legislation or administrative actions have been finalized to implement these principles. It is unclear whether these this executive order or similar policy initiatives will be implemented in the future. It is unclear whether these or similar policy initiatives will be implemented in the future. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine which drugs, biological products and suppliers will be included in their healthcare programs. Furthermore, there has been increased interest by third-party payors and governmental authorities in reference pricing systems and publication of discounts and list prices.

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

Separately, in response to the global COVID-19 pandemic, the FDA has adopted a risk-based system for the conduct of inspections of manufacturing facilities. Additionally, the FDA is conducting voluntary remote interactive evaluations of certain drug manufacturing facilities and clinical research sites. Regulatory authorities outside the United States have adopted similar restrictions and policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

We are subject to increasingly stringent and rapidly changing U.S. and foreign laws, regulations, rules and other obligations related to privacy and data security. The restrictions and costs imposed by these requirements, or our actual or perceived failure to comply with them, could harm our reputation, subject us to significant fines and liability, and adversely affect our business.

In the ordinary course of business, we process personal data and other Sensitive Information. We are subject to or affected by numerous evolving federal, state and foreign laws and regulations, as well as policies, contracts and other obligations governing the collection, use, disclosure, retention, and security of personal data. The global data protection landscape is rapidly evolving, and implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future.

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

Domestic privacy and data security laws beyond HIPAA and other healthcare privacy laws are also changing rapidly and becoming more complex. For example, the CCPA imposes obligations on businesses to which it applies. These obligations include, but are not limited to, providing specific disclosures in privacy notices and affording California residents certain rights related to their personal data. The CCPA allows for administrative fines for noncompliance (up to $7,500 per violation). In addition, the CPRA expanded the CCPA’s requirements, including by adding a new right of individuals to correct their personal data and establishing a new California Privacy Protection Agency to implement and enforce the CCPA. Other states have enacted data privacy laws that become operative in 2023, such as Virginia and Colorado, and other local, state, and federal laws are under consideration. While these states, like the CCPA, also exempt some data processed in the context of clinical trials, these developments further complicate compliance efforts, and increase legal risk and compliance costs for us and the third parties upon whom we rely. If we become subject to new data privacy laws, at the state level, the risk of enforcement action against us could increase because we may become subject to additional obligations, and the number of individuals or entities that can initiate actions against us may increase (including individuals, via a private right of action, and state actors).

We may also become subject to a growing body of privacy, data security and data protection laws outside of the United States as we expand our business and clinical trial activities. For example, the EU GDPR and the UK GDPR impose strict requirements for processing the personal data of individuals located, respectively within the EEA and the United Kingdom. Under the EU GDPR, government regulators may impose temporary or definitive bans on data processing, as well as fines of up to 20 million euros or 4% of annual global revenue, whichever is greater. Further, individuals or consumer protection organizations may initiate litigation related to our processing of their personal data.

In addition, many jurisdictions have enacted data localization laws and cross-border personal data transfer laws. These laws may make it more difficult for us to transfer personal data across jurisdictions, which could impede our business. For example, absent appropriate safeguards or other circumstances, the EU GDPR generally restricts the transfer of personal data to countries outside of the EEA, such as the United States, which the European Commission does not consider to be providing an adequate level of data privacy and security. The European Commission released a set of “Standard Contractual Clauses” that are designed to be a valid mechanism by which entities can transfer personal data out of the EEA to jurisdictions that the European Commission has not found to provide an adequate level of protection. Currently, these Standard Contractual clauses are a valid mechanism to transfer personal data outside of the EEA, but are subject to legal challenges. Due to these legal challenges, there exists some uncertainty regarding whether the Standard Contractual Clauses will remain a valid mechanism for transfers of personal data out of the EEA. In addition, laws in Switzerland and the UK similarly restrict transfers of personal data outside of those jurisdictions to countries such as the United States that do not provide an adequate level of personal data protection. If we need but cannot implement a valid compliance mechanism for cross-border privacy and security transfers, we may face increased exposure to regulatory actions, substantial fines, and injunctions against processing or transferring personal data from Europe or elsewhere. The inability to import personal data to the United States could significantly and negatively impact our business operations, including by limiting our ability to conduct clinical trial activities in Europe and elsewhere; limiting our ability to collaborate with parties that are subject to European and other data privacy and security laws; or requiring us to increase our personal data processing capabilities in Europe and/or elsewhere at significant expense.

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

Our commercial success depends in part on our avoiding infringement and other violations of the patents and proprietary rights of third parties. There is a substantial amount of litigation, both within and outside the United States, involving patent and other intellectual property rights in the biotechnology and pharmaceutical industries, including patent infringement lawsuits, interferences, derivation and administrative law proceedings, inter partes review and post-grant review before the USPTO, as well as oppositions and similar processes in foreign jurisdictions. Numerous U.S. and foreign-issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we and our collaborators are developing vaccine candidates. As the biotechnology and pharmaceutical industries expand and more patents are issued, and as we gain greater visibility and market exposure as a public company, the risk increases that our vaccine candidates or other business activities may be subject to claims of infringement of the patent and other proprietary rights of third parties. Third parties may assert that we are infringing their patents or employing their proprietary technology without authorization.

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

In addition, third parties may obtain patent rights in the future and claim that use of our technologies infringes upon these rights. If any third-party patents were held by a court of competent jurisdiction to cover the manufacturing process of any of our vaccine candidates, any molecules formed during the manufacturing process or any final product itself, the holders of any such patents may be able to block our ability to commercialize such vaccine candidate unless we obtained a license under the applicable patents, or until such patents expire. Similarly, if any third-party patent were held by a court of competent jurisdiction to cover aspects of our formulations, processes for manufacture or methods of use, including combination therapy, the holders of any such patent may be able to block our ability to develop and commercialize the applicable vaccine candidate unless we obtained a license or until such patent expires. In either case, such a license may not be available on commercially reasonable terms or at all. In addition, we may be subject to claims that we are infringing other intellectual property rights, such as trademarks or copyrights, or misappropriating the trade secrets of others, and to the extent that our employees, consultants or contractors use intellectual property or proprietary information owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions.

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

Competitors may infringe or otherwise violate our patents, the patents of our licensors or our other intellectual property rights. To counter infringement or unauthorized use, we may be required to file legal claims, which can be expensive and time-consuming. In addition, in an infringement proceeding, a court may decide that a patent of ours or our licensors is not valid or is unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. An adverse result in any litigation or defense proceedings could put one or more of our patents at risk of being invalidated or interpreted narrowly and could put our patent applications at risk of not issuing. The initiation of a claim against a third party may also cause the third party to bring counter-claims against us such as claims asserting that our patents are invalid or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, non-enablement, written description, or lack of patentable subject matter. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant material information from the USPTO, or made a materially misleading statement, during prosecution. Third parties may also raise similar validity claims before the USPTO in post-grant proceedings such as ex parte reexaminations, inter partes review or post-grant review, or oppositions or similar proceedings outside the United States, in parallel with litigation or even outside the context of litigation. The outcome following legal assertions of invalidity and unenforceability is unpredictable. We cannot be certain that there is no invalidating prior art, of which we and the patent examiner were unaware during prosecution. For the patents and patent applications that we have licensed, we may have limited or no right to participate in the defense of any licensed patents against challenge by a third party. If a defendant were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of any future patent protection on our current or future vaccine candidates. Such a loss of patent protection could harm our business.

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

The United States has enacted and implemented wide-ranging patent reform legislation. The U.S. Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on actions by the U.S. Congress, the federal courts and the USPTO, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce patents that we have licensed or that we might obtain in the future. Similarly, changes in patent law and regulations in other countries or jurisdictions or changes in the governmental bodies that enforce them or changes in how the relevant governmental authority enforces patent laws or regulations may weaken our ability to obtain new patents or to enforce patents that we have licensed or that we may obtain in the future. For example, the complexity and uncertainty of European patent laws have also increased in recent years. In Europe, a new unitary patent system takes effect June 1, 2023, which will significantly impact European patents, including those granted before the introduction of such a system. Under the unitary patent system, European applications will have the option, upon grant of a patent, of becoming a Unitary Patent which will be subject to the jurisdiction of the Unitary Patent Court, or the UPC. As the UPC is a new court system, there is no precedent for the court, increasing the uncertainty of any litigation. Patents granted before the implementation of the UPC will have the option of opting out of the jurisdiction of the UPC and remaining as national patents in the UPC countries. Patents that remain under the jurisdiction of the UPC will be potentially vulnerable to a single UPC-based revocation challenge that, if successful, could invalidate the patent in all countries who are signatories to the UPC. We cannot predict with certainty the long-term effects of any potential changes.

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
•
general economic, political and market conditions, including higher inflation rates, changes in interest rates and the Russia-Ukraine war, and overall fluctuations in the financial markets in the United States and abroad; and
•
investors’ general perception of us and our business.

In addition, the stock market in general, and the Nasdaq Global Select Market and biopharmaceutical companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies, including in connection with the ongoing COVID-19 pandemic, which has resulted in decreased stock prices for many companies. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance. In the past, securities class action litigation has often been instituted against companies following periods of volatility in the market price of a company’s securities. You may not realize any return on your investment in us and may lose some or all of your investment. In the past, securities class action litigation has often been instituted against companies following periods of volatility in the market price of a company’s securities. This type of litigation, if instituted, could result in substantial costs and a diversion of management’s attention and resources, which would harm our business, operating results or financial condition.

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

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of The Nasdaq Stock Market LLC, or Nasdaq, and other applicable securities rules and regulations.

Sarbanes-Oxley as well as rules subsequently adopted by the SEC and Nasdaq to implement provisions of Sarbanes-Oxley, impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Further, pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the SEC has adopted additional rules and regulations in these areas, such as mandatory ‘‘say on pay’’ voting requirements. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate. Compliance with the various reporting and other requirements applicable to public companies requires considerable time and attention of management. We cannot assure you that we will satisfy our obligations as a public company on a timely basis.

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

There is an increasing focus from certain investors and other key stakeholders concerning corporate responsibility, specifically related to environmental, social and governance, or “ESG,” factors. As a result, there is an increased emphasis on corporate responsibility ratings and a number of third parties provide reports on companies in order to measure and assess corporate responsibility performance. In addition, the ESG factors by which companies’ corporate responsibility practices are assessed may change, which could result in greater expectations of us and cause us to undertake costly initiatives to satisfy such new criteria. Alternatively, if we are unable to satisfy such new criteria, investors may conclude that our policies with respect to corporate responsibility are inadequate. We risk damage to our brand and reputation if our corporate responsibility procedures or standards do not meet the standards set by various constituencies. We may be required to make investments in matters related to ESG, which could be significant and adversely impact our results of operations. Furthermore, if our competitors’

corporate responsibility performance is perceived to be greater than ours, potential or current investors may elect to invest with our competitors instead. In addition, if we communicate certain initiatives and goals regarding ESG matters, we could fail, or be perceived to fail, in our achievement of such initiatives or goals, or we could be criticized for the scope of such initiatives or goals. If we fail to satisfy the expectations of investors and other key stakeholders or our initiatives are not executed as planned, our reputation and financial results could be materially and adversely affected.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act, we are required to furnish a report by management related to the internal control over financial reporting in our Form 10-K for the year ended December 31, 2022 and we will be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation. To comply with the Sarbanes-Oxley Act, the requirements of being a reporting company under the Exchange Act and any complex accounting rules in the future, we may need to upgrade our information technology systems, implement additional financial and management controls, reporting systems and procedures, and hire additional accounting and finance staff. We are currently in the process of hiring additional accounting and finance staff as we grow our business. If we are unable to hire the additional accounting and finance staff necessary to comply with these requirements, we may need to retain additional outside consultants. If we or, if required, our auditors, are unable to conclude that our internal control over financial reporting is effective, investors may lose confidence in our financial reporting and the trading price of our common stock may decline.

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

Holders

As of February 23, 2023, there were approximately 14 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

The following stock performance graph compares our cumulative total stock return relative to the cumulative total returns of the Nasdaq Composite Index and the Nasdaq Biotechnology Index for the period from June 12, 2020 (the date our common stock commenced trading on the Nasdaq Global Select Market) through December 31, 2022. The figures below assume an investment of $100 in our common stock at the closing price of $26.15 on June 12, 2020, the date of our IPO, and in each index on the same date and the reinvestment of the full amount of all dividends into shares of common stock; however, no dividends have been declared on our common stock to date. The stockholder returns shown on the graph below are based on historical results and are not indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

Unregistered Sales of Equity Securities

On December 19, 2022, we entered into an option grant agreement, or the Option Agreement, with Sutro Biopharma, Inc., or Sutro Biopharma.

As consideration for the Option and other rights and authorizations granted to us under the Option Agreement, we agreed to pay Sutro upfront consideration of $22.5 million, consisting of (i) $10.0 million in cash and $7.5 million in shares of our common stock (the number of shares to be calculated based on the arithmetic average of the daily volume weighted average price of our common stock as traded on Nasdaq (as reported by Bloomberg L.P., or if not reported therein, in another authoritative source mutually selected by the Parties) in the three consecutive trading days immediately prior to the issuance thereof).

On December 22, 2022, we issued 167,780 shares of our common stock to Sutro Biopharma as partial consideration under the Option Agreement, which were not initially registered under the Securities Act of 1933, as amended, or the Securities Act, and were offered pursuant to the exemption provided in Section 4(a)(2) under the Securities Act and Rule 506 of Regulation D thereunder. Pursuant to the Option Agreement, we subsequently filed a resale registration statement on December 22, 2022, covering the shares of our common stock issued.

Use of Proceeds from our Initial Public Offering of Common Stock

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

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
▪
VAX-24 Adult Program: On October 24, 2022, we announced positive topline results from both the Phase 1 and Phase 2 portions of a clinical proof-of-concept study evaluating the safety, tolerability and immunogenicity of VAX-24 in 800 healthy adults aged 18-64. The Phase 1 portion of the study evaluated the safety and tolerability of a single injection of VAX-24 at three dose levels, 1.1mcg, 2.2mcg and 2.2mcg/4.4mcg, and compared to PCV20 in 64 healthy adults 18-49 years of age. The Phase 2 portion evaluated the safety, tolerability and immunogenicity of a single injection of VAX-24 at the same three dose levels and compared to a single injection of Prevnar 20™, or PCV20, in 771 healthy adults 50-64 years of age. In this study, VAX-24 met the primary safety and tolerability objectives, demonstrating a safety profile similar to PCV20, for all doses studied. In this study, VAX-24 met or exceeded the established regulatory immunogenicity standards for all 24 serotypes at the conventional 2.2mcg dose, which we intend to move forward into a Phase 3 program. At this dose, VAX-24 met the standard opsonophagocytic activity, or OPA, response non-inferiority criteria for all 20 serotypes common with PCV20, of which 16 achieved higher immune responses. Additionally, at all three doses, VAX-24 met the standard superiority criteria for all four serotypes unique to VAX-24. VAX-24 has the potential to cover an additional 10-28 percent of strains causing IPD in adults over the current standard-of-care PCVs. We have a separate Phase 2 study in approximately 200 healthy adults aged 65 and older for which we have completed enrollment, and we anticipate announcing topline safety, tolerability and immunogenicity results from this study in the second quarter of 2023. We anticipate final results with the six-month safety data from both Phase 2 adult studies in the first half of 2023 and expect to hold regulatory interactions with the U.S. Food and Drug Administration, or FDA, in the second half of 2023 to inform the Phase 3 program. We expect topline safety, tolerability and immunogenicity data from the Phase 3 pivotal, non-inferiority study in adults in 2025. The FDA has granted Fast Track and Breakthrough Therapy designations for VAX-24 in adults.
▪
VAX-24 Pediatric Program: For our VAX-24 pediatric program, in late February 2023, we announced that the FDA cleared the infant investigational new drug, or IND, application for the prevention of IPD in infants. We plan to initiate an infant Phase 2 study in the second quarter of 2023. We expect topline safety, tolerability and immunogenicity data from the infant Phase 2 study primary three-dose immunization series by 2025. The study design will include a primary immunization series consisting of three doses followed by a subsequent booster dose.
o
Our second PCV candidate, VAX-31 (formerly VAX-XP), builds on what has been established with VAX-24 and is designed to expand the breadth of coverage to 31 strains without compromising immunogenicity due to carrier suppression. VAX-31 was designed to provide coverage for approximately 95% of IPD currently circulating in the U.S. population. We anticipate submitting an IND application to the FDA for VAX-31 in adults in the second half of 2023. We expect topline safety, tolerability and immunogenicity data from a Phase 1/2 study in adults in 2024.
•
VAX-A1, a novel conjugate vaccine candidate designed to prevent disease caused by Group A Streptococcus, or Group A Strep. Group A Strep is pervasive globally and causes 700 million cases of illness annually, including pharyngitis, or strep throat, and certain severe invasive infections such as sepsis, necrotizing fasciitis and toxic shock syndrome. There is currently no vaccine against Group A Strep, which is one of the leading infectious disease-related causes of death and disability worldwide and a significant contributor to the prescription of antibiotics in the very young. We believe we have demonstrated preclinical proof of concept for VAX-A1, the data for which were published in December 2020. We nominated the final vaccine candidate for VAX-A1 in the first quarter of 2021 and initiated IND-enabling activities in the second half of 2021. We continue to advance the development of VAX-A1 and we intend to provide further information about the anticipated timing of an IND application will be provided as the program progresses.
•
VAX-PG, a novel protein vaccine candidate targeting the keystone pathogen responsible for periodontitis, a chronic oral inflammatory disease affecting an estimated 65 million adults in the United States. We believe we have generally demonstrated preclinical proof of concept for a periodontitis protein vaccine, the data for which was published in February 2019. We nominated a final vaccine candidate for VAX-PG in the fourth quarter of 2022 and we continue to progress the program. Our initial goal is to develop a therapeutic vaccine to slow or stop disease progression; however, the results from clinical trials may inform the potential adoption of prophylactic immunization.
•
VAX-GI, a new vaccine program designed to prevent Shigella, a bacterial illness that affects an estimated 188 million people worldwide each year and results in approximately 164,000 deaths annually, mostly among children under five years of age in low- and middle-income settings.
•
We have other discovery-stage programs that leverage our cell-free protein synthesis platform, which, if proven successful in preclinical studies, could also be advanced into IND-enabling activities and clinical studies.

Since January 1, 2022, key developments affecting our business include the following:
•
Dosed First Participants in both the Phase 1 and Phase 2 Portions of VAX-24 Phase 1/2 Clinical Proof-of-Concept Study in Adults: In February 2022, we announced that the first participants were dosed in the Phase 1 portion of the VAX-24 Phase 1/2 clinical study. This was followed by an announcement in April 2022 that the first participants had been dosed in the Phase 2 portion of this study. The initiation of the Phase 2 portion occurred after an independent Data

Monitoring Committee completed a prespecified review of initial Phase 1 safety and tolerability data and recommended that the study progress as planned.
o
The VAX-24 Phase 1/2 clinical proof-of-concept study was a randomized, observer-blind, dose-finding, controlled study designed to evaluate the safety, tolerability and immunogenicity of VAX-24 in healthy adults (NCT05266456).
o
The Phase 1 portion of the study evaluated the safety and tolerability of a single injection of VAX-24 at three dose levels and compared to Prevnar 20 in 64 healthy adults 18 to 49 years of age.
o
The Phase 2 portion evaluated the safety, tolerability and immunogenicity of a single injection of VAX-24 at three dose levels and compared to Prevnar 20 in 771 healthy adults 50 to 64 years of age. The prespecified immunogenicity endpoints of the Phase 2 portion of the study included an assessment of the induction of antibody responses, using opsonophagocytic activity, or OPA, and immunoglobulin G, or IgG, at each of the three VAX-24 doses and compared to Prevnar 20™ and, for the additional four serotypes contained in VAX-24 and Pneumovax® 23, but not in Prevnar 20™, the percentage of subjects that experienced a four-fold rise in antibody titers.
o
Participants in the study were evaluated for safety through six months after vaccination.
•
Completed Successful $115 Million Follow-On Financing: In January 2022, we completed an underwritten public offering of 3,250,000 shares of our common stock, which included the full exercise of the underwriters’ option to purchase additional shares, and pre-funded warrants to purchase 2,500,000 shares of common stock. The aggregate gross proceeds to us from the offering were $115.0 million, before deducting underwriting discounts and commissions and other estimated offering expenses payable by us, and excluding the exercise of any pre-funded warrants.
•
Completed Enrollment of Phase 2 Portion of VAX-24 Phase 1/2 Clinical Proof-of-Concept Study in Adults: In July 2022, we announced the completion of enrollment in the Phase 2 portion of the Phase 1/2 clinical proof-of-concept study.
•
Initiated Separate VAX-24 Phase 2 Clinical Study in Adults 65 Years and Older: In July 2022, we announced that we dosed the first participants in a separate Phase 2 study in adults 65 years of age and older. This study is intended to further build the body of clinical evidence to support the potential of VAX-24 as the broadest-spectrum PCV in adults.
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
o
Participants in the study are evaluated for safety through six months after vaccination.
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
•
Announced Positive Topline Results from VAX-24 Phase 1/2 Clinical Proof-of-Concept Study in Adults 18-64 Years of Age: In October 2022, we announced positive topline results from the Phase 1/2 clinical proof-of-concept study evaluating the safety, tolerability and immunogenicity of VAX-24 in healthy adults aged 18-64. In this study, VAX-24 met the primary safety and tolerability objectives, demonstrating a safety profile similar to PCV20 for all doses studied. The study also showed VAX-24 met or exceeded the established regulatory immunogenicity standards for all 24 serotypes at the conventional 2.2mcg dose, which we intend to move forward into a Phase 3 program. At this dose, VAX-24 met the standard opsonophagocytic activity response non-inferiority criteria for all 20 serotypes common with PCV20, of which 16 achieved higher immune responses. Additionally, at all three doses, VAX-24 met the standard superiority criteria for all four serotypes unique to VAX-24. VAX-24 has the potential to cover an additional 10-28 percent of strains causing IPD in adults over the current standard-of-care PCVs.
•
Confirmed VAX-31 Serotype Composition: In October 2022, we unveiled the serotype composition for VAX-31, the follow-on vaccine in our carrier-sparing PCV franchise, which is designed to contain 31 serotypes that collectively cover approximately 95% of the circulating strains causing IPD in adults in the United States.
•
Completed Successful $690 Million Follow-On Offering: In October 2022, we completed an underwritten public offering of 17,812,500 shares of our common stock, which included the full exercise of the underwriters’ option to purchase additional shares, and pre-funded warrants to purchase 3,750,000 shares of common stock. The aggregate gross proceeds to us from the offering were $690.0 million, before deducting underwriting discounts and commissions and other estimated offering expenses payable by us, and excluding the exercise of any pre-funded warrants.
•
Entered into Option Grant Agreement with Sutro Biopharma for the Development and Manufacturing Rights of Cell-Free Extract: In December 2022, we and Sutro Biopharma, Inc., or Sutro Biopharma announced an option grant agreement pursuant to which we acquired from Sutro Biopharma an option to access expanded rights to develop and manufacture cell-free extract, among other rights.
•
Received FDA Breakthrough Therapy Designation for VAX-24 for the Prevention of IPD in Adults: In January 2023, we announced that the FDA granted Breakthrough Therapy designation for VAX-24, for the prevention of IPD in adults. With Breakthrough Therapy designation, Vaxcyte will have access to all of the elements of the FDA’s Fast Track program, as well as the ability to receive guidance and support from the FDA on an efficient drug development program and an organizational commitment from senior managers within the FDA. The FDA’s decision was based on positive topline results from the Phase 1/2 proof-of-concept study of VAX-24 in adults 18-64 years of age.
•
FDA Clearance of Investigational New Drug Application for VAX-24 for the Prevention of Invasive Pneumococcal Disease in Infants: In late February 2023, we announced that the FDA cleared the VAX-24 IND application for the prevention of IPD in infants. We plan to initiate the infant Phase 2 study in the second quarter of 2023, with topline safety, tolerability and immunogenicity data following the primary three-dose immunization series expected by 2025.

The study design will include a primary immunization series consisting of three doses followed by a subsequent booster dose.
•
Announced new vaccine program VAX-GI: In late February 2023, we announced that we added a new vaccine program, VAX-GI, designed to prevent Shigella, a bacterial illness that affects an estimated 188 million people worldwide each year and results in approximately 164,000 deaths annually, mostly among children under five years of age in low- and middle-income settings.

Since our inception in November 2013, we have devoted substantially all of our resources to performing research and development, undertaking preclinical studies, advancing our vaccine candidates through clinical trials and manufacturing activities in support of our product development efforts, acquiring and developing our technology and vaccine candidates, organizing and staffing our company, establishing our intellectual property portfolio and raising capital to support and expand such activities. We do not have any products approved for sale and have not generated any revenue from product sales. To date, we have financed our operations primarily with proceeds from the sales of our common stock, pre-funded warrants to purchase our common stock and, prior to our initial public offering, or IPO, in June 2020, redeemable convertible preferred stock. We will continue to require additional capital to develop and commercialize our vaccine candidates and fund operations for the foreseeable future. Accordingly, until such time as we can generate significant revenue from sales of our vaccine candidates, if ever, we expect to finance our cash needs through public or private equity or debt financings, third-party (including government) funding and marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches.

We have incurred net losses in each year since inception and expect to continue to incur net losses in the foreseeable future. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending in large part on the timing of our preclinical studies, clinical trials and manufacturing activities, and our expenditures on other research and development activities. Our net losses were $223.5 million and $100.1 million for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, we had an accumulated deficit of $522.1 million and cash, cash equivalents and investments of $957.9 million, We believe our cash, cash equivalents and investments will be sufficient to fund our operating expenses and capital expenditure requirements through at least 12 months from the filing date of this Annual Report on Form 10-K.

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
•
require the scale-up of our manufacturing capabilities, in particular to prepare for our Phase 3 program for VAX-24;
•
incur additional costs that may be required for secondary supply sources;
•
require the manufacture of supplies for our clinical trials, in particular our clinical trials for our PCV candidates, VAX-24 and VAX-31;
•
pursue regulatory approval of our vaccine candidates;
•
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

Certain Significant Relationships

Lonza

In October 2016, we entered into a non-exclusive development and manufacturing services agreement, as amended, with Lonza, or the 2016 Lonza DMSA, pursuant to which Lonza is obligated to perform manufacturing process development and the manufacture of components for VAX-24, including the polysaccharide antigens, our proprietary eCRM protein carrier and conjugated drug substances.

In June 2018, we entered into a letter agreement with Lonza, or the Lonza Letter Agreement, pursuant to which we agreed to certain terms for potential future payments in shares of our common stock as partial satisfaction of future obligations to Lonza. The Lonza Letter Agreement states that the initial pre-IND cash payments under the 2016 Lonza DMSA would be subject to a specified dollar cap, or the Initial Cash Cap. After the Initial Cash Cap has been reached, we would have the option to make any further pre-IND payments owed to Lonza in cash, in shares of our common stock at then market prevailing prices, or a combination of both, at our election. In April 2021, we reached the Initial Cash Cap and notified Lonza that we would be exercising our option to issue approximately $10.0 million in shares of our common stock as payment for a portion of pre-IND payments due April 30, 2021. In June 2021, we issued 399,680 shares of our common stock to Lonza at a price of $25.02 per share to pay for $10.0 million of the pre-IND payments due April 30, 2021.

In October 2018, we entered into a second non-exclusive development and manufacturing services agreement with Lonza, or the 2018 Lonza DMSA, pursuant to which Lonza is obligated to perform services including manufacturing process development and the manufacture and supply of VAX-24 finished drug product.

In April 2022, we entered into a third non-exclusive development and manufacturing services agreement with Lonza, as amended, or the 2022 Lonza DMSA, effective as of March 22, 2022. Pursuant to the 2022 Lonza DMSA, Lonza will perform manufacturing process development and clinical manufacture and supply of our proprietary PCV.

Under each of the 2016 Lonza DMSA, 2018 Lonza DMSA and 2022 Lonza DMSA, collectively the Lonza Agreements, we will pay Lonza agreed-upon fees for its performance of development and manufacturing services and pass through expenses incurred by Lonza for raw materials, as well as customary procurement and handling fees. Under each Lonza Agreement, we will own all right, title and interest in and to any and all New Customer Intellectual Property (as defined in each Lonza Agreement), and Lonza shall own all right, title and interest in New General Application Intellectual Property (as defined in each Lonza Agreement). Subject to the terms and conditions set forth in the Lonza Agreements, Lonza granted us a non-exclusive, world-wide, fully paid-up, irrevocable, transferable license, including the right to grant sublicenses, under the New General Application

Intellectual Property (as defined in each Lonza Agreement), to research, develop, make, have made, use, sell and import the Product (as defined in each Lonza Agreement) manufactured under each Lonza Agreement.

Unless earlier terminated, each Lonza Agreement will remain in place for a period of five years and includes customary conditions for termination prior to that period. The 2016 Lonza DMSA has been amended to extended its term until March 31, 2023.

For additional details regarding our relationship with Lonza, see Note 6, “Commitments and Contingencies,” to our financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Sutro Biopharma

Sutro Biopharma is a clinical stage, publicly traded drug discovery, development and manufacturing company using precise protein engineering and rational design (enabled by Sutro Biopharma’s proprietary XpressCF platform technology) to advance next-generation oncology therapeutics. Following our corporate formation, we acquired an exclusive license to Sutro Biopharma’s proprietary cell-free protein synthesis platform, XpressCF, for the discovery, development and sale of vaccines for the treatment or prevention of infectious diseases, excluding cancer vaccines. Under a related supply agreement with Sutro Biopharma, we have an exclusive relationship in our field to buy extract and certain custom reagents for use in manufacturing the vaccine compositions covered by the exclusive license, which we use to produce our protein carriers and certain of our antigens. Under a separate agreement with Sutro Biopharma, we enhanced our rights with respect to access to a second supplier of extract and acquired an option to access expanded rights to develop and manufacture extract, among other rights.

Amended and Restated License Agreement with Sutro Biopharma

We are party to a license agreement with Sutro Biopharma, or the Sutro Biopharma License Agreement, on August 1, 2014. The Sutro Biopharma License Agreement was amended on October 12, 2015 and again on May 9, 2018 and May 29, 2018. Under the Sutro Biopharma License Agreement, we received an exclusive, worldwide, royalty-bearing, sublicensable license under Sutro Biopharma’s patents and know-how relating to cell-free expression of proteins to (i) research, develop, use, sell, offer for sale, export, import and otherwise exploit specified vaccine compositions, such rights being sublicensable, for the treatment or prophylaxis of infectious diseases, excluding cancer vaccines, and (ii) manufacture, or have manufactured by an approved contract manufacturing organization, such vaccine compositions from extracts supplied by Sutro Biopharma pursuant to the Sutro Biopharma Supply Agreement (as described below). We are obligated to use commercially reasonable efforts to develop, obtain regulatory approval for and commercialize the vaccine compositions. In consideration of the rights granted under the Sutro Biopharma License Agreement, we are obligated to pay Sutro Biopharma a 4% royalty on worldwide aggregate annual net sales of our vaccine products for human health and a 2% royalty on such net sales of vaccine products for animal health. Such royalty rates are subject to specified reductions, including standard reductions for third-party payments and for expiration of relevant patent claims. We are also obligated to pay Sutro Biopharma any royalties due to Stanford University (the upstream licensor of Sutro Biopharma), to the extent the royalties payable by Sutro Biopharma to Stanford University are greater than the royalties payable by us to Sutro Biopharma. Royalties are payable on a vaccine composition-by-vaccine composition and country-by-country basis until the later of expiration of the last valid claim in the licensed patents covering such vaccine composition in such country and ten years after the first commercial sale of such vaccine composition. The latest expiration date of a licensed Sutro Biopharma patent application, if issued, would be 2036, subject to any adjustment or extension of patent term that may be available in a particular country. In addition, we are obligated to pay Sutro Biopharma a percentage of net sublicensing revenue received in the low teen percentages. In addition, in the event we sublicense our non-manufacturing rights under the Sutro Biopharma License Agreement before a specified date, we are obligated to pay Sutro Biopharma a percentage, in the low double-digits, of the sublicensing revenue we receive under such agreement.

The Sutro Biopharma License Agreement will remain in effect until terminated. The agreement may be terminated by either party for the other party’s material breach uncured within 60 days’ notice, by us at will with 60 days’ notice, or by Sutro Biopharma if we challenge Sutro Biopharma’s patents or if we undergo a change of control with a specified competitor of Sutro Biopharma.

Supply Agreement with Sutro Biopharma

In May 2018, we entered into a supply agreement, or the Sutro Biopharma Supply Agreement, with Sutro Biopharma pursuant to which we purchase from Sutro Biopharma extract and custom reagents for use in manufacturing non-clinical and certain clinical supply of vaccine compositions utilizing the technology licensed under the Sutro Biopharma License at prices not to exceed a specified percentage above Sutro Biopharma’s fully burdened manufacturing cost. If any extracts or custom reagents do not meet the specifications and warranties provided, then we will not have an obligation to pay for the non-conforming product, and Sutro Biopharma will be obligated to replace the non-conforming product within the shortest possible time with conforming product at our cost. The term of the Sutro Biopharma Supply Agreement is from execution until the later of July 31, 2022 and the date the parties enter into and commence activities under the supply agreement unless extended through a subsequent supply agreement for the supply of extract and custom reagents for vaccine compositions for Phase 3 and commercial uses as contemplated in the Sutro Biopharma Supply Agreement. The Sutro Biopharma Supply Agreement may be terminated by either party for the other party’s material breach uncured within 60 days’ notice, by us at will with 60 days’ notice, or by mutual agreement of the parties. In December 2019, we exercised our right to require Sutro Biopharma to establish a second supplier for extract and custom reagents to support our anticipated clinical and commercial needs.

Option Agreement with Sutro Biopharma

In December 2022, we entered into an option grant agreement with Sutro Biopharma, or the Option Agreement. Pursuant to the Option Agreement, we acquired from Sutro Biopharma (i) authorization to enter into an agreement with an independent alternate CMO to directly source Sutro Biopharma’s cell-free extract, allowing us to have direct oversight over financial and operational aspects of the relationship with the CMO; and (ii) a right, but not an obligation, to obtain certain exclusive rights to internally manufacture and/or source extract from certain CMOs and the right to independently develop and make improvements to extract (including the right to make improvements to the extract manufacturing process as well as cell lines) for use in connection with the exploitation of certain vaccine compositions, or the Option. We and Sutro Biopharma have agreed to negotiate the terms and conditions of a form definitive agreement to be entered into in the event we exercise the Option, which shall include the terms and conditions set forth in an executed term sheet between us, or the Term Sheet, and such terms that are necessary to give effect to each of the terms and conditions set forth in the Term Sheet, or the Form Definitive Agreement. The Option period is five years from the date of the Option Agreement, subject to potential acceleration in the event we undergo a change of control.

As consideration for the Option and other rights and authorizations granted to us under the Option Agreement, we agreed to pay Sutro Biopharma upfront consideration of $22.5 million, consisting of (i) $10.0 million in cash and $7.5 million worth of shares of our common stock (the number of shares to be calculated based on the arithmetic average of the daily volume weighted average price of our common stock as traded on Nasdaq in the three consecutive trading days immediately prior to the issuance thereof), and (ii) $5.0 million payable within five business days after we and Sutro Biopharma mutually agree in writing upon the Form Definitive Agreement. The 167,780 shares of common stock issued was recorded at fair value of $8.0 million on the date of settlement, December 22, 2022. In the event that we elect to exercise the Option, we would pay Sutro Biopharma an aggregate Option exercise price of $75.0 million in cash in two installments and, upon the occurrence of certain regulatory milestones, certain additional milestone payments totaling up to $60.0 million in cash. In the event that we undergo a change of control, certain rights and payments may be accelerated.

For additional details regarding our relationship with Sutro Biopharma, see Note 6, “Commitments and Contingencies,” and Note 15, “Related Party Transactions,” to our financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Impact of COVID-19 and Other Trends

We are continuing to closely monitor the impact of the global COVID-19 pandemic on our business. In particular, the COVID-19 pandemic slowed raw material supply chains and travel restrictions delayed the qualification of key analytical equipment used in manufacturing and curtailed in-person CMO oversight of manufacturing, affecting our manufacturing processes. As the pandemic continues, we could see an additional impact on our ability to advance our programs, obtain supplies from our contract manufacturers or interact with regulators, ethics committees or other important agencies due to limitations in regulatory authority, employee resources or otherwise. In any event, if the COVID-19 pandemic continues and persists for an extended period of time, we could experience significant disruptions to our development timelines, which would adversely affect our business, financial condition, results of operations and growth prospects.

Additionally, the recent trends towards rising inflation may also materially adversely affect our business and corresponding financial position and cash flows. Inflationary factors, such as increases in the cost of our clinical trial materials and supplies, interest rates and overhead costs may adversely affect our operating results. Rising interest and inflation rates also present a recent challenge impacting the U.S. economy and could make it more difficult for us to obtain traditional financing on acceptable terms, if at all, in the future. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, we may experience increases in the near future (especially if inflation rates continue to rise) on our operating costs, including our labor costs and research and development costs, due to supply chain constraints, consequences associated with COVID-19 and the ongoing conflict between Russia and Ukraine, and employee availability and wage increases, which may result in additional stress on our working capital resources.

Components of Results of Operations

Operating Expenses

Research and Development

Research and development expenses represent costs incurred in performing research, development and manufacturing activities in support of our own product development efforts and include personnel-related costs (including salaries, employee benefits and stock-based compensation) for our personnel in research and development functions; costs related to acquiring, developing and manufacturing supplies for preclinical studies, clinical trials and other studies, including fees paid to CMOs; costs and expenses related to agreements with contract research organizations, or CROs, investigative sites and consultants to conduct non-clinical and preclinical studies and clinical trials; professional and consulting services costs; research and development consumables costs; laboratory supplies and equipment costs; and facility and other allocated costs.

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

We expect our research and development expenses to increase substantially in absolute dollars for the foreseeable future as we advance our vaccine candidates into and through preclinical studies and clinical trials, scale up our manufacturing activities, establish additional manufacturing capacity to meet potential incremental supply requirements following the initial commercial launch of VAX-24, pursue regulatory approval of our vaccine candidates and expand our pipeline of vaccine candidates. The process of conducting the necessary preclinical and clinical research and completing the manufacturing requirements to obtain regulatory approval is costly and time-consuming. The actual probability of success for our vaccine candidates may be affected by a variety of factors, including the safety and efficacy or immunogenicity of our vaccine candidates, clinical data, investment in our clinical programs, competition, manufacturing capabilities and commercial viability. We may never succeed in achieving regulatory approval for any of our vaccine candidates. As a result of the uncertainties discussed above, we are unable to determine the duration and completion costs of our research and development projects or if, when and to what extent we will generate revenue from the commercialization and sale of our vaccine candidates.

We accrue for costs related to research and development activities based on our estimates of the services received and efforts expended pursuant to quotes and contracts with vendors, including CMOs and CROs, that conduct research, development and manufacturing activities on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. There may be instances in which payments made to our vendors exceed the level of services provided and result in a prepayment of the research and development expense. Advance payments for goods and services to be used in future research and development activities are expensed when the activity has been performed or when the goods have been received. We make significant judgments and estimates in determining accrued research and development liabilities as of each reporting period based on the estimated time period over which services will be performed and the level of effort to be expended. If the actual timing of the performance of services or the level of effort varies from our estimate, we adjust the accrual or prepaid expense accordingly.

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

Our research and development costs may vary significantly based on factors such as:

•
the costs and timing of our chemistry, manufacturing and controls, or CMC, activities, including fulfilling good manufacturing practice, or GMP, related standards and compliance, and identifying and qualifying second suppliers;
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
•
the costs that may be required for secondary supply sources; and
•
the efficacy and safety profile of our vaccine candidates.

General and Administrative

General and administrative expenses consist primarily of costs and expenses related to personnel (including salaries, employee benefits and stock-based compensation) in our executive, legal, finance and accounting, human resources and other administrative functions; legal services relating to intellectual property and corporate matters; accounting, auditing, consulting and tax services; insurance; and facility and other allocated costs not otherwise included in research and development expenses. We expect our general and administrative expenses to continue to increase in absolute dollars for the foreseeable future as we increase our headcount and expand our services to support our continued research and development activities and grow our business. We expect continued increases in general and administrative expenses related to compliance with the rules and regulations of the SEC and The Nasdaq Stock Market LLC (“Nasdaq”), insurance expenses, investor relations and corporate communications activities and other administrative and professional services.

Other Income (Expense), Net

Other income (expense), net includes interest income earned from our cash and cash equivalents, grant income, foreign currency transaction gains (losses) related to our Swiss Franc and Euro cash and liability balances, loss on disposals of fixed assets and interest expense.

Grant Income

In July 2019, we received a cost-reimbursement research award from Combating Antibiotic Resistant Bacteria Biopharmaceutical Accelerator, or CARB-X, a public-private partnership funded under a Cooperative Agreement from Assistant Secretary for Preparedness and Response/Biomedical Advanced Research and Development Authority and by awards from Wellcome Trust, Germany’s Federal Ministry of Education and Research, the United Kingdom Global Antimicrobial Resistance Innovation Fund and the Bill & Melinda Gates Foundation. In connection with this funding, we entered into a cost-reimbursement sub-award agreement with the Trustees of Boston University, the administrator of the program, or the CARB-X agreement. CARB-X has awarded us total funding to date of $6.6 million, with potential funding of up to $29.7 million upon the achievement of future VAX-A1 development milestones. In January 2022, CARB-X revised the parameters for the contribution of CARB-X funding and implemented maximum funding levels for all grant recipients. As a result, our total funding available upon achievement of development milestones through Phase 1 human clinical trials was revised from $29.7 million to $14.6 million (inclusive of the $6.6 million awarded to date). Separately, the National Institute of Health, or NIH, awarded us up to $0.5 million in April 2021 to advance the development of a vaccine against Shigella infection. Grant income pursuant to our award agreements is recognized as we incur and pay qualifying expenses over the periods of the awards. We recognized $1.9 million, $1.6 million and $2.5 million in grant income for funding research and development under these awards during the years ended December 31, 2022, 2021 and 2020, respectively. Grant income is included as a component of Other income (expense), net in the statements of operations.

Results of Operations

Comparison of the Years Ended December 31, 2022 and 2021

The following table summarizes our results of operations for the periods presented:

	Year Ended December 31,		Change
	2022	2021	$	%
Operating expenses:
Research and development	$169,451	$78,411	$91,040	116.1%
Acquired manufacturing rights	22,995	-	22,995	100.0%
General and administrative	39,810	25,259	14,551	57.6%
Total operating expenses	232,256	103,670	128,586	124.0%
Loss from operations	(232,256)	(103,670)	(128,586)	124.0%
Other income (expense), net:
Interest expense	(2)	(7)	5	(71.4)%
Interest income	8,356	344	8,012	*
Grant income	1,931	1,585	346	21.8%
Realized gain on marketable securities	—	2	(2)	(100.0)%
Loss on disposal of fixed assets	(44)	—	(44)	100.0%
Foreign currency transaction gain (loss)	(1,470)	1,669	(3,139)	(188.1)%
Total other income (expense), net	8,771	3,593	5,178	144.1%
Net loss	$(223,485)	$(100,077)	$(123,408)	123.3%

* not meaningful

Operating Expenses

Research and Development Expenses

The following table summarizes our research and development expenses for the periods presented:

	Year Ended December 31,		Change
	2022	2021	$	%
Product and clinical development (1)	$80,869	$37,215	$43,654	117.3%
Personnel-related	33,776	17,476	16,300	93.3%
Professional and consulting services	5,811	4,351	1,460	33.6%
Research and development consumables	23,533	6,848	16,685	243.6%
Facility related and other allocated	17,243	8,098	9,145	112.9%
Laboratory supplies and equipment	5,498	3,421	2,077	60.7%
Other (2)	2,721	1,002	1,719	171.6%
Total research and development expenses	$169,451	$78,411	$91,040	116.1%

(1)
Includes expenses for third-party manufacturing and outsourced contract services, including preclinical studies, clinical trials and outsourced assays.
(2)
Includes travel-related expenses and other miscellaneous office expenses.

Research and development expenses increased by $91.0 million, or 116.1%, in 2022 compared to 2021. The increases of $43.7 million in product and clinical development expenses and $2.1 million in laboratory supplies and equipment were primarily due to increased VAX-31 IND readiness activities, increased VAX-24 Phase 3 readiness activities, the initiation of the VAX-24 Phase 1/2 clinical proof-of-concept study in adults 18-64 years of age and the initiation of the VAX-24 Phase 2 clinical study in adults 65 years and older, partially offset by a decrease in VAX-24 IND readiness activities as the IND application for our VAX-24 adult program was submitted in late 2021. The increase of $16.7 million in research and development consumables was primarily related to costs incurred for extract and reagents for VAX-24 Phase 3 readiness and commercial preparation activities. The increase of $16.3 million in personnel-related expenses was primarily due to growth in the number of employees in our research and development functions and higher compensation costs, including salaries, benefits and stock-based compensation expense. The increase of $9.1 million in facility related and other allocated expenses was primarily due to an increase in lease expense related to our current corporate headquarters.

Acquired Manufacturing Rights

In December 2022, we entered into the Option Agreement with Sutro Biopharma pursuant to which we acquired, among other things, the Option. As consideration for the Option and other rights and authorizations granted to us under the Option Agreement, we paid Sutro Biopharma upfront consideration. As of December 31, 2022, we have determined there is no current alternative future use of the acquired manufacturing rights paid and accrued for the Option as of December 31, 2022. We have classified such costs incurred in entering the Option Agreement as Acquired Manufacturing Rights on the accompanying statement of operations for the year ended December 31, 2022.

General and Administrative Expenses

General and administrative expenses increased by $14.6 million, or 57.6%, in 2022 compared to 2021. The increase was mainly due to increases of $11.5 million in personnel-related costs related to growth in the number of employees in our general and administrative functions and higher compensation costs, including salaries, benefits and stock-based compensation expense and $2.9 million in professional and consulting services.

Other Income (Expense), Net

Other income (expense), net increased by $5.2 million, or 144.1%, in 2022 compared to 2021. The increase was mainly due to an increase of $8.0 million in interest income resulting from higher cash balances generated from our follow-on financings in the first and fourth quarters of 2022 and our ATM program during the year and higher interest rates. This was partially offset by an increase in foreign currency losses due to the appreciation of the U.S dollar against the Swiss Franc and Euro.

Comparison of the Years Ended December 31, 2021 and 2020

The following table summarizes our results of operations for the periods presented:

	Year Ended December 31,		Change
	2021	2020	$	%
Operating expenses:
Research and development	$78,411	$73,564	$4,847	6.6%
General and administrative	25,259	16,017	9,242	57.7%
Total operating expenses	103,670	89,581	14,089	15.7%
Loss from operations	(103,670)	(89,581)	(14,089)	15.7%
Other income (expense), net:
Interest expense	(7)	(7)	—	—
Interest income	344	244	100	41.0%
Grant income	1,585	2,478	(893)	(36.0)%
Realized gain on marketable securities	2	—	2	100.0%
Foreign currency transaction gain (loss)	1,669	(2,351)	4,020	(171.0)%
Total other income (expense), net	3,593	364	3,229	887.1%
Net loss	$(100,077)	$(89,217)	$(10,860)	12.2%

Research and Development Expenses

The following table summarizes our research and development expenses for the periods presented:

	Year Ended December 31,		Change
	2021	2020	$	%
Product and clinical development (1)	$37,215	$51,072	$(13,857)	(27.1)%
Personnel-related	17,476	9,943	7,533	75.8%
Professional and consulting services	4,351	4,184	167	4.0%
Research and development consumables	6,848	2,288	4,560	199.3%
Facility related and other allocated	8,098	2,957	5,141	173.9%
Laboratory supplies and equipment	3,421	2,032	1,389	68.4%
Other (2)	1,002	1,088	(86)	(7.9)%
Total research and development expenses	$78,411	$73,564	$4,847	6.6%

(1)
Includes expenses for third-party manufacturing and outsourced contract services, including preclinical studies and outsourced assays.
(2)
Includes travel-related expenses, other miscellaneous office expenses and warrant expense.

Research and development expenses increased by $4.8 million, or, 6.6% in 2021 compared to 2020. The increase was primarily attributable to increases in (i) personnel-related expenses of $7.5 million related to the increase in the number of employees to support our research and development activities and higher stock-based compensation expense, (ii) facility related and other allocated expenses of $5.1 million resulting from increases in rent and lease expense as well as expenses allocated to research and development, (iii) research and development consumables of $4.6 million related to higher critical raw materials expenses and (iv) laboratory supplies and equipment expenses of $1.4 million mainly related to our VAX-24 and VAX-A1 programs. These increases were partially offset by a decrease of $13.9 million in product and clinical development expenses, which represented the net impact of a decrease in outsourced manufacturing expenses related to our VAX-24 program and an increase in such expenses related to our VAX-31 program.

General and Administrative Expenses

General and administrative expenses increased by $9.2 million, or, 57.7% in 2021 compared to 2020. The increase was mainly due to increases of $7.0 million in personnel-related costs related to higher stock-based compensation expense resulting from an increase in the number of options granted during the year and growth in the number of employees in our general and administrative functions, $1.3 million in professional and consulting services related primarily to compliance activities under the Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act, and technology infrastructure enhancements and $1.1 million in directors and officers insurance expense as a result of operating as a public company.

Other Income (Expense), Net

Other income (expense), net increased by $3.2 million, or, 887.1% in 2021 compared to 2020. The increase was mainly due to an increase of $4.0 million in foreign currency gains resulting from the appreciation of the U.S. Dollar against the Swiss Franc in 2021 compared to 2020, partially offset by a decrease of $0.9 million in grant income for the CARB-X program.

Liquidity and Capital Resources

From inception through December 31, 2022, we have incurred losses and negative cash flows from operations and have funded our operations primarily through the issuance of common stock, pre-funded warrants to purchase our common stock and, prior to our IPO, redeemable convertible preferred stock, totaling approximately $1.49 billion in aggregate gross proceeds and $1.42 billion net of underwriting discounts, commissions and offering expenses. As of December 31, 2022, we had $834.7 million of cash and cash equivalents, $123.2 million in investments and an accumulated deficit of $522.1 million.

On July 2, 2021, we filed a shelf registration statement on Form S-3ASR, or the Shelf Registration Statement, under which we may, from time to time, sell securities in one or more offerings of our common stock, preferred stock, debt securities or warrants. The Shelf Registration Statement became automatically effective upon the filing of the Form S-3ASR on July 2, 2021.

In July 2021, we entered into an Open Market Sales AgreementSM, or the ATM Sales Agreement, with Jefferies LLC, which provides that, upon the terms and subject to the conditions and limitations set forth in the ATM Sales Agreement, we may elect to issue and sell, from time to time, shares of our common stock having an aggregate offering price of up to $150.0 million through Jefferies acting as our sales agent or principal. Under the ATM Sales Agreement, Jefferies may sell the shares of common stock by any method permitted by law deemed to be an “at-the-market offering” as defined under the Securities Act of 1933, as amended, in block transactions or in privately-negotiated transactions with our consent. Jefferies will use commercially reasonable efforts to sell the shares of common stock subject to the ATM Sales Agreement from time to time, based upon our instructions (including any price, time or size limits or other customary parameters or conditions that we may impose). We will pay Jefferies a commission of up to 3.0% of the gross sales proceeds of any common stock sold through Jefferies under the ATM Sales Agreement; however, we are not obligated to make any sales of common stock. As of December 31, 2022, we have sold 4,488,573 shares of our common stock under the ATM Sales Agreement at an average price of $25.56 per share for aggregate gross proceeds of $114.7 million ($111.2 million net of commissions and offering expenses).

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

In October 2022, we completed an underwritten public offering of 17,812,500 shares of our common stock, which included the full exercise of the underwriters' option to purchase an additional 2,812,500 shares, at a price of $32.00 per share and pre-funded warrants to purchase 3,750,000 shares of our common stock at a price of $31.999 per underlying share. In aggregate, we received $651.6 million in net proceeds after deducting underwriting discounts and commissions and other offering expenses payable by us, and excluding the exercise of any pre-funded warrants.

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
•
our exercise of the Option with Sutro Biopharma;
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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Net cash used in operating activities	$(170,597)	$(121,393)	$(46,628)
Net cash provided by (used in) investing activities	74,585	(212,308)	(1,105)
Net cash provided by financing activities	861,547	17,796	374,870
Effect of exchange rate changes on cash and cash equivalents	137	(439)	87
Net increase (decrease) in cash and cash equivalents	$765,672	$(316,344)	$327,224

Cash Flows from Operating Activities

Net cash used in operating activities for the year ended December 31, 2022 was $170.6 million, which primarily resulted from a net loss of $223.5 million, partially offset by non-cash charges of $40.2 million and a net change in operating assets and liabilities of $12.7 million. Non-cash charges primarily consisted of $23.7 million in stock-based compensation, $8.0 million in non-cash payments for the acquired manufacturing rights, $6.6 million in amortization of right-of-use, or ROU, assets and $2.6 million in depreciation and amortization. The net change in operating assets and liabilities of $12.7 million was primarily due to increases in cash flows from accrued expenses of $7.2 million, accrued payable of $2.9 million and accrued manufacturing expenses of $3.8 million, partially offset by a decrease in cash flows from accrued compensation of $2.3 million.

Net cash used in operating activities for the year ended December 31, 2021 was $121.4 million, which primarily resulted from a net loss of $100.1 million and a net change in operating assets and liabilities of $37.0 million, partially offset by non-cash charges of $15.7 million. The net change in operating assets and liabilities of $37.0 million was primarily due to decreases in cash flows due to operating lease liabilities of $12.9 million resulting from leasehold improvements costs applied against such liabilities upon the commencement of our San Carlos office lease in December 2021; accounts payable of $12.5 million resulting primarily from the payment of deferred Lonza payables in December 2021; accrued manufacturing expenses of $8.6 million resulting from timing of payments; and prepaid and other current assets of $7.4 million related to a receivable for reimbursement of tenant improvement allowance and prepayments on various contracts, including repairs and maintenance, production of critical raw materials, research and clinical trial preparation. These changes were partially offset by increases in cash flows due to accrued expenses of $4.6 million primarily related to costs associated with the manufacture of extract in connection with our relationship with Sutro Biopharma. Non-cash charges consisted of $10.7 million in stock-based compensation expense, $1.8 million in depreciation and amortization, $1.7 million in amortization of operating lease ROU assets and $1.4 million in net amortization of premiums on investments.

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

Cash Flows from Investing Activities

Cash from investing activities for the year ended December 31, 2022 was $74.6 million, which related primarily to $168.7 million in maturities of investments and $14.5 million in sales of investments, partially offset by $102.7 million in purchases of investments and $5.8 million in purchases of lab equipment and furniture and fixtures.

Cash used in investing activities for the year ended December 31, 2021 was $212.3 million, which related primarily to $336.3 million in purchases of investments and $6.6 million in purchases of lab equipment and furniture and fixtures, partially offset by $100.5 million in maturities of investments and $30.1 million in sales of investments.

Cash used in investing activities for the year ended December 31, 2020 was $1.1 million which related primarily to purchases of lab equipment and leasehold improvements.

Cash Flows from Financing Activities

Cash provided by financing activities for the year ended December 31, 2022 was $861.5 million, which primarily consisted of net proceeds from the follow-on offerings in the first and fourth quarters of 2022 of $759.2 million, net proceeds from shares issued under our ATM Sales Agreement of $97.3 million and proceeds from exercises of common stock options of $4.9 million.

Cash provided by financing activities for the year ended December 31, 2021 was $17.8 million, which primarily consisted of net proceeds from shares issued under our ATM Sales Agreement of $13.9 million and proceeds from exercises of common stock options of $3.0 million.

Cash provided by financing activities for the year ended December 31, 2020 was $374.9 million, which primarily consisted of net proceeds of $264.0 million from our IPO and $109.9 million from the issuance of our Series D redeemable convertible preferred stock.

Contractual Obligations and Commitments

Our material cash requirements include the following contractual and other obligations.

Leases

We have operating lease agreements for our office spaces. As of December 31, 2022, we had lease payment obligations totaling $20.6 million, of which $6.7 million is payable within one year.

Option Agreement

Pursuant to the Option Agreement, we and Sutro Biopharma have agreed to negotiate the terms and conditions of the Form Definitive Agreement. Within five business days after we and Sutro Biopharma mutually agree in writing upon the Form Definitive Agreement, we have agreed to pay Sutro Biopharma $5.0 million. Additionally, in the event that we elect to exercise the Option, we would pay Sutro Biopharma an aggregate Option exercise price of $75.0 million in cash in two installments and, upon the occurrence of certain regulatory milestones, certain additional milestone payments totaling up to $60.0 million in cash. In the event that we undergo a change of control, certain rights and payments may be accelerated.

Purchase Obligations

We have certain payment obligations under various license agreements. Under these agreements, we are required to make milestone payments upon successful completion and achievement of certain intellectual property, clinical, regulatory and sales milestones. The payment obligations under the license agreements are contingent upon future events such as our achievement of specified development, clinical, regulatory and commercial milestones, and we will be required to make development milestone payments and royalty payments in connection with the sale of products developed under these agreements. As the achievement and timing of these future milestone payments are not probable or estimable, such amounts have not been included in our balance sheets as of December 31, 2022 or December 31, 2021.

We enter into agreements in the normal course of business with CMOs and other vendors for manufacturing services and raw materials purchases. We rely on several third-party manufacturers for our manufacturing requirements. As of December 31, 2022, we had the following amounts of non-cancelable purchase commitments related to manufacturing services and raw materials purchased due to our key manufacturing partners. These amounts represent our minimum contractual obligations, including termination fees. If we terminate certain firm orders with our key manufacturing partners, we will be required to pay for the manufacturing services scheduled or raw materials purchased under our arrangements. The actual amounts we pay in the future to the vendors under such agreements may differ from the purchase order amounts.

Years ending December 31,	(in thousands)
2023	$123,099
2024	2,471
Total non-cancelable purchase commitments due to key manufacturing partners	$125,570

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

Stock-based compensation expense related to awards to non-employees is recognized based on the then-current fair value at each measurement date over the associated service period of the award, which is generally the vesting term, using the straight-line method. The fair value of non-employee stock options is estimated using the Black-Scholes valuation model with assumptions generally consistent with those used for employee stock options, with the exception of the expected term, which is the remaining contractual life at each measurement date. Refer to Note 2, “Basis of Presentation and Summary of Significant Accounting Policies,” and Note 10, “Equity Incentive Plans,” to our financial statements for more information on assumptions used in estimating stock-based compensation expense.

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

Under ASC 842, we assess all arrangements that convey the right to control the use of property, plant and equipment, at inception, to determine if it is, or contains, a lease based on the unique facts and circumstances present in the arrangements. In addition, we determine whether leases meet the classification criteria of a finance or operating lease at the lease commencement date considering: (i) whether the lease transfers ownership of the underlying asset to the lessee at the end of the lease term, (ii) whether the lease contains a bargain purchase option, (iii) whether the lease term is for a major part of the remaining economic life of the underlying asset, (iv) whether the present value of the sum of the lease payments and residual value guaranteed by the lessee equals or exceeds substantially all of the fair value of the underlying asset, and (v) whether the underlying asset is of such a specialized nature that it is expected to have no alternative use to the lessor at the end of the lease term. As of December 31, 2022, our lease population consisted only of operating real estate leases.

Once a lease is identified and its classification determined, we recognize a ROU asset, and a corresponding lease liability. Lease liabilities are recorded based on the present value of lease payments over the expected least term. The corresponding ROU asset is measured from the initial lease liability, adjusted by (i) accrued or prepaid rents, (ii) remaining unamortized initial direct costs and lease incentives, and (iii) any impairments of the ROU asset.

Significant assumptions utilized in recognizing the ROU asset and corresponding lease liabilities included the expected lease term and the incremental borrowing rate. The expected lease term includes both contractual lease periods and, as applicable, extensions of the lease term when we have determined the exercise of the option to extend is reasonably certain to occur. The incremental borrowing rate was utilized to discount lease payments over the expected term given our operating leases do not provide an implicit rate. We estimated the incremental borrowing rate based on an analysis of corporate bond yields with a credit rating similar to us. The determination of our incremental borrowing rate requires management judgment, including development of a synthetic credit rating and cost of debt, as we currently do not carry any debt. We believe that the estimates used in determining the incremental borrowing rate are reasonable based upon current facts and circumstances.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Our cash and cash equivalents as of December 31, 2022 and December 31, 2021 consisted of readily available checking and money market funds. As of December 31, 2022, we also invested in U.S. Treasury securities, U.S. government agency securities, corporate debt, commercial paper and asset-backed securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the nature of the instruments in our portfolio, a sudden change in market interest rates would not be expected to have a material impact on our financial condition or results of operations. We believe that our exposure to interest rate risks is not significant and that a hypothetical 10% movement in market interest rates would not have a significant impact on the total value of our portfolio or our interest income. In addition, we do not believe that our cash and cash equivalents have significant risk of default or illiquidity.

Foreign Currency Risk

We are exposed to market risk related to changes in foreign currency exchange rates, mainly relating to our contract with Lonza, our CMO in Switzerland. We have also entered into a limited number of contracts with other parties with payments denominated in foreign currencies. Payments under these contracts are made in foreign currencies and are subject to fluctuations in foreign currency rates. We do not currently have a formal program in place to hedge foreign currency risks. However, from time to time, we buy Swiss Francs, or CHF, which is the majority of our foreign currency exposure, at market and are holding CHF in our bank accounts. As of December 31, 2022 and December 31, 2021, we had approximately $21.8 million and $18.8 million of CHF cash and cash equivalents, respectively, held at one financial institution. As of December 31, 2022 and December 31, 2021, we had foreign currency denominated accounts payable and accrued expenses of $13.9 million and $6.9 million, respectively. To date, foreign currency transaction gains and losses have not been material to our financial statements. The following table shows the impact of a hypothetical 10% increase or decrease in current exchange rates on our net assets as of December 31, 2022 and our net loss for the twelve months ended December 31, 2022:

	Impact on Net Assets as of December 31, 2022	Impact on Net Loss for Twelve Months Ended December 31, 2022
	(in thousands)
Hypothetical Change in Currency Exchange Rates
10% increase	$789	$4,644
10% decrease	$(789)	$(4,644)

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

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Vaxcyte, Inc. (the "Company") as of December 31, 2022 and 2021, the related statements of operations and comprehensive loss, redeemable convertible preferred stock and stockholders' equity (deficit), and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.

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
o
Obtaining cash disbursements to test the accuracy of the accrual.

o
Performing a lookback analysis by comparing the estimated accrual balance as of December 31, 2021, to the invoices received after year-end to evaluate the Company’s ability to estimate the accrual.

/s/ Deloitte & Touche LLP

San Francisco, California

February 27, 2023

We have served as the Company's auditor since 2017.

VAXCYTE, INC.

Balance Sheets

(in thousands, except share and per share data)

	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$834,657	$68,985
Short-term investments	96,719	176,985
Prepaid expenses and other current assets	11,179	10,378
Total current assets	942,555	256,348
Property and equipment, net	10,360	7,954
Operating lease right-of-use assets	21,288	27,958
Long-term investments	26,549	27,117
Restricted cash	871	871
Other assets	4,555	4,089
Total noncurrent assets	63,623	67,989
Total assets	$1,006,178	$324,337

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$9,795	$6,758
Accrued compensation	1,180	3,455
Accrued manufacturing expenses	8,265	4,440
Accrued expenses	15,375	8,787
Operating lease liabilities — current	5,910	5,276
Total current liabilities	40,525	28,716
Operating lease liabilities — long-term	12,031	11,507
Other liabilities	9	96
Total liabilities	52,565	40,319

Commitments and contingencies (Note 6)
Stockholders' Equity
Preferred stock, $0.001 par value — 10,000,000 authorized at December 31, 2022 and December 31, 2021; no shares issued and outstanding at December 31, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value — 500,000,000 shares authorized at December 31, 2022 and December 31, 2021; 79,470,670 and 53,031,978 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively	82	56
Additional paid-in capital	1,476,018	582,844
Accumulated other comprehensive loss	(361)	(241)
Accumulated deficit	(522,126)	(298,641)
Total stockholders' equity	953,613	284,018
Total liabilities and stockholders' equity	$1,006,178	$324,337

The accompanying notes are an integral part of these financial statements.

VAXCYTE, INC.

Statements of Operations

(in thousands, except share and per share data)

	Year Ended December 31,
	2022	2021	2020
Operating expenses:
Research and development (including related party expenses of $0, $2,359 and $1,331 in 2022, 2021 and 2020, respectively)	$169,451	$78,411	$73,564
Acquired manufacturing rights (Note 6)	22,995	-	-
General and administrative	39,810	25,259	16,017
Total operating expenses	232,256	103,670	89,581
Loss from operations	(232,256)	(103,670)	(89,581)
Other income (expense), net:
Interest expense	(2)	(7)	(7)
Interest income	8,356	344	244
Grant income	1,931	1,585	2,478
Realized gains on marketable securities	—	2	—
Loss on disposal of fixed assets	(44)	—	—
Foreign currency transaction (losses) gains	(1,470)	1,669	(2,351)
Total other income (expense), net	8,771	3,593	364
Net loss	$(223,485)	$(100,077)	$(89,217)
Net loss per share, basic and diluted	$(3.44)	$(1.93)	$(3.02)
Weighted-average shares outstanding, basic and diluted	64,877,988	51,922,108	29,545,810

The accompanying notes are an integral part of these financial statements.

VAXCYTE, INC.

Statements of Comprehensive Loss

(in thousands)

	Year Ended December 31,
	2022	2021	2020
Net Loss	$(223,485)	$(100,077)	$(89,217)
Other comprehensive loss:
Unrealized losses on investments	(120)	(241)	—
Comprehensive Loss	$(223,605)	$(100,318)	$(89,217)

The accompanying notes are an integral part of these financial statements.

VAXCYTE, INC.

Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share data)

	Series A		Series B		Series C		Series D						Accumulated	Total
	Redeemable Convertible		Redeemable Convertible		Redeemable Convertible		Redeemable Convertible				Additional		Other	Stockholders’
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	(Deficit)
Balance — December 31, 2019	6,225,719	$24,967	6,786,896	$55,151	7,377,480	$80,192	—	$—	4,059,909	$7	$2,967	$(109,347)	$—	$(106,373)
Issuance of Series D redeemable convertible preferred stock, net of issuance costs of $121	—	—	—	—	—	—	8,220,242	$109,879	—	—	—	—	—	—
Conversion of preferred stock	(6,225,719)	(24,967)	(6,786,896)	(55,151)	(7,377,480)	(80,192)	(8,220,242)	(109,879)	28,610,337	29	270,161		—	270,190
Conversion of common stock warrant	—	—	—	—	—	—	—	—	30,278	—	—	—	—	—
Conversion of preferred stock warrant	—	—	—	—	—	—	—	—	16,591	—	—	—	—	—
Warrant liability write-off	—	—	—	—	—	—	—	—	—	—	629	—	—	629
Issuance of common stock upon initial public offering, net of issuance costs of $3,368	—	—	—	—	—	—	—	—	17,968,750	18	263,989	—	—	264,007
Exercise of stock options	—	—	—	—	—	—	—	—	343,444	—	635	—	—	635
Issuance of common stock related to early exercised stock options	—	—	—	—	—	—	—	—	14,819	—	—	—	—	—
Issuance of common stock under Employee Stock Purchase Plan	—	—	—	—	—	—	—	—	27,465	—	374		—	374
Vesting of early exercised stock options	—	—	—	—	—	—	—	—	—	—	164	—	—	164
Issuance of preferred stock	—	—	—	—	—	—	—	—	—	—		—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	5,434	—	—	5,434
Net loss	—	—	—	—	—	—	—	—	—	—	—	(89,217)	—	(89,217)
Balance — December 31, 2020	—	$—	—	$—	—	$—	—	$—	51,071,593	$54	$544,353	$(198,564)	$—	$345,843
Exercise of stock options	—	—	—	—	—	—	—	—	931,114	—	3,012	—	—	3,012
Issuance of common stock to Lonza Ltd.	—	—	—	—	—	—	—	—	399,680	1	10,000	—	—	10,001
Issuance of common stock in connection with at-the market offering, net of issuance costs of $479	—	—	—	—	—	—	—	—	567,045	1	13,846	—	—	13,847
Issuance of common stock under Employee Stock Purchase Plan	—	—	—	—	—	—	—	—	62,546	—	888	—	—	888
Vesting of early exercised stock options	—	—	—	—	—	—	—	—	—	—	16	—	—	16
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	10,729	—	—	10,729
Unrealized losses on investment	—	—	—	—	—	—	—	—	—	—	—	—	(241)	(241)
Net loss	—	—	—	—	—	—	—	—	—	—	—	(100,077)	—	(100,077)
Balance — December 31, 2021	—	$—	—	$—	—	$—	—	$—	53,031,978	$56	$582,844	$(298,641)	$(241)	$284,018
Exercise of stock options	—	—	—	—	—	—	—	—	1,178,572	1	4,894	—	—	4,895
Issuance of common stock and pre-funded warrants in connection with public follow -on offerings, net of issuance costs of $45,814	—	—	—	—	—	—	—	—	21,062,500	21	759,160	—	—	759,181
Issuance of common stock in connection with at-the market offering, net of issuance costs of $3,107	—	—	—	—	—	—	—	—	3,921,528	4	97,295	—	—	97,299
Issuance of common stock for Sutro stock payment									167,780	—	7,995	—	—	7,995
Issuance of common stock under Employee Stock Purchase Plan	—	—	—	—	—	—	—	—	61,709	—	1,033	—	—	1,033
Release of restricted stock units									46,603	—	(861)	—	—	(861)
Vesting of early exercised stock options	—	—	—	—	—	—	—	—	—	—	8	—	—	8
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	23,650	—	—	23,650
Unrealized losses on investment	—	—	—	—	—	—	—	—	—	—	—	—	(120)	(120)
Net loss	—	—	—	—	—	—	—	—	—	—	—	(223,485)	—	(223,485)
Balance — December 31, 2022	—	$—	—	$—	—	$—	—	$—	79,470,670	$82	$1,476,018	$(522,126)	$(361)	$953,613

The accompanying notes are an integral part of these financial statements.

VAXCYTE, INC.

Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net loss	$(223,485)	$(100,077)	$(89,217)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,577	1,800	1,405
Stock-based compensation expense	23,650	10,729	5,434
Non-cash payments for acquired manufacturing rights	7,995	—	—
Change in fair value of redeemable convertible preferred stock warrant	—	—	179
Loss on disposal of assets	44	97	34
Asset impairment charges	213	—	267
Amortization of operating lease right-of-use assets	6,619	1,657	—
Net amortization of premiums on investments	(947)	1,406	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	433	(7,369)	(58)
Other assets	(465)	(3,539)	(75)
Operating lease liabilities	1,151	(12,856)	—
Accounts payable	2,896	(12,470)	26,102
Accrued compensation	(2,275)	3,170	(130)
Accrued manufacturing expenses	3,826	(8,572)	7,235
Accrued expenses	7,171	4,631	2,207
Deferred rent and other long-term liabilities	—	—	(11)
Net cash used in operating activities	(170,597)	(121,393)	(46,628)
Cash flows from investing activities:
Purchases of property and equipment	(5,848)	(6,555)	(1,155)
Purchases of investments	(102,745)	(336,341)	—
Maturities of investments	168,691	100,500	—
Sales of investments	14,480	30,062	—
Proceeds from sales of property and equipment	7	26	50
Net cash provided by (used in) investing activities	74,585	(212,308)	(1,105)
Cash flows from financing activities:
Payments of capital lease obligations	—	—	(61)
Proceeds from initial public offering, net of issuance costs	—	—	264,007
Proceeds from issuance of common stock and pre-funded warrants from follow-on offerings, net of issuance costs	759,181	—	—
Proceeds from issuance of common stock under ATM Sales Program, net of issuance costs	97,299	13,896	—
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	—	—	109,879
Proceeds from exercise of common stock options	4,895	3,012	635
Proceeds from issuance of common stock related to early exercised stock options	—	—	36
Proceeds from issuance of common stock under the Employee Stock Purchase Plan	1,033	888	374
Release of restricted stock units	(861)	—	—
Net cash provided by financing activities	861,547	17,796	374,870
Effect of exchange rate changes on cash and cash equivalents	137	(439)	87
Net increase (decrease) in cash, cash equivalents and restricted cash	765,672	(316,344)	327,224
Cash, cash equivalents and restricted cash, beginning of period	69,856	386,200	58,976
Cash, cash equivalents and restricted cash, end of period	$835,528	$69,856	$386,200
Supplemental disclosure of cash flow information:
Cash paid for interest	$2	$7	$7
Supplemental disclosures of non-cash investing and financing activities:
Purchases of property and equipment recorded in accounts payable and accrued expenses	$110	$766	$494
Issuance of common stock for acquired manufacturing rights	$7,995	$—	$—
Conversion of convertible preferred stock into common stock	$—	$—	$270,190
Stock issued for payment of accounts payable	$—	$10,000	$—
Deferred offering costs included in accounts payable and accrued expenses	$—	$—	$134

The accompanying notes are an integral part of these financial statements.

VAXCYTE, INC.

Notes to Financial Statements

1. Company Organization and Nature of Business

Vaxcyte, Inc. (“we,” “us,” “the Company,” or “Vaxcyte”), headquartered in San Carlos, California, was incorporated in the state of Delaware on November 27, 2013 as SutroVax, Inc. and we changed our name to Vaxcyte, Inc. on May 15, 2020. We are a clinical-stage vaccine innovation company engineering high-fidelity vaccines to protect humankind from the consequences of bacterial diseases. We are developing broad-spectrum conjugate and novel protein vaccines to prevent or treat bacterial infectious diseases. We are re-engineering the way highly complex vaccines are made through modern synthetic techniques, including advanced chemistry and the XpressCF cell-free protein synthesis platform, exclusively licensed from Sutro Biopharma, Inc. ("Sutro Biopharma"). Unlike conventional cell-based approaches, our system for producing difficult-to-make proteins and antigens is intended to accelerate our ability to efficiently create and deliver high-fidelity vaccines with enhanced immunological benefits.

Our primary activities since incorporation have been to perform research and development, undertake preclinical and clinical studies and conduct manufacturing activities in support of our product development efforts; organize and staff our Company; establish our intellectual property portfolio; and raise capital to support and expand such activities.

Reverse Stock Split

On June 5, 2020, we filed a certificate of amendment to our amended and restated certificate of incorporation to affect a one-for-1.6870 reverse stock split of our issued and outstanding common stock, preferred stock, stock options and warrants effective on June 5, 2020. Accordingly, all share and per share amounts for all periods presented in the financial statements and notes thereto have been retroactively adjusted.

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

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding annual reporting.

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

We are subject to supplier concentration risk from our suppliers. Although we are working to establish secondary sources of supply, we currently source several of our critical raw materials from single source suppliers. We also use one contract manufacturing organization (“CMO”), Lonza Ltd. (“Lonza”), to handle most of our manufacturing activities for our VAX-24 and VAX-31 programs. If we were to experience disruptions in raw materials supplied by our suppliers, or in manufacturing activities at Lonza, we may experience significant delays in our product development timelines and may incur substantial costs to secure alternative sources of raw materials or manufacturing.

Our future results of operations involve a number of other risks and uncertainties. Factors that could affect our future operating results and cause actual results to vary materially from expectations include, but are not limited to: our early stages of clinical vaccine development; our ability to advance vaccine candidates into, and successfully complete, clinical trials on the timelines we project; our ability to adequately demonstrate sufficient safety and immunogenicity or efficacy of our vaccine candidates; our ability to enroll subjects in our ongoing and future clinical trials; our ability to successfully manufacture and supply our vaccine candidates for clinical trials; our ability to obtain additional capital to finance our operations; our ability to obtain, maintain and protect our intellectual property rights; developments relating to our competitors and our industry, including competing vaccine candidates; general and market conditions; and other risks and uncertainties, including those more fully described in the “Risk Factors” section of this Annual Report on Form 10-K.

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

Cash, Cash Equivalents and Restricted Cash

We consider all highly liquid investments purchased with original maturities of three months or less from the date of purchase to be cash equivalents. Cash equivalents consist primarily of amounts invested in money market funds and commercial paper and are stated at their fair values. Restricted cash consists of a standby letter of credit, which was issued in the first quarter of 2021, that serves as collateral for the lease agreement for our current corporate headquarters. Cash, cash equivalents and restricted cash as reported within the statement of cash flows consisted of the following:

	Years Ended December 31,
	2022	2021	2020
	(in thousands)
Cash and cash equivalents	$834,657	$68,985	$386,200
Restricted cash	871	871	—
Cash, cash equivalents and restricted cash	$835,528	$69,856	$386,200

Investments

Our investments have been classified and accounted for as available-for-sale securities. Fixed income securities consist of U.S. Treasury securities, U.S. government agency securities, corporate debt, commercial paper and asset-backed securities. These securities are recorded on the balance sheets at fair value. Unrealized gains and losses on these securities are included as a separate component of accumulated other comprehensive loss. The cost of investment securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in other income (expense), net. Realized gains and losses are also included in other income (expense), net. When the fair value of a debt security declines below its amortized cost basis, any portion of that decline attributable to credit losses, to the extent expected to be nonrecoverable before the sale of the security, is recognized in our statements of operations. When the fair value of a debt security declines below its amortized cost basis due to changes in interest rates, such amounts are recorded in other comprehensive loss, and are recognized in our statements of operations only if we sell or intend to sell the security before recovery of its cost basis.

Deferred Offering Costs

Deferred offering costs consist of fees and expenses incurred in connection with the sale of our common stock in equity transactions, including legal, accounting, printing and other issuance-related costs. Prior to the completion of equity transactions, deferred offering costs are included in Other assets on the balance sheet. In connection with and as of the closing of equity transactions, these costs are reclassified to Additional paid-in capital, representing a reduction to the gross proceeds. As of December 31, 2022 and 2021, $0 million and $0.5 million of deferred offering costs, respectively, were included in Other assets on the balance sheets.

Property and Equipment, Net

Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally three to five years. Leasehold improvements are amortized over the shorter of the expected life or lease term. Repairs and maintenance expenditures, which are not considered improvements and do not extend the useful life of property and equipment, are expensed as incurred. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation and amortization are removed from the balance sheet and the resulting gain or loss is reflected in the statement of operations in the period realized.

Leases

Under Financial Accounting Standards Board ("FASB") Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842) and its associated amendments (“ASC 842”), we determine if an arrangement is a lease at inception. In addition, we determine whether a lease meets the classification criteria of a finance or operating lease at the lease commencement date considering whether: (i) the lease transfers ownership of the underlying asset to the lessee at the end of the lease term; (ii) the lease grants the lessee an option to purchase the underlying asset that the lessee is reasonably certain to exercise; (iii) the lease term is for a major part of the remaining economic life of the underlying asset; (iv) the present value of the sum of the lease payments and residual value guaranteed by the lessee equals or exceeds substantially all of the fair value of the underlying asset; and (v) the underlying asset is such a specialized nature that it is expected to have no alternative use to the lessor at the end of the lease term. As of December 31, 2022, our lease population consisted of real estate operating leases. As of December 31, 2022, we did not have any finance leases.

Operating leases are included in Operating lease right-of-use ("ROU") assets, Operating lease liabilities - current and Operating lease liabilities - long term in our balance sheet. ROU assets represent our right to use the underlying assets for the lease term and lease liabilities represent our obligation to make lease payments arising from the leases. Operating lease ROU assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. In determining the present value of lease payments, if the rate implicit in the lease is not readily determinable, we use our incremental borrowing rate based on the information available at the lease commencement date. We determine the incremental borrowing rate based on an analysis of corporate bond yields with a credit rating similar to us. The determination of our incremental borrowing rate requires management judgment, including development of a synthetic credit rating and cost of debt, as we currently do not carry any debt. We believe that the estimates used in determining the incremental borrowing rate are reasonable based upon current facts and circumstances. Applying different judgment to the same facts and circumstances could yield a different incremental borrowing rate. The operating lease ROU assets also include adjustments for prepayments and accrued lease payments and exclude lease incentives. ROU assets and lease liabilities may include options to extend or terminate leases if it is reasonably certain that we will exercise such options. Lease payments which are fixed and determinable are amortized as rent and lease expense on a straight-line basis over the expected lease term. Variable lease costs, which are dependent on usage, a rate or index, including common area maintenance charges, are expensed as incurred. Lease agreements that include lease and non-lease components are accounted for as a single lease component. Lease agreements with non-cancelable terms of less than 12 months are not recorded on our balance sheets.

Impairment of Long-Lived Assets

We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparing the carrying amount to the future undiscounted net cash flows which the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the projected discounted future net cash flows generated by the assets. There were $0.2 million, $0 and $0.3 million of impairments of long-lived assets during the years ended December 31, 2022, 2021 and 2020, respectively.

Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. The carrying amounts of our financial instruments, including cash and cash equivalents, prepaid and other current assets, accounts payable, accrued expenses, and other liabilities, approximate fair value due to their short-term maturities. Prior to their automatic conversion upon our IPO in June 2020, the redeemable convertible preferred stock tranche liability and redeemable convertible preferred stock warrant were carried at fair value (See Note 3, "Fair Value Measurements and Fair Value of Financial Instruments").

Research and Development

Research and development costs are expensed as incurred. Research and development costs include salaries, stock-based compensation and benefits for employees performing research and development activities, an allocation of facility and overhead expenses, expenses incurred under agreements with consultants, CMOs, contract research organizations (“CROs”) and investigative sites that conduct preclinical studies, clinical trials other supplies and costs associated with product development efforts, preclinical activities, clinical trials and regulatory operations.

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

Acquired Manufacturing Rights

In December 2022, we entered into an option agreement with Sutro Biopharma, Inc. (the "Option Agreement"). As of December 31, 2022, the option granted under the Option Agreement is a right, but not an obligation, to obtain certain exclusive rights to internally manufacture or source extract from certain CMOs and the right to independently develop and make improvements to the extract for use in connection with the exploitation of certain vaccine compositions (the “Option”). As consideration for the Option and other rights and authorizations granted to us under the Option Agreement, we paid Sutro Biopharma upfront consideration. As of December 31, 2022, we have determined there is no current alternative future use of the acquired manufacturing rights paid and accrued for the Option as of December 31, 2022. We have classified such costs incurred in entering the Option Agreement as Acquired Manufacturing Rights on the accompanying statement of operations for the year ended December 31, 2022. See Note 6, "Commitments and Contingencies, Sutro Option Agreement," for further details.

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

In evaluating the ability to recover our deferred income tax assets, we consider all available positive and negative evidence, including our operating results, ongoing tax planning and forecasts of future taxable income on a jurisdiction-by-jurisdiction basis. In the event we determine that we would be able to realize our deferred income tax assets in the future in excess of their net recorded amount, we would make an adjustment to the valuation allowance that would reduce the provision for income taxes. Conversely, in the event that all or part of the net deferred tax assets are determined not to be realizable in the future, an adjustment to the valuation allowance would be charged to earnings in the period when such determination is made. As of December 31, 2022 and 2021, we have recorded a full valuation allowance on our deferred tax assets.

Tax benefits related to uncertain tax positions are recognized when it is more likely than not that a tax position will be sustained during an audit. Interest and penalties related to unrecognized tax benefits are included within the provision for income tax.

Stock-Based Compensation Expense

For options granted to employees, non-employees and directors, stock-based compensation is measured at grant date based on the fair value of the award. We determine the grant-date fair value of the options using the Black-Scholes option-pricing model. The fair value of restricted stock and restricted stock unit (“RSU”) awards is determined based on the number of units granted and the closing price of the Company’s common stock as of the grant-date. The grant-date fair value of awards is amortized over the employees’ requisite service period or the non-employees’ vesting period as the services are rendered. Forfeitures are accounted for as they occur. Additionally, our 2020 Employee Stock Purchase Plan is deemed to be a compensatory plan and is therefore included in stock-based compensation expense.

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

Net Loss Per Share

Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common stock outstanding, including pre-funded warrants, during the period, without consideration of potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common stock and potentially dilutive securities outstanding for the period. For purposes of the diluted net loss per share calculation, redeemable convertible preferred stock, redeemable convertible preferred stock warrant, common stock subject to repurchase, and stock options are considered to be potentially dilutive securities. Shares of common stock into which the pre-funded warrants may be exercised are considered outstanding for the purposes of computing net loss per share because the shares may be issued for little consideration, are fully vested and are exercisable after the original issuance date.

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

Recently Adopted Accounting Pronouncements

In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832): Disclosure by Business Entities about Government Assistance, which requires disclosures about transactions with a government entity that are accounted for by applying a grant or contribution accounting model by analogy to other accounting guidance, such as a grant model within International Accounting Standard 20, Accounting for Government Grants and Disclosure of Government Assistance (Subtopic 958-605), Not-For-Profit Entities - Revenue Recognition. The required disclosures include (i) the nature of the transaction and the related accounting policy used to account for the transaction, (ii) the financial statement line items that are affected by the transactions and (iii) the significant terms and conditions of the transactions, including commitments and contingencies. This standard is effective for annual periods beginning after December 15, 2021, with early adoption and retrospective or prospective application permitted. This standard is effective for us on January 1, 2022 and only impacts annual financial statement footnote disclosures. In Note 12, "Funding Arrangement," we included disclosures on our cost-reimbursement research award from Combating Antibiotic Resistant Bacteria Biopharmaceutical Accelerator ("CARB-X"). We have adopted this standard as required by the effective date. The adoption of this standard did not have a material impact on our financial statements.

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

Level 1 securities consist of highly liquid money market funds for which the carrying amounts approximate their fair values due to their short maturities. U.S. Treasury securities are valued using Level 1 inputs based on unadjusted, quoted prices in active markets that are observable at the measurement date for identical assets or liabilities. Level 2 securities, consisting of corporate debt, commercial paper, U.S. government agency securities and asset-backed securities, are measured based on other observable inputs, including broker or dealer quotations or alternative pricing sources. When quoted prices in active markets for identical assets or liabilities are not available, we rely on non-binding quotes from our investment managers, which are based on proprietary valuation models of independent pricing services. These models generally use inputs such as observable market data, quoted market prices for similar instruments or historical pricing trends of securities relative to our peers. To validate the fair value determinations provided by our investment managers, we review the pricing movement in the context of overall market trends and trading information from our investment managers. In addition, we assess the inputs and methods used in determining the fair value in order to determine the classification of securities in the fair value hierarchy. We had no Level 3 securities either as of December 31, 2022 or 2021.

There were no transfers within the hierarchies during the years ended December 31, 2022 or 2021.

We invested in money market funds as of December 31, 2020. In January 2021, we started to invest some of our funds in corporate debt, commercial paper, U.S. Treasury securities, U.S. government agency securities and asset-backed securities. The following tables set forth our financial instruments measured at fair value on a recurring basis by level within the fair value hierarchy at December 31, 2022 and 2021:

		December 31, 2022
	Fair Value Hierarchy Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Assets		(in thousands)
Cash and cash equivalents:
Cash	Level 1	$56,198	$—	$—	$56,198
Money market funds	Level 1	680,934	—	—	680,934
Commercial paper	Level 2	92,581	—	(34)	92,547
U.S. government agency securities	Level 2	4,978	—	—	4,978
Total cash and cash equivalents		834,691	—	(34)	834,657
Investments:
U.S. Treasury securities	Level 1	37,651	—	(70)	37,581
Commercial paper	Level 2	28,161	—	(17)	28,144
Corporate debt	Level 2	25,402	—	(131)	25,271
Asset backed securities	Level 2	6,954	20	—	6,974
U.S. government agency securities	Level 2	25,427	19	(148)	25,298
Total investments		123,595	39	(366)	123,268

Total assets measured at fair value		$958,286	$39	$(400)	$957,925

		December 31, 2021
	Fair Value Hierarchy Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Assets		(in thousands)
Cash	Level 1	$27,834	$—	$—	$27,834
Money market funds	Level 1	17,555	—	—	17,555
Commercial paper	Level 2	23,597	—	(1)	23,596
Total cash and cash equivalents		68,986	-	(1)	68,985
Investments:
U.S. Treasury securities	Level 1	45,290	—	(73)	45,217
Commercial paper	Level 2	61,941	—	(22)	61,919
Corporate debt	Level 2	58,498	—	(74)	58,424
Asset backed securities	Level 2	13,899		(25)	13,874
U.S. government agency securities	Level 2	24,714	—	(46)	24,668
Total investments		204,342	—	(240)	204,102

Total assets measured at fair value		$273,328	$-	$(241)	$273,087

The following table presents the contractual maturities of our investments as of December 31, 2022 (in thousands):

December 31, 2022
Fair Value
Due in less than one year	$96,719
Due in one to five years	26,549
Total	$123,268

4. Balance Sheet Details

Property and Equipment, Net

Property and equipment, net as of December 31, 2022 and 2021 consisted of the following:

	December 31,
	2022	2021
	(in thousands)
Furniture and equipment	$1,608	$1,619
Computers and computer software	416	430
Lab equipment	13,100	9,453
Leasehold improvements	1,353	—
Total property and equipment	16,477	11,502
Less: accumulated depreciation and amortization	(6,117)	(3,548)
Property and equipment, net	$10,360	$7,954

Depreciation and amortization expense for the years ended December 31, 2022, 2021 and 2020 was $2.6 million, $1.8 million and $1.4 million respectively.

Accrued Expenses

Accrued expenses as of December 31, 2022 and 2021 consisted of the following:

	December 31,
	2022	2021(2)
	(in thousands)
Clinical studies	$1,518	$453
Other research and development (1)	12,446	4,676
Other accrued expenses	1,411	3,658
Total	$15,375	$8,787

______________

(1)
Includes $5.0 million and $0 of accrued manufacturing rights as of December 31, 2022 and 2021, respectively. See Note 6, "Commitments and Contingencies, Sutro Option Agreement," for further details.
(2)
The breakout and categorizations of the 2021 total accrued expenses have been updated to conform to the 2022 presentation.

5. Leases

Operating Lease Obligations

In January 2021, we entered into a lease agreement for our current corporate headquarters facility located in San Carlos, California and a license agreement for temporary lab and office space in Palo Alto, California. The lease term for our current corporate headquarters facility began on January 22, 2021 and expires on December 31, 2025. We have two 60-month renewal options. The original term of the license agreement for the temporary space in Palo Alto terminated when the San Carlos office leasehold improvements were completed and we moved into our current corporate headquarters. We extended the license agreement for the Palo Alto office by 60 days to March 3, 2022 to accommodate our relocation plan. These two agreements are accounted for as a combined lease because the contracts were negotiated as a package with the same commercial objective. Upon commencement of the San Carlos lease in December 2021, we recorded a ROU asset and lease liability of $28.4 million and $12.9 million, respectively.

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

Information related to our ROU assets and related lease liabilities was as follows (dollar amounts in thousands):

	December 31,	December 31,
	2022	2021
Cash paid for operating lease liabilities	$5,374	$924
Operating lease right-of-use assets	$21,288	$27,958

Current operating lease liabilities	$5,910	$5,276
Non-current operating lease liabilities	12,031	11,507
Total lease liabilities	$17,941	$16,783
Weighted-average remaining lease term (in years)	2.78	3.75
Weighted-average discount rate	7.6%	7.5%

Maturities of lease liabilities as of December 31, 2022 were as follows:

Years ending December 31,	(in thousands)
2023	$6,684
2024	6,850
2025	7,022
Thereafter	—
Total future undiscounted lease payments	20,556
Less: Imputed interest	(2,615)
Total lease liabilities	$17,941

Future minimum payments required under operating leases as of December 31, 2021 were as follows:

(in thousands)
Years ending December 31,
2022(1)	$(105)
2023	6,639
2024	6,805
2025	6,976
Thereafter	—
Total future undiscounted lease payments	20,315
Less: Imputed interest	(3,532)
Total lease liabilities	$16,783

______________________________________

(1)
Maturities for 2022 are net of lease incentives of $0.9 million allocated to the Palo Alto office.

Rent expense recognized under the leases was $7.9 million, $3.2 million and $0.7 million for the years ended December 31, 2022, 2021 and 2020, respectively.

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

Guarantees and Indemnifications

In the normal course of business, we enter into agreements that contain a variety of representations and provide for general indemnification. Our exposure under these agreements is unknown because it involves claims that may be made against us in the future. To date, we have not paid any claims or been required to defend any action related to our indemnification obligations. As of December 31, 2022, we did not have any material indemnification claims that were probable or reasonably possible and consequently have not recorded related liabilities.

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

Development and Manufacturing Services Agreements

In October 2016, we entered into a non-exclusive development and manufacturing services agreement, as amended, with Lonza (the “2016 Lonza DMSA”) pursuant to which Lonza is obligated to perform manufacturing process development and the manufacture of components for VAX-24, including the polysaccharide antigens, our proprietary eCRM protein carrier and conjugated drug substances.

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

In June 2018, we entered into a letter agreement with Lonza (the “Lonza Letter Agreement”) pursuant to which we agreed to certain terms for potential future payments in shares of our common stock as partial satisfaction of future obligations to Lonza. The Lonza Letter Agreement states that the initial pre-IND cash payments under the 2016 Lonza DMSA would be subject to a specified dollar cap (the “Initial Cash Cap”). After the Initial Cash Cap has been reached, we would have the option to make any further pre-IND payments owed to Lonza in cash, in shares of our common stock at then market prevailing prices, or a combination of both, at our election. In April 2021, we reached the Initial Cash Cap and notified Lonza that we would be exercising our option to issue approximately $10.0 million in shares of our common stock as payment for a portion of pre-IND payments due April 30, 2021. In June 2021, we issued 399,680 shares of our common stock to Lonza at a price of $25.02 per share to pay for $10.0 million of the pre-IND payments due April 30, 2021.

In October 2018, we entered into a second non-exclusive development and manufacturing services agreement with Lonza (the “2018 Lonza DMSA”), pursuant to which Lonza is obligated to perform services including manufacturing process development and the manufacture and supply of VAX-24 finished drug product.

In April 2022, we entered into a third non-exclusive development and manufacturing services agreement, as amended, with Lonza (the “2022 Lonza DMSA”) effective as of March 22, 2022. Pursuant to the 2022 Lonza DMSA, Lonza will perform manufacturing process development and clinical manufacture and supply of our proprietary PCV.

Under each of the 2016 Lonza DMSA, 2018 Lonza DMSA and 2022 Lonza DMSA (collectively, the “Lonza Agreements”), we will pay Lonza agreed-upon fees for its performance of development and manufacturing services and pass through expenses incurred by Lonza for raw materials, as well as customary procurement and handling fees. Under each Lonza Agreement, we will own all right, title and interest in and to any and all New Customer Intellectual Property (as defined in each Lonza Agreement), and Lonza shall own all right, title and interest in New General Application Intellectual Property (as defined in each Lonza Agreement). Subject to the terms and conditions set forth in the Lonza Agreements, Lonza granted us a non-exclusive, world-wide, fully paid-up, irrevocable, transferable license, including the right to grant sublicenses, under the New General Application Intellectual Property (as defined in each Lonza Agreement), to research, develop, make, have made, use, sell and import the Product (as defined in each Lonza Agreement) manufactured under each Lonza Agreement.

Sutro Option Agreement

In December 2022, we entered into an Option Agreement with Sutro Biopharma, pursuant to which we acquired from Sutro Biopharma (i) authorization to enter into an agreement with an independent alternate CMO to directly source Sutro Biopharma’s cell-free extract, allowing us to have direct oversight over financial and operational aspects of the relationship with the CMO; and (ii) a right, but not an obligation, to obtain certain exclusive rights to internally manufacture and/or source extract from certain CMOs and the right to independently develop and make improvements to extract (including the right to make improvements to the extract manufacturing process as well as cell lines) for use in connection with the exploitation of certain vaccine compositions (the “Option”). We and Sutro Biopharma have agreed to negotiate the terms and conditions of a form definitive agreement to be entered into in the event we exercise the Option, which shall include the terms and conditions set forth in an executed term sheet between us (the “Term Sheet”), and such terms that are necessary to give effect to each of the terms and conditions set forth in the Term Sheet (the “Form Definitive Agreement”). The Option period is five years from the date of the Option Agreement, subject to potential acceleration in the event we undergo a change of control.

As consideration for the Option and other rights and authorizations granted to us under the Option Agreement, we agreed to pay Sutro Biopharma upfront consideration of $22.5 million, consisting of (i) $10.0 million in cash and $7.5 million worth of shares of our common stock (the number of shares to be calculated based on the arithmetic average of the daily volume weighted average price of our common stock as traded on Nasdaq in the three consecutive trading days immediately prior to the issuance thereof), and (ii) $5.0 million payable within five business days after we and Sutro Biopharma mutually agree in writing upon the Form Definitive Agreement. The 167,780 shares of common stock issued was recorded at fair value of $8.0 million on the date of settlement, December 22, 2022. In the event that we elect to exercise the Option, we would pay Sutro Biopharma an aggregate Option exercise price of $75.0 million in cash in two installments and, upon the occurrence of certain regulatory milestones, certain additional milestone payments totaling up to $60.0 million in cash. In the event that we undergo a change of control, certain rights and payments may be accelerated.

As of December 31, 2022, we have determined there is no current alternative future use of the acquired manufacturing rights paid and accrued for the option as of December 31, 2022. We have classified such costs incurred in entering the Option Agreement as Acquired Manufacturing Rights on the accompanying statement of operations for the year ended December 31, 2022. Part of the total cost incurred as reported on the statement of operations for the year ended December 31, 2022 is a $5.0 million accrued commitment that remains outstanding as of December 31, 2022.

Purchase Commitments

We enter into agreements in the normal course of business with CMOs and other vendors for manufacturing services and raw materials purchases. We rely on several third-party manufacturers for our manufacturing requirements. As of December 31, 2022, we had the following amounts due of non-cancelable purchase commitments related to manufacturing services and raw materials purchased due to our key manufacturing partners. These amounts represent our minimum contractual obligations, including termination fees. If we terminate certain firm orders with key manufacturing partners, we will be required to pay for the manufacturing services scheduled or raw materials purchased under our arrangements. The actual amounts we pay in the future to our vendors under such agreements may differ from the purchase order amounts.

Years ending December 31,	(in thousands)
2023	$123,099
2024	2,471
Total non-cancelable purchase commitments due to key manufacturing partners	$125,570

7. Redeemable Convertible Preferred Stock

There were no shares of redeemable convertible preferred stock authorized or outstanding as of December 31, 2022.

In connection with our IPO in June 2020, the outstanding shares of our Series A, Series B, Series C and Series D Redeemable Convertible Preferred Stock automatically converted into 28,610,337 shares of common stock.

8. Common Stock

Our certificate of incorporation authorizes us to issue up to 500,000,000 shares of common stock with $0.001 par value per share, of which 79,470,670 and 53,031,978 shares were issued and outstanding as of December 31, 2022 and 2021, respectively. The holders of our common stock are also entitled to receive dividends whenever funds are legally available, when and if declared by our board of directors. As of December 31, 2022 and 2021, no dividends have been declared. Each share of common stock is entitled to one vote.

In July 2021, we entered into an Open Market Sales AgreementSM (the “ATM Sales Agreement”) with Jefferies LLC (“Jefferies”), which provides that, upon the terms and subject to the conditions and limitations set forth in the ATM Sales Agreement, we may elect to issue and sell, from time to time, shares of our common stock having an aggregate offering price of up to $150.0 million through Jefferies acting as our sales agent or principal. We are obligated to pay Jefferies a commission of up to 3.0% of the gross sales proceeds of any common stock sold through Jefferies under the ATM Sales Agreement; however, we are not obligated to make any sales of common stock. As of December 31, 2022, we have sold 4,488,573 shares of our common stock under the ATM Sales Agreement at an average price of $25.56 per share for aggregate gross proceeds of $114.7 million ($111.2 million net of commissions and offering expenses).

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

In October 2022, we completed an underwritten public offering in which we issued 15,000,000 shares of our common stock at a price of $32.00 per share and pre-funded warrants to purchase 3,750,000 shares of our common stock at a price of $31.999 per underlying share. The underwriters exercised their option to purchase an additional 2,812,500 shares of common stock. In aggregate, we received $651.6 million in net proceeds after deducting underwriting discounts and commissions and other offering expenses payable by us, and excluding the exercise of any pre-funded warrants.

Common stock reserved for future issuances under the 2020 Equity Incentive Plan (the “2020 Plan”) and the 2014 Equity Incentive Plan (the “2014 Plan”) was as follows, and excludes 36,710 shares issued outside of the 2014 Plan and 2020 Plan:

	December 31,	December 31,
	2022	2021
Options issued and outstanding	7,715,494	5,295,007
Restricted stock units issued and outstanding	456,766	—
Shares available for future stock option grants	4,679,598	6,104,756
Total	12,851,858	11,399,763

9. Pre-Funded Warrants

In connection with our underwritten public offering in January 2022, we issued 2,500,000 shares of our common stock at a price of $20.00 per share and pre-funded warrants to purchase 2,500,000 shares of our common stock at a price of $19.999 per underlying share. Each pre-funded warrant has an exercise price of $0.001 per share.

In connection with our underwritten public offering in October 2022, we issued 15,000,000 shares of our common stock at a price of $32.00 per share and pre-funded warrants to purchase 3,750,000 shares of our common stock at a price of $31.999 per underlying share. Each pre-funded warrant has an exercise price of $0.001 per share.

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

The pre-funded warrants will not expire until they are fully exercised. However, we may not effect the exercise of any pre-funded warrants, and a holder will not be entitled to exercise any portion of any pre-funded warrants that, upon giving effect to such exercise, would cause: (i) the aggregate number of shares of our common stock beneficially owned by such holder (together with affiliates) to exceed 4.99% or 9.99% of the number of shares of our common stock outstanding immediately after giving effect to the exercise, as applicable; or (ii) the combined voting power of our securities beneficially owned by such holder (together with its affiliates) to exceed 4.99% or 9.99% of the combined voting power of all of our securities outstanding immediately after giving effect to the exercise, as applicable, as such percentage ownership is determined in accordance with the terms of the pre-funded warrants. However, any holder of a pre-funded warrant may increase or decrease such percentage to any other percentage not in excess of 19.99% upon at least 61 days' prior notice for the holder to us. As of December 31, 2022, no shares underlying the pre-funded warrants had been exercised.

10. Equity Incentive Plans

2020 and 2014 Equity Incentive Plans

In June 2020, our board of directors adopted, and our stockholders approved, the 2020 Plan, which became effective on June 11, 2020. Under the 2020 Plan, we may grant stock options, appreciation rights, restricted stock and restricted stock units (RSUs) to employees, consultants and directors. Stock options granted under the 2020 Plan may be either incentive stock options or nonqualified stock options. Incentive stock options may be granted only to our employees, including officers and directors who are also employees. Nonqualified stock options may be granted to our employees, officers, directors, consultants and advisors. The exercise price of stock options granted under the 2020 Plan must be at least equal to the fair market value of the common stock on the date of grant, except that an incentive stock option granted to an employee who owns more than 10% of the shares of our common stock shall have an exercise price of no less than 110% of the fair value per share on the grant date and expire five years from the date of grant. The maximum term of stock options granted under the 2020 Plan is 10 years, unless subject to the provisions regarding 10% stockholders. Our stock options granted to new employees generally vest over four years at a rate of 25% upon the first anniversary of the vesting commencement date and monthly thereafter. Our other stock options granted to employees generally vest on terms consistent with stock options granted to new employees or monthly over four years from the vesting commencement date. Our RSUs granted to new employees generally vest over four years at a rate of 25% upon one year from the grant date, then 12.5% every six months thereafter. Our other RSUs granted to employees generally vest over three and a half years at a rate of 25% upon six months from the grant date, then 12.5% every six months thereafter. A total of 10,150,000 shares of common stock were approved to be initially reserved for issuance under the 2020 Plan. The number of shares that remained available for issuance under the 2014 Plan as of the effective date of the 2020 Plan, and shares subject to outstanding awards under the 2014 Plan as of the effective date of the 2020 Plan that are subsequently canceled, forfeited or repurchased by us, will be added to the shares reserved under the 2020 Plan. In addition, the number of shares of common stock available for issuance under the 2020 Plan is automatically increased on the first day of each calendar year during the 10-year term of the 2020 Plan, beginning with January 1, 2021 and ending with January 1, 2030, by an amount equal to 5% of the outstanding number of shares of our common stock on December 31 of the preceding calendar year or such lesser amount as determined by our board of directors. As of December 31, 2022, an aggregate of 4,679,598 shares of common stock were available for issuance under the 2020 Plan. Effective January 1, 2023, the number of shares of common stock available under the 2020 Plan increased by 3,973,533 shares pursuant to the evergreen provision of the 2020 Plan.

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

As of December 31, 2022, 2,576,161 shares and 5,596,099 shares of common stock were subject to outstanding options and RSUs under the 2014 Plan and 2020 Plan, respectively.

At December 31, 2022 and 2021, 3,705 shares and 7,410 shares, respectively, remained subject to our right of repurchase as a result of the early exercised stock options. The remaining liabilities related to early exercised shares as of December 31, 2022 and 2021 were both less than $0.1 million and were recorded in other liabilities.

Stock Option Activity

Stock option activity under our 2020 Plan and 2014 Plan, which excludes options to purchase 36,710 shares granted outside of the 2020 Plan and 2014 Plan, was as follows:

			Options Outstanding
Stock Option and Restricted Stock Units Activity	Options and RSUs Available for Grant		Number of Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balances — December 31, 2020	4,651,149		5,121,549	$4.99
Additional shares authorized	2,553,579		—
Options granted	(1,616,021)		1,616,021	$21.83
Options exercised	—		(926,514)	$3.25
Options forfeited	516,049		(516,049)	$16.70
Balances — December 31, 2021	6,104,756		5,295,007	$9.30
Additional shares authorized	2,651,598		—
Options granted	(3,850,981)		3,850,981	$27.67
Options exercised	385	(1)	(1,153,285)	$4.25
Options forfeited	277,209		(277,209)	$23.54
Restricted Stock Units granted	(581,047)
Restricted Stock Units withheld	32,626
Restricted Stock Units forfeited	45,052
Balances — December 31, 2022	4,679,598		7,715,494	$18.70	8.20	$225,667
Vested and expected to vest — December 31, 2022			7,715,494	$18.70	8.20	$225,667
Exercisable at December 31, 2022			2,921,091	$9.41	6.81	$112,585

______________________________________

(1)
Net exercise - shares returned to the Plan.

During the years ended December 31, 2022, 2021 and 2020, 1,153,285, 926,514 and 358,264 shares of stock options, respectively, were exercised for cash at a weighted-average price per share of $4.25, $3.25 and $1.88, respectively. The weighted-average grant date fair value of options granted for the years ended December 31, 2022, 2021 and 2020 was $18.88, $14.65 and $9.62, respectively. The intrinsic value of the stock options exercised was $34.0 million, $18.9 million and $7.8 million for the years ended December 31, 2022 , 2021 and 2020, respectively.

Restricted Stock Units Activity

In March 2022, our board of directors authorized the issuance of RSUs under our 2020 Plan and adopted a form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement (the "RSU Agreement"), which is intended to serve as a standard form agreement for RSU grants issued to employees. RSU activity for the year ended December 31, 2022 was as follows:

	Shares	Weighted- Average Grant-Date Fair Value
Unvested at December 31, 2021	—	$—
Granted	581,047	26.25
Vested and released	(79,229)	24.79
Cancelled	(45,052)	24.32
Unvested at December 31, 2022	456,766	$26.70

The weighted-average grant date fair value of RSUs granted during the year ended December 31, 2022 was $26.25. The aggregate fair value of unvested RSU is calculated using the closing price of our common stock on the grant date. As of December 31, 2022, the unrecognized stock-based compensation cost of unvested RSUs was $10.8 million, which is expected to be recognized over a weighted-average period of 3.0 years.

2020 Employee Stock Purchase Plan

In June 2020, our board of directors adopted, and our stockholders approved, the 2020 Employee Stock Purchase Plan (the “2020 ESPP”), which became effective on June 11, 2020. The 2020 ESPP permits participants to purchase common stock through payroll deductions of up to 15% of their eligible compensation. Employees enrolled in the 2020 ESPP, purchase shares of common stock at a price per share equal to 85% of the lower of the fair market value at the start or end of the six-month purchase periods within the two-year offering period. A total of 650,000 shares of common stock were approved to be initially reserved for issuance under the 2020 ESPP. In addition, the number of shares of common stock available for issuance under the 2020 ESPP is automatically increased on the first day of each calendar year during the 10-year term of the 2020 Plan, beginning with January 1, 2021 and ending with January 1, 2030, by an amount of 1% of the outstanding number of shares of our common stock on December 31 of the preceding calendar year or such lesser amount as determined by our board of directors. Activity under our 2020 ESPP was as follows:

Shares
Balance - December 31, 2019	—
Shares authorized	650,000
Shares purchased	(27,465)
Balance - December 31, 2020	622,535
Additional shares authorized	510,715
Shares purchased	(62,546)
Balance - December 31, 2021	1,070,704
Additional shares authorized	530,319
Shares purchased	(61,709)
Balance - December 31, 2022	1,539,314

Effective January 1, 2023, the number of shares of common stock available under the 2020 ESPP increased by 794,706 shares pursuant to the evergreen provision of the 2020 ESPP.

Stock-based Compensation

We estimated the fair value of employee stock options using the Black-Scholes option-pricing model for the years ended December 31, 2022, 2021 and 2020 using the following weighted-average assumptions:

	Year Ended December 31,
	2022	2021	2020
Fair Value Assumptions
Expected volatility	78.1% - 85.1%	81.0% - 84.1%	81.2% - 94.1%
Expected dividend yield	0%	0%	0%
Expected term (in years)	5.3 - 5.5	5.3 - 5.5	5.6 - 6.1
Risk-free interest rate	1.6% - 4.4%	0.5% - 1.3%	0.3% - 1.4%

We estimated the fair value of shares under the 2020 ESPP using the Black-Scholes option-pricing model for the years ended December 31, 2022, 2021 and 2020 using the following weighted-average assumptions:

	Year Ended December 31,
	2022	2021	2020
Fair Value Assumptions
Expected volatility	78.8% - 99.7%	79.6% - 126.3%	105.8% - 158.2%
Expected dividend yield	0%	0%	0%
Expected term (in years)	0.5 - 2.0	0.5 - 2.0	0.4 - 2.0
Risk-free interest rate	0.1% - 4.7%	0.0% - 0.5%	0.1% - 0.2%

We recorded total stock-based compensation expense for the years ended December 31, 2022, 2021 and 2020 related to the 2014 Plan, the 2020 Plan and the 2020 ESPP in the statements of operations and allocated the amounts as follows:

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
Research and development	$9,899	$3,954	$1,861
General and administrative	13,751	6,775	3,573
Total	$23,650	$10,729	$5,434

Upon our IPO, 362,935 performance-based awards vested and, as a result, we recognized $0.3 million of stock-based compensation expense during the three months ended June 30, 2020, which amount is included in the above table for the year ended December 31, 2020.

As of December 31, 2022, there was $87.7 million of unrecognized stock-based compensation expense related to the employee and non-employee awards, which is expected to be recognized over a weighted-average period of 2.9 years.

11. Retirement Plan

The Company sponsors a qualified 401(k) Plan. The retirement plan is a defined contribution plan covering eligible employees. Participants may contribute a portion of their annual compensation limited to a maximum annual amount set by the Internal Revenue Service. For the year ended December 31, 2022, the Company contributed $0.8 million to the retirement plan.

12. Funding Arrangement

In July 2019, we received a cost-reimbursement research award from Combating Antibiotic Resistant Bacteria Biopharmaceutical Accelerator (“CARB-X”), a public-private partnership funded under a Cooperative Agreement from Assistant Secretary for Preparedness and Response/Biomedical Advanced Research and Development Authority (“BARDA”) and by awards from Wellcome Trust, Germany’s Federal Ministry of Education and Research, the United Kingdom Global Antimicrobial Resistance Innovation Fund and the Bill & Melinda Gates Foundation. In connection with this funding, we entered into a cost-reimbursement sub-award agreement with the Trustees of Boston University, the administrator of the program. The initial award provided the potential for funding up to four years to develop a universal vaccine to prevent infections caused by Group A Strep bacteria, which include pharyngitis, impetigo and necrotizing fasciitis. The initial award committed initial funding of up to $1.6 million for our VAX-A1 program and, subject to a CARB-X decision to extend the options, up to $15.1 million in total funding available upon achievement of development milestones over the next four years. Specified research expenditures are reimbursable expenses associated with agreed-upon activities needed to advance the research project supported by the grant. These expenditures can include labor, laboratory supplies, travel, consulting and third-party vendor research and development support costs. CARB-X has awarded us total funding to date of $6.6 million, with potential funding of up to $29.7 million upon the achievement of future VAX-A1 development milestones. In January 2022, CARB-X revised the parameters for the contribution of CARB-X funding and implemented maximum funding levels for all grant recipients. As a result, our total funding available upon achievement of development milestones through Phase 1 human clinical trials was revised from $29.7 million to $14.6 million.

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

Income from grants is recognized in the period during which the related specified expenses are incurred, provided that the conditions under which the grants were provided have been met. We recognized $1.9 million, $1.6 million and $2.5 million of grant income and recorded the amounts in Other income (expense), net in the statement of operations during the years ended December 31, 2022, 2021, and 2020 respectively. A grant receivable of $1.0 million and $1.2 million representing unreimbursed, eligible costs incurred under the CARB-X agreement was recorded and included in Prepaid expenses and other current assets in the balance sheets as of December 31, 2022 and 2021, respectively.

13. Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share and excludes shares which are legally outstanding, but subject to repurchase by us:

	Year Ended December 31,
	2022	2021	2020
Net loss (in thousands)	$(223,485)	$(100,077)	$(89,217)
Weighted-average shares outstanding used in computing net loss per share, basic and diluted(1)	64,877,988	51,922,108	29,545,810
Net loss per share, basic and diluted	$(3.44)	$(1.93)	$(3.02)

____________________________

(1)
Includes shares of common stock into which pre-funded warrants may be exercised. See Note 9, "Pre-Funded Warrants".

The following potentially dilutive securities were excluded from the computation of diluted net loss per share for the period presented because including them would have been antidilutive:

	Year Ended December 31,
	2022	2021	2020
Stock options	7,752,204	5,357,389	5,188,531
Restricted stock units	456,766	—	-
Employee stock purchase plans	113,240	66,404	87,887
Total	8,322,210	5,423,793	5,276,418

14. Income Taxes

Our pre-tax book loss was derived from our business operations within the United States.

A reconciliation of our effective tax rate to the statutory U.S. federal rate is as follows:

	Year Ended December 31,
	2022	2021	2020(1)
Statutory rate	21.0%	21.0%	21.0%
Stock-based compensation	1.5%	2.2%	0.8%
Credits	0.8%	1.1%	0.6%
Change in valuation allowance	(21.3)%	(23.0)%	(22.1)%
Section 162(m) limitation	(1.8)%	(1.1)%	(0.1)%
Other	(0.2)%	(0.2)%	(0.2)%
Total	0.0%	0.0%	0.0%

(1)
The 2020 effective tax rate reconciliation has been updated to conform to the 2021 and 2022 presentation.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following table presents significant components of our deferred tax assets as of December 31, 2022 and 2021:

	As of December 31,
	2022	2021
	(in thousands)
Deferred tax assets:
Net operating losses	111,555	85,574
Fixed assets	1,062	1,700
Accrued & others(1)	1,103	2,174
R&D Credits	5,436	2,865
Capitalized R&D expenditures	32,873	2,984
Accrued manufacturing expenses	2,063	1,006
Lease liability	5,358	6,674
Intangible assets	6,867	—
Stock compensation(1)	4,474	1,956
Total deferred tax assets	170,791	104,934
Deferred tax liabilities:
ROU asset	(6,357)	(8,349)
Total deferred tax liabilities	(6,357)	(8,349)

Net deferred tax asset	164,433	96,585
Valuation allowance	(164,433)	(96,585)
Net deferred taxes	$—	$—

(1)
The 2021 Accrued & others and Stock compensation lines have been updated to conform to the 2022 presentation.

At December 31, 2022, we have net operating loss carryforwards of approximately $340.2 million and $453.1 million available to reduce future taxable income, if any, for federal and state income tax purposes, respectively. The federal and state net operating loss carryforwards, except the federal loss carryforward arising in tax years beginning after December 31, 2017, begin to expire in 2034 unless previously utilized. Federal net operating losses arising in tax years beginning after December 31, 2017 have an indefinite carryover period and do not expire.

At December 31, 2022, we have research credit carryforwards of $4.4 million and $2.8 million available to offset future income tax liabilities, if any, for federal and California income tax purposes, respectively. The federal research and development tax credit carryforwards expire beginning in 2039 unless previously utilized. The California tax credits can be carried forward indefinitely.

We have evaluated the positive and negative evidence bearing upon the realizability of our deferred tax assets. Based on our history of operating losses, we have concluded that it is more likely than not that the benefit of our deferred tax assets will not be realized. Accordingly, we have provided a full valuation allowance for deferred tax assets as of December 31, 2022 and 2021.

Utilization of the net operating loss carryforward and research credit carryforward may be subject to an annual limitation due to the ownership percentage change limitations under Section 382 and Section 383, respectively, provided by the Internal Revenue Code of 1986, as amended (the “Code”), and similar state provisions. The annual limitation may result in the expiration of the net operating loss before utilization. We have experienced ownership changes in the past. There were no ownership changes identified in 2022, as such we have determined that no federal research credits will expire unutilized or are excluded from our research credit carryforwards. The Company does not expect any ownership changes during the year ended December 31, 2022 to result in a limitation that would materially reduce the total amount of net operating loss carryforwards and credits that can be utilized. Subsequent ownership changes may affect the limitation in future years.

We have uncertain tax benefits (“UTBs”) totaling $1.8 million and $0.9 million as of December 31, 2022 and 2021, respectively, which were netted against deferred tax assets subject to valuation allowance. The UTBs had no effect on the effective tax rate. We recognize interest and penalties related to UTBs, when they occur, as a component of income tax expense. To the extent accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction of the provision for income taxes in the period such determination is made. There were no interest or penalties recognized for the years ended December 31, 2022 and 2021. We do not expect our UTBs to change significantly over the next 12 months.

A reconciliation of the beginning and ending unrecognized tax benefit amount is as follows:

	December 31,
	2022	2021	2020
	(in thousands)
Balance at the beginning of the year	$924	$393	$271
Additions based on tax positions related to current year	876	461	287
Reductions based on tax positions related to prior years	(46)	70	(165)
Balance at end of year	$1,754	$924	$393

We file U.S. federal and state tax returns. In general, the Company is no longer subject to tax examination by the Internal Revenue Service or state taxing authorities for years before 2017. Although the federal and state statutes are closed for purposes of assessing additional income tax in those prior years, the taxing authorities may still make adjustments to the net operating loss, or NOL, and credit carryforwards used in open years. Therefore, the tax statutes should be considered open as it relates to the NOL and credit carryforwards used in open years. We do not have any tax audits or other issues pending.

On March 27, 2020, the President of the United States signed into law the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"). The CARES Act, among other things, includes certain income tax provisions for individuals and corporations; however, these benefits do not impact our current tax provision.

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

The Infrastructure Investment and Jobs Act was signed on November 15, 2021, and it contained several tax provisions including changes to the Employee Retention Tax Credit and changes to excise taxes. These provisions do not have a material impactful to the Company’s current tax provision.

In accordance with the 2017 Tax Act, research and experimental (R&E) expenses under Internal Revenue Code Section 174 are required to be capitalized beginning in 2022. R&E expenses are required to be amortized over a period of five years for domestic expenses and 15 years for foreign expenses. The Company has capitalized research and experimental expenditures in its current tax provision as a result.

The Inflation Reduction Act of 2022 specifically introduces the topic of corporate alternative minimum tax ("CAMT") on adjusted financial statement income on applicable corporations for taxable years beginning after December 31, 2022. There is no impact to the Company’s current tax provision.

The American Rescue Plan Act was signed on March 11, 2021. One of the provisions of the Act included expanding the definition of covered employees subject to IRC 162(m) to include an additional top five highest compensated officers beyond the CEO, CFO, and three highest paid employees currently covered under IRC 162(m). This expanded provision is applicable for tax years beginning after Dec 31, 2026. The Company does not believe that this update to IRC 162(m) would have a material impact on its income tax provision currently and will continue to monitor this.
15. Related Party Transactions

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

As Sutro Biopharma was no longer considered a related party as of June 2, 2021, we excluded expenses after that date from related party transaction expenses. We recognized expense related to the Supply Agreement of $0.0 million, $2.4 million and $1.2 million for the years ended December 31, 2022, 2021 and 2020, respectively. In addition, we recorded $0, $0 and $0.2 million in the change in fair value of the Preferred Stock Warrant for the years ended December 31, 2022, 2021 and 2020, respectively. The expense related to the changes in the fair value of the warrant is included in research and development expenses in the statements of operations.

16. Subsequent Events

Subsequent to December 31, 2022, through February 24, 2023, we sold a total of 507,136 shares of our common stock under the ATM Sales Agreement at an average price of $45.79 per share, generating aggregate gross proceeds of $23.0 million ($22.5 million net of commissions and offering expenses).

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

Our management, with the participation of our Chief Executive Office, or CEO, and our Chief Financial Officer, or CFO, our principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of December 31, 2022. Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures as of December 31, 2022 were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in its 2013 Internal Control - Integrated Framework. Based on this assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2022. Pursuant to Section 404(c) of the Sarbanes-Oxley Act, our independent registered public accounting firm has issued an attestation report on the effectiveness of our internal control over financial reporting for the year ended December 31, 2022, which is included below.

Report of Independent Registered Public Accounting Firm

To the stockholders and the Board of Directors of Vaxcyte, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Vaxcyte, Inc. (the “Company”) as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the balance sheets, the related statements of operations and comprehensive loss, redeemable convertible preferred stock and stockholders' equity (deficit), and cash flows as of and for the year ended December 31, 2022, of the Company and our report dated February 27, 2023, expressed an unqualified opinion on those financial statements.

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

February 27, 2023

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K since we intend to file our definitive proxy statement for our 2023 Annual Meeting of Stockholders (the “2023 Proxy Statement”) pursuant to Regulation 14A of the Exchange Act, not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and certain information to be included in the 2023 Proxy Statement is incorporated herein by reference.

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item of Form 10-K will be included under the captions “Proposal No. 1— Election of Directors,” “Executive Officers,” “Delinquent Section 16(a) Reports,” “Corporate Governance and Board Matters,” and “Code of Business Conduct and Ethics” in our 2023 Proxy Statement, and is incorporated herein by reference.

We have adopted a written Code of Business Conduct and Ethics (“Ethics Code”) that applies to all officers, directors and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Ethics Code is available on our website at www.vaxcyte.com. If we make any substantive amendments to the Ethics Code or grant any waiver from a provision of the Ethics Code to any executive officer or director, we will promptly disclose the nature of the amendment or waiver on our website or in a Current Report on Form 8-K.

Item 11. Executive Compensation.

The information required by this item of Form 10-K will be included under the captions “Executive Officers,” “Executive Compensation,” “Director Compensation,” “Corporate Governance and Board Matters,” and “Certain Relationships and Related Person Transactions” in our 2023 Proxy Statement, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item of Form 10-K will be included under the captions “Security Ownership of Certain Beneficial Owners and Management,” “Director Compensation,” and “Executive Compensation” in our 2023 Proxy Statement, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item of Form 10-K will be included under the captions “Certain Relationships and Related Person Transactions,” and “Corporate Governance and Board Matters” in our 2023 Proxy Statement, and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this item of Form 10-K will be included under the caption “Proposal No. 2— Ratification of Independent Registered Public Accounting Firm” in our 2023 Proxy Statement, and is incorporated herein by reference.

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

Item 16. Form 10-K Summary

None.

Exhibit Index

Incorporated by Reference
Exhibit	Description	Schedule/Form	File Number	Exhibits	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Vaxcyte, Inc., as amended	8-K	001-39323	3.1	June 16, 2020
3.2	Amended and Restated Bylaws of Vaxcyte, Inc.	8-K	001-39323	3.2	June 16, 2020
4.1	Form of common stock certificate of the Registrant	S-1/A	333-238630	4.1	June 8, 2020
4.2	Description of Capital Stock.	10-K	001-39323	4.2	March 29, 2021
4.3	Form of Pre-Funded Warrant	8-K	001-39323	4.1	January 13, 2022
4.4	Form of Pre-Funded Warrant	8-K	001-39323	4.1	October 27, 2022
10.1#	Vaxcyte, Inc. Amended and Restated 2014 Equity Incentive Plan and forms of agreements thereunder.	S-1	333-238630	10.2	May 22, 2020
10.2#	Vaxcyte, Inc. 2020 Equity Incentive Plan and forms of agreements thereunder.	S-1/A	333-238630	10.3	June 8, 2020
10.3#	Form of Restricted Stock Unit Grant Notice	10-Q	001-39323	10.2	May 9, 2022
10.4#	Vaxcyte, Inc. 2020 Employee Stock Purchase Plan.	S-1/A	333-238630	10.4	June 8, 2020
10.5	Form of Indemnification Agreement entered into by and between the Registrant and each director and executive officer.	S-1	333-238630	10.5	May 22, 2020
10.6#	Executive Employment Agreement entered into by and between the Registrant and Grant Pickering, dated January 21, 2016.	S-1	333-238630	10.6	May 22, 2020
10.7#	Executive Employment Agreement entered into by and between the Registrant and Jeff Fairman, dated January 21, 2016.	S-1	333-238630	10.7	May 22, 2020

		Incorporated by Reference
Exhibit	Description	Schedule/Form	File Number	Exhibits	Filing Date
10.8#	Offer Letter entered into by and between the Registrant and Paul Sauer, dated April 12, 2016.	S-1	333-238630	10.8	May 22, 2020
10.9#	Executive Employment Agreement entered into by and between the Registrant and Jim Wassil, dated November 15, 2019.	S-1	333-238630	10.11	May 22, 2020
10.10#	Offer Letter entered into by and between the Registrant and Andrew Guggenhime, dated April 16, 2020.	S-1	333-238630	10.13	May 22, 2020
10.11#	Offer Letter entered into by and between the Registrant and Harpreet Dhaliwal, dated September 29, 2021.				X
10.12#	Offer Letter entered into by and between the Registrant and Mikhail Eydelman, dated March 4, 2022.	10-Q	001-39323	10.1	May 9, 2022
10.13#	Form of Executive Change in Control and Severance Agreement entered into by and between the Registrant and each eligible employee.	S-1	333-238630	10.14	May 22, 2020
10.14+†	Development and Manufacturing Services Agreement by and between the Registrant and Lonza Ltd, dated October 29, 2018.	S-1	333-238630	10.15	May 22, 2020
10.15+†	Development and Manufacturing Services Agreement by and between the Registrant and Lonza Ltd, dated October 21, 2016, as amended.				X
10.16+†	Letter Agreement by and between the Registrant and Lonza Ltd, dated June 19, 2018.	S-1	333-238630	10.17	May 22, 2020
10.17+†	Master Services Agreement for Drug Product Development and Manufacturing between Registrant and Lonza Ltd., dated March 22, 2022, as amended.				X

		Incorporated by Reference
Exhibit	Description	Schedule/Form	File Number	Exhibits	Filing Date
10.18+†	Amended and Restated SutroVax Agreement by and between the Registrant and Sutro Biopharma, Inc., dated October 12, 2015, as amended.	S-1	333-238630	10.18	May 22, 2020
10.19+†	Supply Agreement by and between the Registrant and Sutro Biopharma, Inc., dated May 29, 2018, as amended.				X
10.20+†	Option Grant Agreement by and between Registrant and Sutro Biopharma, Inc., dated December 19, 2022.				X
10.21+†	License Agreement by and between the Registrant and The Regents of the University of California, represented by its San Diego campus, dated February 4, 2019.	S-1	333-238630	10.20	May 22, 2020
10.22+†	Lease Agreement by and between the Company and ARE-San Francisco No. 63, LLC, dated as of January 21, 2021	8-K	001-39323	10.1	January 25, 2021
23.1	Consent of Independent Registered Public Accounting Firm				X
24.1	Power of Attorney. Reference is made to the signature page hereto.				X
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.				X

Incorporated by Reference
Exhibit	Description	Schedule/Form	File Number	Exhibits	Filing Date
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.				X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 13a-14(b) or 15d-14(b) of the Securities Exchange Act, as amended, and 18 U.S.C. Section 1350.				X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101				X

X Filed herewith.

+ Pursuant to Item 601(b)(10)(iv) of Regulation S-K, certain portions of this exhibit have been omitted (indicated by “[***]”) because we have determined that the information is not material and is the type that we treat as private or confidential.

† Schedules and exhibits to this exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished to the SEC upon request; provided, however, that we may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act for any schedule or exhibit so furnished.

* The certification attached as Exhibit 32.1 that accompanies this Annual Report on Form 10-K is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Vaxcyte, Inc.

Date: February 27, 2023	By:	/s/ Grant E. Pickering
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

Name	Title	Date

/s/ Grant E. Pickering	Chief Executive Officer and Director	February 27, 2023
Grant E. Pickering	(Principal Executive Officer)

/s/ Andrew Guggenhime	President and Chief Financial Officer	February 27, 2023
Andrew Guggenhime	(Principal Financial Officer)

/s/ Elvia Cowan	Senior Vice President, Finance	February 27, 2023
Elvia Cowan	(Principal Accounting Officer)

/s/ Carlos Paya, M.D., Ph.D.	Director	February 27, 2023
Carlos Paya, M.D., Ph.D.

/s/ Annie Drapeau	Director	February 27, 2023
Annie Drapeau

/s/ Halley Gilbert	Director	February 27, 2023
Halley Gilbert

/s/ Peter Hirth, Ph.D.	Director	February 27, 2023
Peter Hirth, Ph.D.

/s/ Michael Kamarck, Ph.D.	Director	February 27, 2023
Michael Kamarck, Ph.D.

/s/ Teri Loxam	Director	February 27, 2023
Teri Loxam

/s/ Heath Lukatch, Ph.D.	Director	February 27, 2023
Heath Lukatch, Ph.D.