Form 10-Q
period 2023-03-31
Vaxcyte, Inc.
filed 2023-05-08
CIK 1649094

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 4, 2023, the registrant had 93,706,790 shares of common stock, $0.001 par value per share, outstanding.

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
•
Our business is highly dependent on the success of our pneumococcal conjugate vaccine candidates – VAX-24, which is in clinical development, and VAX-31, which is in preclinical development. If we are unable to successfully develop, obtain approval for and effectively commercialize VAX-24 or VAX-31, our business would be significantly harmed.
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

VAXCYTE, INC.

Condensed Balance Sheets

(in thousands, except share and per share data)

(unaudited)

	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$380,451	$834,657
Short-term investments	441,587	96,719
Prepaid expenses and other current assets	18,636	11,179
Total current assets	840,674	942,555
Property and equipment, net	15,205	10,360
Operating lease right-of-use assets	19,658	21,288
Long-term investments	127,815	26,549
Restricted cash	871	871
Other assets	3,940	4,555
Total noncurrent assets	167,489	63,623
Total assets	$1,008,163	$1,006,178

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$11,615	$9,795
Accrued compensation	1,879	1,180
Accrued manufacturing expenses	14,955	8,265
Accrued expenses	18,351	15,375
Operating lease liabilities — current	5,947	5,910
Total current liabilities	52,747	40,525
Operating lease liabilities — long-term	10,638	12,031
Other liabilities	7	9
Total liabilities	63,392	52,565

Commitments and contingencies (Note 6)
Stockholders' Equity
Preferred stock, $0.001 par value — 10,000,000 shares authorized at March 31, 2023 and December 31, 2022; no shares issued and outstanding at March 31, 2023 and December 31, 2022	—	—
Common stock, $0.001 par value — 500,000,000 shares authorized at March 31, 2023 and December 31, 2022; 80,640,851 and 79,470,670 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	84	82
Additional paid-in capital	1,527,228	1,476,018
Accumulated other comprehensive gain (loss)	47	(361)
Accumulated deficit	(582,588)	(522,126)
Total stockholders' equity	944,771	953,613
Total liabilities and stockholders' equity	$1,008,163	$1,006,178

The accompanying notes are an integral part of these unaudited condensed financial statements.

VAXCYTE, INC.

Condensed Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended March 31,
	2023	2022
Operating expenses:
Research and development	$58,080	$31,678
General and administrative	13,112	7,543
Total operating expenses	71,192	39,221
Loss from operations	(71,192)	(39,221)
Other income (expense), net:
Interest income	10,393	134
Grant income	654	160
Realized losses on marketable securities	—	(65)
Foreign currency transaction (losses) gains	(317)	6
Total other income (expense), net	10,730	235
Net loss	$(60,462)	$(38,986)
Net loss per share, basic and diluted	$(0.70)	$(0.68)
Weighted-average shares outstanding, basic and diluted	86,206,817	57,547,808

The accompanying notes are an integral part of these unaudited condensed financial statements.

VAXCYTE, INC.

Condensed Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2023	2022
Net Loss	$(60,462)	$(38,986)
Other comprehensive loss:
Unrealized gains (losses) on investments	408	(592)
Comprehensive loss	$(60,054)	$(39,578)

The accompanying notes are an integral part of these unaudited condensed financial statements.

VAXCYTE, INC.

Condensed Statements of Stockholders’ Equity

(in thousands, except share data)

(unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Gain (Loss)	Equity
Balance — December 31, 2022	79,470,670	$82	$1,476,018	$(522,126)	$(361)	$953,613
Exercise of stock options	100,964	1	501	—	—	502
Issuance of common stock in connection with at-the-market offering, net of commissions and offering expenses of $1,237	1,041,536	1	41,786	—	—	41,787
Release of restricted stock units	27,681		(727)	—	—	(727)
Vesting of early exercised stock options	—	—	2	—	—	2
Stock-based compensation expense	—	—	9,648	—	—	9,648
Unrealized gains on investments	—	—	—	—	408	408
Net loss	—	—	—	(60,462)	—	(60,462)
Balance — March 31, 2023	80,640,851	$84	$1,527,228	$(582,588)	$47	$944,771

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

VAXCYTE, INC.

Condensed Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(60,462)	$(38,986)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	712	582
Stock-based compensation expense	9,648	4,099
Amortization of operating right-of-use assets	1,630	1,787
Net amortization of premiums on investments	(5,990)	321
Loss on disposal of fixed assets	—	44
Asset impairment charges	—	57
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(4,702)	2,791
Other assets	615	(1,577)
Operating lease liabilities	(1,356)	5,619
Accounts payable	1,789	(1,933)
Accrued compensation	699	(2,185)
Accrued manufacturing expenses	6,689	2,416
Accrued expenses	3,038	(737)
Net cash used in operating activities	(47,690)	(27,702)
Cash flows from investing activities:
Purchases of property and equipment	(5,609)	(2,920)
Purchases of investments	(483,779)	(6,972)
Maturities of investments	40,160	59,551
Sale of investments	1,127	—
Proceeds from sale of property and equipment	—	7
Net cash (used in) provided by investing activities	(448,101)	49,666
Cash flows from financing activities:
Proceeds from exercise of common stock options	502	282
Proceeds from issuance of common stock related to at-the-market offering, net of issuance costs	41,787	3,115
Proceeds from issuance of common stock from follow-on offering, net of issuance costs	—	107,622
Release of restricted stock units	(727)	—
Net cash provided by financing activities	41,562	111,019
Effect of exchange rate changes on cash and cash equivalents	23	(227)
Net (decrease) increase in cash, cash equivalents and restricted cash	(454,206)	132,756
Cash, cash equivalents and restricted cash, beginning of period	835,528	69,856
Cash, cash equivalents and restricted cash, end of period	$381,322	$202,612
Supplemental disclosures of non-cash investing and financing activities:
Purchases of property and equipment recorded in accounts payable and accrued expenses	$57	$664
Deferred offering costs included in accounts payable and accrued expenses	$—	$23

The accompanying notes are an integral part of these unaudited condensed financial statements.

VAXCYTE, INC.

Notes to Unaudited Condensed Financial Statements

1. Company Organization and Nature of Business

Vaxcyte, Inc. (“we,” “us,” “the Company,” or “Vaxcyte”), headquartered in San Carlos, California, was incorporated in the state of Delaware on November 27, 2013 as SutroVax, Inc. and we changed our name to Vaxcyte, Inc. on May 15, 2020. We are a clinical-stage vaccine innovation company engineering high-fidelity vaccines to protect humankind from the consequences of bacterial diseases. We are developing broad-spectrum conjugate and novel protein vaccines to prevent or treat bacterial infectious diseases. We are re-engineering the way highly complex vaccines are made through modern synthetic techniques, including advanced chemistry and the XpressCF cell-free protein synthesis platform, exclusively licensed from Sutro Biopharma, Inc. (“Sutro Biopharma”). Unlike conventional cell-based approaches, our system for producing difficult-to-make proteins and antigens is intended to accelerate our ability to efficiently create and deliver high-fidelity vaccines with enhanced immunological benefits.

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

Unaudited Interim Condensed Financial Statements

The condensed balance sheet as of March 31, 2023, the condensed statements of operations, comprehensive loss and stockholders’ equity for the three months ended March 31, 2023 and 2022 and the condensed statements of cash flows for the three months ended March 31, 2023 and 2022 are unaudited. The unaudited interim condensed financial statements have been prepared on the same basis as the audited annual financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair statement of our financial information. The financial data disclosed in the footnotes to the condensed financial statements related to the three months ended March 31, 2023 and 2022 are also unaudited. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any other future annual or interim period. These interim condensed financial statements should be read in conjunction with our audited financial statements and related notes thereto for the year ended December 31, 2022 included in our Annual Report on Form 10-K filed with the SEC on February 27, 2023.

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

	March 31,	December 31,
	2023	2022
	(in thousands)
Cash and cash equivalents	$380,451	$834,657
Restricted cash	871	871
Cash, cash equivalents and restricted cash	$381,322	$835,528

Investments

Our investments have been classified and accounted for as available-for-sale securities. Fixed income securities consist of U.S. Treasury securities, U.S. government agency securities, corporate debt, commercial paper and asset-backed securities. These securities are recorded on the condensed balance sheets at fair value. Unrealized gains and losses on these securities are included as a separate component of accumulated other comprehensive gain (loss). The cost of investment securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in other income (expense), net. Realized gains and losses are also included in other income (expense), net. When the fair value of a debt security declines below its amortized cost basis, any portion of that decline attributable to credit losses, to the extent expected to be nonrecoverable before the sale of the security, is recognized in our condensed statements of operations. When the fair value of a debt security declines below its amortized cost basis due to changes in interest rates, such amounts are recorded in other comprehensive loss, and are recognized in our condensed statements of operations only if we sell or intend to sell the security before recovery of its cost basis.

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

Leases

We determine if an arrangement is a lease at inception. In addition, we determine whether a lease meets the classification criteria of a finance or operating lease at the lease commencement date considering whether: (i) the lease transfers ownership of the underlying asset to the lessee at the end of the lease term; (ii) the lease grants the lessee an option to purchase the underlying asset that the lessee is reasonably certain to exercise; (iii) the lease term is for a major part of the remaining economic life of the underlying asset; (iv) the present value of the sum of the lease payments and residual value guaranteed by the lessee equals or exceeds substantially all of the fair value of the underlying asset; and (v) the underlying asset is such a specialized nature that it is expected to have no alternative use to the lessor at the end of the lease term. As of March 31, 2023, our lease population consisted of office operating leases. As of March 31, 2023, we did not have finance leases.

Operating leases are included in Operating lease right-of-use (“ROU”) assets, Operating lease liabilities — current and Operating lease liabilities — long term in our condensed balance sheet. ROU assets represent our right to use the underlying assets for the lease term and lease liabilities represent our obligation to make lease payments arising from the leases. Operating lease ROU assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. In determining the present value of lease payments, if the rate implicit in the lease is not readily determinable, we use our incremental borrowing rate based on the information available at the lease commencement date. We determine the incremental borrowing rate based on an analysis of corporate bond yields with a credit rating similar to ours. The determination of our incremental borrowing rate requires management judgment, including development of a synthetic credit rating and cost of debt, as we currently do not carry any debt. We believe that the estimates used in determining the incremental borrowing rate are reasonable based upon current facts and circumstances. Applying different judgment to the same facts and circumstances could yield a different incremental borrowing rate. The operating lease ROU assets also include adjustments for prepayments and accrued lease payments and exclude lease incentives. ROU assets and lease liabilities may include options to extend or terminate leases if it is reasonably certain that we will exercise such options. Lease payments which are fixed and determinable are amortized as rent and lease expense on a straight-line basis over the expected lease term. Variable lease costs, which are dependent on usage, a rate or index, including common area maintenance charges, are expensed as incurred. Lease agreements that include lease and non-lease components are accounted for as a single lease component. Lease agreements with non-cancelable terms of less than 12 months are not recorded on our condensed balance sheets.

Concentration of Credit Risk and Other Risks and Uncertainties

Financial instruments that potentially subject us to a concentration of credit risk consist primarily of cash, cash equivalents and investments. We invest in money market funds, U.S. Treasury securities, U.S. government agency securities, corporate debt, commercial paper and asset-backed securities. We maintain bank deposits in federally insured financial institutions and these deposits may exceed federally-insured limits. We are exposed to credit risk in the event of a default by the financial institutions holding our cash and issuers of investments to the extent recorded on the condensed balance sheets. For example, on March 10, 2023, the California Department of Financial Protection and Innovation took control of Silicon Valley Bank (“SVB”) and appointed the Federal Deposit Insurance Corporation (“FDIC”) as receiver. While SVB was our primary bank at the time, we maintained banking relationships with other major banks. The substantial majority of funds we held at SVB, which included cash, cash equivalents and investments were held in custodial accounts of a third-party institution for which SVB Asset Management was the advisor (“SVB Custodial Accounts”). On March 12, 2023, the FDIC confirmed that depositors of SVB would have access to all of their money and, as a result, we regained access to all of our funds deposited with SVB. The FDIC subsequently transferred SVB’s deposits and loans to a newly created bridge bank, named Silicon Valley Bridge Bank, N.A. (“Silicon Valley Bridge Bank”). On March 26, 2023, the FDIC announced that First Citizens Bank & Trust Company (“First Citizens Bank”) had agreed to purchase and assume all deposits and loans of Silicon Valley Bridge Bank. Management believes that we are not exposed to significant credit risk as our deposits are held at First Citizens Bank, and our investments are held under separate financial institution custodial accounts, each of which management continues to believe to be of high credit quality. We have not experienced any losses on these deposits or investments as a result of this market event. While we were able to recover all deposited amounts from SVB, and continue to have access to all investments held in the SVB Custodial Accounts, there can be no assurance that our current or future banks will not face similar risks as SVB or that we will be able to recover in full our deposits in the event of similar closures. Our investment policy limits investments to money market funds, certain types of debt securities issued by the U.S. Government and its agencies, corporate debt, commercial paper and asset-backed securities, and places restrictions on the credit ratings, maturities and concentration by type and issuer. We have not experienced any significant losses on our deposits of cash, cash equivalents or investments.

We are subject to supplier concentration risk from our suppliers. Although we are working to establish secondary sources of supply, we currently source several of our critical raw materials from single-source suppliers. We also use one contract manufacturing organization (“CMO”), Lonza Ltd. (“Lonza”), to handle most of our manufacturing activities for our VAX-24 and VAX-31 programs. If we were to experience disruptions in raw materials supplied by our suppliers, or in manufacturing activities at Lonza, we may experience significant delays in our product development timelines and may incur substantial costs to secure alternative sources of raw materials or manufacturing.

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

Level 1 securities consist of highly liquid money market funds for which the carrying amounts approximate their fair values due to their short maturities. U.S. Treasury securities are valued using Level 1 inputs based on unadjusted, quoted prices in active markets that are observable at the measurement date for identical assets or liabilities. Level 2 securities, consisting of corporate debt, commercial paper, U.S. government agency securities and asset-backed securities, are measured based on other observable inputs, including broker or dealer quotations or alternative pricing sources. When quoted prices in active markets for identical assets or liabilities are not available, we rely on non-binding quotes from our investment managers, which are based on proprietary valuation models of independent pricing services. These models generally use inputs such as observable market data, quoted market prices for similar instruments or historical pricing trends of securities relative to our peers. To validate the fair value determinations provided by our investment managers, we review the pricing movement in the context of overall market trends and trading information from our investment managers. In addition, we assess the inputs and methods used in determining the fair value in order to determine the classification of securities in the fair value hierarchy. We had no Level 3 securities as of March 31, 2023 or December 31, 2022.

There were no transfers within the hierarchies during the three months ended March 31, 2023 or the year ended December 31, 2022.

The following tables set forth our financial instruments measured at fair value on a recurring basis by level within the fair value hierarchy at March 31, 2023 and December 31, 2022:

		March 31, 2023
	Fair Value Hierarchy Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Assets		(in thousands)
Cash and cash equivalents:
Cash	Level 1	$38,655	$—	$—	$38,655
Money market funds	Level 1	82,124	—	—	82,124
U.S. Treasury securities	Level 1	4,979	—	—	4,979
Commercial paper	Level 2	254,731	—	(38)	254,693
Total cash and cash equivalents		380,489	—	(38)	380,451
Investments:
U.S. Treasury securities	Level 1	223,984	218	(26)	224,176
Commercial paper	Level 2	125,074	—	(10)	125,064
Corporate debt	Level 2	120,604	11	(284)	120,331
Asset-backed securities	Level 2	21,383	22	-	21,405
U.S. government agency securities	Level 2	78,272	193	(39)	78,426
Total investments		569,317	444	(359)	569,402

Total assets measured at fair value		$949,806	$444	$(397)	$949,853

		December 31, 2022
	Fair Value Hierarchy Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Assets		(in thousands)
Cash and cash equivalents:
Cash	Level 1	$56,198	$—	$—	$56,198
Money market funds	Level 1	680,934	—	—	680,934
Commercial paper	Level 2	92,581	—	(34)	92,547
U.S. government agency securities	Level 2	4,978	—	—	4,978
Total cash and cash equivalents		834,691	—	(34)	834,657
Investments:
U.S. Treasury securities	Level 1	37,651	—	(70)	37,581
Commercial paper	Level 2	28,161	—	(17)	28,144
Corporate debt	Level 2	25,402	—	(131)	25,271
Asset-backed securities	Level 2	6,954	20	—	6,974
U.S. government agency securities	Level 2	25,427	19	(148)	25,298
Total investments		123,595	39	(366)	123,268

Total assets measured at fair value		$958,286	$39	$(400)	$957,925

The following table presents the contractual maturities of our investments as of March 31, 2023 (in thousands):

March 31, 2023
Fair Value
Due in less than one year	$441,587
Due in one to five years	127,815
Total	$569,402

4. Balance Sheet Details

Property and Equipment, Net

Property and equipment, net as of March 31, 2023 and December 31, 2022 consisted of the following:

	March 31,	December 31,
	2023	2022
	(in thousands)
Furniture and equipment	$1,608	$1,608
Computers and computer software	416	416
Lab equipment	18,656	13,100
Leasehold improvements	1,353	1,353
Total property and equipment	22,033	16,477
Less: accumulated depreciation and amortization	(6,828)	(6,117)
Property and equipment, net	$15,205	$10,360

Depreciation and amortization expense for the three months ended March 31, 2023 and 2022 was $0.7 million and $0.6 million, respectively.

Accrued Expenses

Accrued expenses as of March 31, 2023 and December 31, 2022 consisted of the following:

	March 31,	December 31,
	2023	2022
	(in thousands)
Clinical studies	$1,713	$1,518
Other research and development (1)	13,939	12,446
Other accrued expenses	2,699	1,411
Total	$18,351	$15,375

______________

(1)
The balances as of March 31, 2023 and December 31, 2022 include $5.0 million of accrued manufacturing rights. See Note 6, “Commitments and Contingencies, Sutro Option Agreement,” for further details.

5. Leases

Operating Lease Obligations

In January 2021, we entered into a lease agreement for our current corporate headquarters facility located in San Carlos, California and a license agreement for temporary lab and office space in Palo Alto, California. The lease term for our current corporate headquarters facility began on December 3, 2021 and expires on December 31, 2025. We have two 60-month renewal options. We extended the license agreement for our temporary headquarters in the Palo Alto office by 60 days to March 3, 2022 to accommodate our relocation plan. The original term of the license agreement for the temporary space in Palo Alto terminated when the San Carlos office leasehold improvements were completed and we moved into our current corporate headquarters. These two agreements are accounted for as a combined lease because the contracts were negotiated as a package with the same commercial objective. Upon commencement of the San Carlos lease in December 2021, we recorded a ROU asset and lease liability of $28.4 million and $12.9 million, respectively.

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

Information related to our lease are as follows (dollar amounts in thousands):

	Three Months Ended
	March 31,	March 31,
	2023	2022
Cash paid for operating lease liabilities	$1,671	$621

Weighted-average remaining lease term (in years)	2.54	3.54
Weighted-average discount rate	7.6%	7.6%

Maturities of lease liabilities as of March 31, 2023 were as follows:

Years ending December 31,	(in thousands)
Remainder of 2023	$4,456
2024	6,850
2025	7,022
Thereafter	—
Total future undiscounted lease payments	18,328
Less: Imputed interest	(1,743)
Total lease liabilities	$16,585

Rent expense recognized under the leases was $1.9 million and $2.2 million for the three months ended March 31, 2023 and 2022, respectively.

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

Guarantees and Indemnifications

In the normal course of business, we enter into agreements that contain a variety of representations and provide for general indemnification. Our exposure under these agreements is unknown because it involves claims that may be made against us in the future. To date, we have not paid any claims or been required to defend any action related to our indemnification obligations. As of March 31, 2023, we did not have any material indemnification claims that were probable or reasonably possible and consequently have not recorded related liabilities.

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

Development and Manufacturing Services Agreement

In October 2016, we entered into a non-exclusive development and manufacturing services agreement, as amended, with Lonza (the “2016 Lonza DMSA”) pursuant to which Lonza was obligated to perform manufacturing process development and the manufacture of components for VAX-24, including the polysaccharide antigens, our proprietary eCRM protein carrier and conjugated drug substances. Subject to the terms and conditions set forth in the 2016 Lonza DMSA, Lonza granted to us a non-exclusive, worldwide, fully paid-up, irrevocable, transferable license, including the right to grant sublicenses, under the New General Application Intellectual Property, to research, develop, make, have made, use, sell and import the Product manufactured under the

2016 Lonza DMSA (each term as defined in the 2016 Lonza DMSA). The term of the 2016 Lonza DMSA expired on March 31, 2023. In September 2017, we and Lonza agreed to defer the completion payments for any stage that commenced after December 31, 2019 or had not been completed by December 31, 2019 until the earlier of the completion of all Investigational New Drug (“IND”)-enabling activities or December 31, 2020. In March 2020, Lonza agreed to defer the completion payments until the earlier of the completion of all IND-enabling activities or April 30, 2021. In April 2021, Lonza further agreed to defer 50% of the completion payments until the earlier of the completion of all IND-enabling activities or December 31, 2021. Pursuant to this agreement, all deferred completion payments were paid in December 2021.

In June 2018, we entered into a letter agreement with Lonza (the “Lonza Letter Agreement”) pursuant to which we agreed to certain terms for potential future payments in shares of our common stock as partial satisfaction of future obligations to Lonza. The Lonza Letter Agreement stated that the initial pre-IND cash payments under the 2016 Lonza DMSA were subject to a specified dollar cap (the “Initial Cash Cap”). After the Initial Cash Cap was reached, we had the option to make any further pre-IND payments owed to Lonza in cash, in shares of our common stock at then market prevailing prices, or a combination of both, at our election. In April 2021, we reached the Initial Cash Cap and notified Lonza that we would be exercising our option to issue approximately $10.0 million in shares of our common stock as payment for a portion of pre-IND payments due April 30, 2021. In June 2021, we issued 399,680 shares of our common stock to Lonza at a price of $25.02 per share to pay for $10.0 million of the pre-IND payments due April 30, 2021.

In October 2018, we entered into a second non-exclusive development and manufacturing services agreement with Lonza (the “2018 Lonza DMSA”), pursuant to which Lonza is obligated to perform services including manufacturing process development and the manufacture and supply of VAX-24 finished drug product. Subject to the terms and conditions set forth in the 2018 Lonza DMSA, Lonza has granted to us a non-exclusive, worldwide, fully paid-up, irrevocable, transferable license, including the right to grant sublicenses, under the New General Application Intellectual Property, to research, develop, make, have made, use, sell and import the Product (each term as defined in the 2018 Lonza DMSA). Unless earlier terminated, the 2018 Lonza DMSA will remain in place for a period of five years. Either party has the right to terminate the 2018 Lonza DMSA upon a six-month notice period, provided that Lonza may not exercise such right until a specified future date. Either party has the right to terminate the 2018 Lonza DMSA if the other party commits a material breach under the applicable agreement and does not cure such breach within a given time period, for specified bankruptcy events or if a party receives a notice from the other party or otherwise becomes aware that a debarment, suspension, exclusion, sanction or declaration of ineligibility action has been brought against the other party, and we may terminate the 2018 Lonza DMSA for an extended force majeure event.

In April 2022, we entered into a third non-exclusive development and manufacturing services agreement, as amended, with Lonza (the “2022 Lonza DMSA”) effective as of March 22, 2022. Pursuant to the 2022 Lonza DMSA, Lonza is obligated to perform services including manufacturing process development and clinical manufacture and supply of our proprietary pneumococcal conjugate vaccine (“PCV”) candidates. Subject to the terms and conditions set forth in the 2022 Lonza DMSA, Lonza has granted to us a non-exclusive, worldwide, fully paid-up, irrevocable, transferable license, including the right to grant sublicenses, under the New General Application Intellectual Property, to research, develop, make, have made, use, sell and import the Product. Unless earlier terminated, the 2022 Lonza DMSA shall remain in place for a period of five years. Either party may terminate the 2022 Lonza DMSA for any reason on prior written notice to the other party, provided that Lonza may not exercise such right until a specified future date. In addition, either party may terminate the 2022 Lonza DMSA (i) within a given time period upon any material breach that is left uncured by the other party, or (ii) immediately if the other party becomes insolvent. We may also terminate the 2022 Lonza DMSA upon an extended force majeure event. Upon expiration and/or termination of the 2022 Lonza DMSA and/or any purchase order, we will pay Lonza for all service rendered, all costs incurred, all unreimbursed capital equipment and any cancellation fees (each term as defined in the 2022 Lonza DMSA).

In February 2023, we entered into a fourth non-exclusive development and manufacturing services agreement with Lonza (the “2023 Lonza DMSA”) effective as of March 1, 2023. Pursuant to the 2023 Lonza DMSA, Lonza will perform manufacturing process development and the manufacture of components for VAX-24 and VAX-31, including the polysaccharide antigens, our proprietary eCRM protein carrier and conjugated drug substances. Subject to the terms and conditions set forth in the 2023 Lonza DMSA, Lonza has granted to us a non-exclusive, worldwide, fully paid-up, transferable license, including the right to grant sublicenses (subject to the prior written consent of Lonza), under the New General Application Intellectual Property, to use, sell and import the Product manufactured under the 2023 Lonza DMSA (but no other products). Unless earlier terminated, the 2023 Lonza DMSA shall remain in place for a period of five years and shall automatically renew for one additional two-year period unless either party provides written notice of non-renewal at least two years prior to the fifth anniversary of the effective date. We may terminate the 2023 Lonza DMSA for any reason on prior written notice to the other party on a Project Plan-by-Project Plan basis. Either party may terminate the 2023 Lonza DMSA (i) within a given time period upon any material breach that is left uncured by the other party, (ii) immediately if the other party becomes insolvent, is dissolved or liquidated, makes a general assignment for the benefit of its creditors, or files or has filed against it, a petition in bankruptcy or has a receiver appointed for a substantial part of its assets, (iii) upon an extended force majeure event, or (iv) if it becomes apparent to either party at any stage in the provision of the Services that it will be impossible to complete the Services for scientific or technical reasons despite exercise of best commercial efforts by both parties. Pursuant to the reason for termination and the party initiating the termination, we will pay Lonza for some combination of services rendered, costs incurred, unreimbursed capital equipment and/or any cancellation fees. Upon an extended force majeure event, neither party shall have any further liability to the other party (each term as defined in the 2023 Lonza DMSA).

Under each of the 2016 Lonza DMSA, 2018 Lonza DMSA, 2022 Lonza DMSA and 2023 Lonza DMSA (collectively, the “Lonza Agreements”), we pay Lonza agreed-upon fees for their performance of development and manufacturing services and pass through expenses incurred by Lonza for raw materials, as well as customary procurement and handling fees. Under each Lonza Agreement, we own all right, title and interest in and to any and all New Customer Intellectual Property (as defined in each Lonza Agreement), and Lonza owns all right, title and interest in New General Application Intellectual Property (as defined in each Lonza Agreement).

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

We determined there is no current alternative future use of the acquired manufacturing rights from the Sutro Option Agreement. As a result, the amounts paid and accrued for were expensed as incurred. As of March 31, 2023 and December 31, 2022, the $5.0 million accrued commitment remains outstanding and is included in accrued expenses in the accompanying condensed balance sheet.

Purchase Commitments

We enter into agreements in the normal course of business with CMOs and other vendors for manufacturing services and raw materials purchases. We rely on several third-party manufacturers for our manufacturing requirements. As of March 31, 2023, we had the following amounts due of non-cancelable purchase commitments related to manufacturing services and raw materials purchased due to our key manufacturing partners. These amounts represent our minimum contractual obligations, including termination fees. If we terminate certain firm orders with key manufacturing partners, we will be required to pay for the manufacturing services scheduled or raw materials purchased under our arrangements. The actual amounts we pay in the future to our vendors under such agreements may differ from the purchase order amounts.

Years ending December 31,	(in thousands)
Remainder of 2023	$97,648
2024	47,478
Total non-cancelable purchase commitments due to our key manufacturing partners	$145,126

7. Common Stock

Our certificate of incorporation authorizes us to issue up to 500,000,000 shares of common stock with $0.001 par value per share, of which 80,640,851 and 79,470,670 shares were issued and outstanding as of March 31, 2023 and December 31, 2022, respectively. The holders of our common stock are also entitled to receive dividends whenever funds are legally available, when and if declared by our board of directors. As of March 31, 2023 and December 31, 2022, no dividends had been declared. Each share of common stock is entitled to one vote.

In July 2021, we entered into an Open Market Sales AgreementSM (the “Original ATM Sales Agreement”) with Jefferies LLC (“Jefferies”), which provided that, upon the terms and subject to the conditions and limitations set forth in the Original ATM Sales Agreement, we may elect to issue and sell, from time to time, shares of our common stock having an aggregate offering price of up to $150.0 million through Jefferies acting as our sales agent or principal. As of February 27, 2023, we had sold 4,995,709 shares of our common stock under the Original ATM Sales Agreement at an average price of $27.57 per share for aggregate gross proceeds of $137.8 million. On February 27, 2023, we and Jefferies entered into an amendment to the Original ATM Sales Agreement (as amended, the “Amended ATM Sales Agreement”) pursuant to which we may offer and sell shares of our common stock having an aggregate offering price of up to $400.0 million, which is in addition to the $150.0 million aggregate offering price under the Original ATM Sales Agreement. The material terms and conditions of the Original ATM Sales Agreement otherwise remain unchanged. We will pay Jefferies a commission of up to 3.0% of the gross sales proceeds of any common stock sold through Jefferies under the Amended ATM Sales Agreement; however, we are not obligated to make any sales of common stock. As of March 31, 2023, we have sold 534,400 shares of our common stock under the Amended ATM Sales Agreement at an average price of $37.42 per share for aggregate gross proceeds of $20.0 million ($19.6 million net of commissions and offering expenses).

On January 13, 2022, we completed an underwritten public offering in which we issued 2,500,000 shares of our common stock at a price of $20.00 per share and pre-funded warrants to purchase 2,500,000 shares of our common stock at a price of $19.999 per underlying share. In February 2022, the underwriters exercised their option to purchase an additional 750,000 shares of common stock. In aggregate, we received approximately $107.6 million in net proceeds after deducting underwriting discounts and commissions and other offering expenses payable by us, and excluding the exercise of any pre-funded warrants.

On October 28, 2022, we completed an underwritten public offering of 17,812,500 shares of our common stock, which included the full exercise of the underwriters’ option to purchase an additional 2,812,500 shares, at a price of $32.00 per share and pre-funded warrants to purchase 3,750,000 shares of our common stock at a price of $31.999 per underlying share. In aggregate, we received $651.6 million in net proceeds after deducting underwriting discounts and commissions and other offering expenses payable by us, and excluding the exercise of any pre-funded warrants.

Common stock reserved for future issuance under the 2020 Equity Incentive Plan (the “2020 Plan”) and the 2014 Equity Incentive Plan (the “2014 Plan”) was as follows, and excludes 36,710 shares issued outside of the 2014 Plan and 2020 Plan:

	March 31,	December 31,
	2023	2022
Options issued and outstanding	9,147,034	7,715,494
Restricted stock units outstanding	773,660	456,766
Shares available for future stock option grants	6,776,052	4,679,598
Total	16,696,746	12,851,858

Refer to Note 14, “Subsequent Events” for details of our underwritten public offering that was closed subsequent to March 31, 2023.

8. Pre-Funded Warrants

In connection with our underwritten public offering in January 2022, we issued 3,250,000 shares of our common stock at a price of $20.00 per share and pre-funded warrants to purchase 2,500,000 shares of our common stock at a price of $19.999 per underlying share. Each pre-funded warrant has an exercise price of $0.001 per share.

In connection with our underwritten public offering in October 2022, we issued 17,812,500 shares of our common stock at a price of $32.00 per share and pre-funded warrants to purchase 3,750,000 shares of our common stock at a price of $31.999 per underlying share. Each pre-funded warrant has an exercise price of $0.001 per share.

The public offering price for the pre-funded warrants were equal to the public offering price of our common stock, less the $0.001 exercise price of each pre-funded warrant and were recorded as a component of stockholders' equity within additional paid-in-capital.

The pre-funded warrants are exercisable, at the option of each holder, in whole or in part by delivering to us a duly executed exercise notice and payment of the exercise price. No fractional shares of common stock will be issued in connection with the exercise of a pre-funded warrant. The holders of the pre-funded warrants may also satisfy their obligation to pay the exercise price through a “cashless exercise,” in which the holder receives the net value of the pre-funded warrant in shares of common stock determined according to the formula set forth in the pre-funded warrant.

The pre-funded warrants will not expire until they are fully exercised. However, we may not effect the exercise of any pre-funded warrants, and a holder will not be entitled to exercise any portion of any pre-funded warrants that, upon giving effect to such exercise, would cause: (i) the aggregate number of shares of our common stock beneficially owned by such holder (together with affiliates) to exceed 4.99% or 9.99% of the number of shares of our common stock outstanding immediately after giving effect to the exercise, as applicable; or (ii) the combined voting power of our securities beneficially owned by such holder (together with its affiliates) to exceed 4.99% or 9.99% of the combined voting power of all of our securities outstanding immediately after giving effect to the exercise, as applicable, as such percentage ownership is determined in accordance with the terms of the pre-funded warrants. However, any holder of a pre-funded warrant may increase or decrease such percentage to any other percentage not in excess of 19.99% upon at least 61 days' prior notice for the holder to us. As of March 31, 2023, no shares underlying the pre-funded warrants had been exercised.

Refer to Note 14, “Subsequent Events” for details of our underwritten public offering that was closed subsequent to March 31, 2023.

9. Equity Incentive Plans

2020 and 2014 Equity Incentive Plans

In June 2020, our board of directors adopted, and our stockholders approved, the 2020 Plan, which became effective on June 11, 2020. Under the 2020 Plan, we may grant stock options, appreciation rights, restricted stock and restricted stock units (“RSUs”) to employees, consultants and directors. Stock options granted under the 2020 Plan may be either incentive stock options or nonqualified stock options. Incentive stock options may be granted only to our employees, including officers and directors who are also employees. Nonqualified stock options may be granted to our employees, officers, directors, consultants and advisors. The exercise price of stock options granted under the 2020 Plan must be at least equal to the fair market value of the common stock on the date of grant, except that an incentive stock option granted to an employee who owns more than 10% of the shares of our common stock shall have an exercise price of no less than 110% of the fair value per share on the grant date and expire five years from the date of grant. The maximum term of stock options granted under the 2020 Plan is 10 years, unless subject to the provisions regarding 10% stockholders. Our stock options granted to new employees generally vest over four years at a rate of 25% upon the first anniversary of the vesting commencement date and monthly thereafter. Our other stock options granted to employees generally vest on terms consistent with stock options granted to new employees or monthly over four years from the vesting commencement date. Our RSUs granted to new employees generally vest over four years at a rate of 25% upon one year from the grant date, then 12.5% every six months thereafter. Our other RSUs granted to employees generally vest over three and a half years at a rate of 25% upon six months from the grant date, then 12.5% every six months thereafter. A total of 10,150,000 shares of common stock were approved to be initially reserved for issuance under the 2020 Plan. The number of shares that remained available for issuance under the 2014 Plan as of the effective date of the 2020 Plan and shares subject to outstanding awards under the 2014 Plan as of the effective date of the 2020 Plan that are subsequently canceled, forfeited or repurchased by us will be added to the shares reserved under the 2020 Plan. In addition, the number of shares of common stock available for issuance under the 2020 Plan will be automatically increased on the first day of each calendar year during the ten-year term of the 2020 Plan, beginning with January 1, 2021 and ending with January 1, 2030, by an amount equal to 5% of the outstanding number of shares of our common stock on December 31 of the preceding calendar year or such lesser amount as determined by our board of directors. Effective January 1, 2023, the number of shares of common stock available under the 2020 Plan increased by 3,973,533 shares pursuant to the evergreen provision. As of March 31, 2023, an aggregate of 6,776,052 shares of common stock were available for issuance under the 2020 Plan.

Our 2014 Plan permitted the granting of incentive stock options, non-statutory stock options, restricted stock and other stock-based awards. Subsequent to the adoption of the 2020 Plan, no additional equity awards can be made under the 2014 Plan. As of March 31, 2023, 2,488,567 shares and 7,432,127 shares of common stock were subject to outstanding options and RSUs under the 2014 Plan and 2020 Plan, respectively.

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

At March 31, 2023 and December 31, 2022, 2,779 and 3,705 shares, respectively, remained subject to our right of repurchase as a result of the early exercised stock options. The remaining liabilities related to early exercised shares as of March 31, 2023 and December 31, 2022 were both less than $0.1 million and were recorded in other liabilities.

Stock Options and Restricted Stock Units Activity

Stock options and RSUs activity under our 2020 Plan and 2014 Plan, which excludes options to purchase 36,710 shares granted outside of the 2020 Plan and 2014 Plan, was as follows:

			Options Outstanding
Stock Options and Restricted Stock Units Activity	Options and Restricted Stock Units Available for Grant		Number of Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balances — December 31, 2022	4,679,598		7,715,494	$18.70
Additional shares authorized	3,973,533
Options granted	(1,574,642)		1,574,642	$41.84
Options exercised	1,080	(1)	(102,044)	$5.40
Options forfeited	41,058		(41,058)	$31.95
Restricted stock units granted	(374,458)
Restricted stock units withheld	17,525
Restricted stock units forfeited	12,358
Balances — March 31, 2023	6,776,052		9,147,034	$22.77	8.32	$146,986
Vested and expected to vest — March 31, 2023			9,147,034	$22.77	8.32	$146,986
Exercisable at March 31, 2023			3,242,028	$10.88	6.85	$86,670

(1)
Net exercise – shares returned to the Plan.

During the three months ended March 31, 2023 and 2022, 100,964 and 91,044 shares of stock options, respectively, were exercised for cash at a weighted-average price per share of $5.40 and $3.18, respectively. The weighted-average grant date fair value of options granted for the three months ended March 31, 2023 and 2022 was $27.18 and $16.34, respectively. The intrinsic value of the stock options exercised was $3.8 million and $1.8 million for the three months ended March 31, 2023 and 2022, respectively.

In March 2022, our board of directors authorized the issuance of RSUs under our 2020 Plan and adopted a form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement (the “RSU Agreement”), which is intended to serve as a standard form agreement for RSU grants issued to employees. RSU activity for the three months ended March 31, 2023 was as follows:

	Shares	Weighted- Average Grant-Date Fair Value
Unvested at December 31, 2022	456,766	$26.70
Granted	374,458	41.59
Vested and released	(45,206)	24.58
Cancelled	(12,358)	33.67
Unvested at March 31, 2023	773,660	$33.92

The weighted-average grant date fair value of RSUs granted during the three months ended March 31, 2023 and 2022 was $41.59 and $24.67, respectively. The aggregate fair value of unvested RSU is calculated using the closing price of our common stock on the grant date. As of March 31, 2023, the unrecognized stock-based compensation cost of unvested RSUs was $24.4 million, which is expected to be recognized over a weighted-average period of 3.1 years.

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

Shares
Balance - December 31, 2021	1,070,704
Additional shares authorized	530,319
Shares purchased	(61,709)
Balance - December 31, 2022	1,539,314
Additional shares authorized	794,706
Shares purchased	—
Balance - March 31, 2023	2,334,020

Effective January 1, 2023, the number of shares of common stock available under the 2020 ESPP increased by 794,706 shares pursuant to the evergreen provision of the 2020 ESPP.

Stock-based Compensation

We estimated the fair value of employee stock options using the Black-Scholes option-pricing model for the three months ended March 31, 2023 and 2022 using the following weighted-average assumptions:

	Three Months Ended March 31,
	2023	2022
Fair Value Assumptions
Expected volatility	73.6% - 74.0%	78.1% - 78.9%
Expected dividend yield	0%	0%
Expected term (in years)	5.3 - 5.4	5.4
Risk-free interest rate	3.7% - 4.3%	1.6% - 2.4%

We estimated the fair value of shares under the 2020 ESPP using the Black-Scholes option-pricing model for the three months ended March 31, 2023 and 2022 using the following weighted-average assumptions:

	Three Months Ended March 31,
	2023	2022
Fair Value Assumptions
Expected volatility	86.4% - 99.7%	86.7% - 97.5%
Expected dividend yield	0%	0%
Expected term (in years)	0.5 - 2.0	0.5 - 2.0
Risk-free interest rate	4.5% - 4.7%	0.1% - 0.5%

We recorded total stock-based compensation expense for the three months ended March 31, 2023 and 2022 related to the 2014 Plan, the 2020 Plan and the 2020 ESPP in the condensed statements of operations and allocated the amounts as follows:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Research and development	$4,527	$1,775
General and administrative	5,121	2,324
Total	$9,648	$4,099

10. Retirement Plan

We sponsor a qualified 401(k) Plan. The 401(k) Plan is a defined contribution plan covering eligible employees. Participants may contribute a portion of their annual compensation limited to a maximum annual amount set by the Internal Revenue Service. For the three months ended March 31, 2023 and 2022, the Company contributed $0.4 million and $0.2 million, respectively, to the retirement plan.

11. Funding Arrangement

In July 2019, we received a cost-reimbursement research award from Combating Antibiotic Resistant Bacteria Biopharmaceutical Accelerator (“CARB-X”), a public-private partnership funded under a Cooperative Agreement from Assistant Secretary for Preparedness and Response/Biomedical Advanced Research and Development Authority (“BARDA”) and by awards from Wellcome Trust, Germany’s Federal Ministry of Education and Research, the United Kingdom Global Antimicrobial Resistance Innovation Fund and the Bill & Melinda Gates Foundation. In connection with this funding, we entered into a cost-reimbursement sub-award agreement with the Trustees of Boston University, the administrator of the program. The initial award provided the potential for funding up to four years to develop a universal vaccine to prevent infections caused by Group A Strep bacteria, which include pharyngitis, impetigo and necrotizing fasciitis. The initial award committed initial funding of up to $1.6 million for our VAX-A1 program and, subject to a CARB-X decision to extend the options, up to $15.1 million in total funding available upon achievement of development milestones over the next four years. Specified research expenditures are reimbursable expenses associated with agreed-upon activities needed to advance the research project supported by the grant. These expenditures can include labor, laboratory supplies, travel, consulting and third-party vendor research and development support costs. CARB-X has awarded us total funding to date of $11.7 million, with potential funding of up to $14.6 million upon the achievement of future VAX-A1 development milestones.

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

Income from grants is recognized in the period during which the related specified expenses are incurred, provided that the conditions under which the grants were provided have been met. We recognized $0.7 million and $0.2 million of grant income under the CARB-X and Shigella awards and recorded the amounts in Other income (expense), net in the condensed statement of operations during the three months ended March 31, 2023 and 2022, respectively. A grant receivable of $1.3 million and $1.0 million representing unreimbursed, eligible costs incurred under the CARB-X and Shigella agreements was recorded and included in Prepaid expenses and other current assets in the condensed balance sheets as of March 31, 2023 and December 31, 2022, respectively.

12. Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share and excludes shares which are legally outstanding, but subject to repurchase by us:

	Three Months Ended March 31,
	2023	2022
Net loss (in thousands)	$(60,462)	$(38,986)
Weighted-average shares outstanding used in computing net loss per share, basic and diluted(1)	86,206,817	57,547,808
Net loss per share, basic and diluted	$(0.70)	$(0.68)

(1)
Includes shares of common stock into which pre-funded warrants may be exercised as of March 31, 2023 and does not include any pre-funded warrants issued subsequent to that date. See Note 8 - Pre-Funded Warrants.

The following potentially dilutive securities outstanding as of the periods presented below were excluded from the computation of diluted net loss per share for the three months ended March 31, 2023 because including them would have been antidilutive:

	As of March 31,
	2023	2022
Stock options	9,183,744	6,859,801
Restricted stock units	773,660	373,441
Employee stock purchase plan shares	117,203	—
Total	10,074,607	7,233,242

13. Income Taxes

In determining quarterly provisions for income taxes, we use the annual estimated effective tax rate applied to the actual year-to-date profit or loss, adjusted for discrete items arising in that period. Our annual estimated effective tax rate differs from the U.S. federal statutory rate primarily as a result of state taxes and changes in our valuation allowance against our deferred tax assets. For all periods presented, we have incurred net pre-tax losses in the United States. During the three months ended March 31, 2023, there were no material changes to our unrecognized tax benefits, and we do not expect to have any significant changes to unrecognized tax benefits through the end of the fiscal year. For the three months ended March 31, 2023, we reported zero tax provision. We do not have any tax audits or other issues pending.

14. Subsequent Events

On April 21, 2023, we completed an underwritten public offering of 13,030,000 shares of our common stock, which included the full exercise of the underwriters’ option to purchase an additional 1,830,000 shares, at a price of $41.00 per share and pre-funded warrants to purchase 1,000,000 shares of our common stock at a price of $40.999 per underlying share. In aggregate, we received $545.1 million in net proceeds after deducting underwriting discounts and commissions and other estimated offering expenses payable by us, and excluding the exercise of any pre-funded warrants.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed financial statements and related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements and notes thereto for the year ended December 31, 2022 filed with the Securities and Exchange Commission, or the SEC, on February 27, 2023. This discussion and analysis contains forward-looking statements based upon our current beliefs, plans and expectations that involve risks, uncertainties and assumptions, such as statements regarding our plans, objectives, expectations, intentions and beliefs. Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. You should carefully read the “Risk Factors” section of this Quarterly Report on Form 10-Q to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements. Please also see the section titled “Special Note Regarding Forward-Looking Statements.”

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

▪
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

•
VAX-24 Adult Program:
▪
On October 24, 2022, we announced positive topline results from both the Phase 1 and Phase 2 portions of a clinical proof-of-concept study evaluating the safety, tolerability and immunogenicity of VAX-24 in 800 healthy adults aged 18-64. The Phase 1 portion of the study evaluated the safety and tolerability of a single injection of VAX-24 at three dose levels, 1.1mcg, 2.2mcg and 2.2mcg/4.4mcg, and compared to Pfizer Inc.'s, or Pfizer's, Prevnar 20®, or PCV20, in 64 healthy adults aged 18-49. The Phase 2 portion evaluated the safety, tolerability and immunogenicity of a single injection of VAX-24 at the same three dose levels and compared to a single injection of PCV20 in 771 healthy adults aged 50-64. VAX-24 met the primary safety and tolerability objectives, demonstrating a safety profile similar to PCV20, for all doses studied. In this study, VAX-24 met or exceeded the established regulatory immunogenicity standards for all 24 serotypes at the conventional 2.2mcg dose, which we intend to move forward into a Phase 3 program. At this dose, VAX-24 met the standard opsonophagocytic activity, or OPA, response non-inferiority criteria for all 20 serotypes common with PCV20, of which 16 achieved higher immune responses. Additionally, at all three doses, VAX-24 met the standard superiority criteria for all four serotypes unique to VAX-24. VAX-24 has the potential to cover an additional 10-28 percent of strains causing IPD in adults over the current standard-of-care PCVs.
▪
On April 17, 2023, we announced positive results from a Phase 2 study of VAX-24 in adults aged 65 and older, as well as data from the full six-month safety assessment and prespecified pooled immunogenicity analyses from both the Phase 2 study in adults aged 65 and older and the prior Phase 1/2 study in adults aged 18-64. The Phase 2 study in adults aged 65 and older evaluated the safety, tolerability and immunogenicity of a single injection of VAX-24 at three dose levels, 1.1mcg, 2.2mcg and 2.2mcg/4.4mcg, and compared to a single injection of PCV20 in 207 healthy adults aged 65 and older. In this Phase 2 study, VAX-24 demonstrated robust OPA immune responses for all 24 serotypes at all doses studied, confirming the prior adult study results. The VAX-24 2.2mcg dose, which we plan to advance to Phase 3, showed an overall improvement in immune responses compared to PCV20 relative to the results from the prior Phase 2 study in adults aged 50-64. The six-month safety data from both adult studies showed safety and tolerability results for VAX-24 similar to PCV20 at all doses studied. In the prespecified pooled analyses of data from both adult studies, VAX-24 met the OPA response non-inferiority criteria for all 20 serotypes common with PCV20 and met the superiority criteria for the four additional serotypes unique to VAX-24.
▪
We expect to hold regulatory interactions with the U.S. Food and Drug Administration, or the FDA, in the second half of 2023 to inform the Phase 3 program. We expect topline safety, tolerability and immunogenicity data from the Phase 3 pivotal, non-inferiority study in adults in 2025. The FDA has granted Fast Track and Breakthrough Therapy designations for VAX-24 in adults.

•
VAX-24 Pediatric Program: In March 2023, we announced that the first participants were dosed in a Phase 2 study of VAX-24 in healthy infants, after the FDA cleared our Investigational New Drug, or IND, application in February 2023. The Phase 2 infant study is being conducted in two stages. Stage 1 of the study is evaluating the safety and tolerability of a single injection of VAX-24 at three dose levels, 1.1mcg, 2.2mcg and 2.2mcg/4.4mcg, and compared to VAXNEUVANCE®, or PCV15 in approximately 48 infants in a dose-escalation approach. The Stage 2 portion will evaluate the safety, tolerability and immunogenicity of VAX-24 at the same three dose levels and compared to PCV15 or PCV20 in approximately 750 infants. The study design includes a primary immunization series consisting of three doses followed by a subsequent booster dose. We expect to share topline safety, tolerability and immunogenicity data following the primary three-dose immunization series by 2025.
o
Our second PCV candidate, VAX-31, builds on what has been established with VAX-24 and is designed to expand the breadth of coverage to 31 strains without compromising immunogenicity due to carrier suppression. VAX-31 was designed to provide coverage for approximately 90% of pneumococcal disease currently circulating in the U.S. population. We anticipate the submission of the VAX-31 adult IND application to the FDA and announcement of subsequent FDA clearance in the second half of 2023. We expect topline safety, tolerability and immunogenicity data from a Phase 1/2 study in adults in 2024.

o
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

o
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

Since January 1, 2023, key developments affecting our business include the following:

•
Reported VAX-24 Phase 2 Program Results, Including Adult 65+ Data and Full Six-Month Safety Data from Both Studies: In April 2023, we announced positive results from the VAX-24 Phase 2 study in adults aged 65 and older, as well as data from the full six-month safety assessment and prespecified pooled immunogenicity analyses from both the Phase 2 study in adults aged 65 and older and the prior Phase 1/2 study in adults aged 18-64. The Phase 2 study in adults aged 65 and older evaluated the safety, tolerability and immunogenicity of a single injection of VAX-24 at three dose levels, 1.1mcg, 2.2mcg and 2.2mcg/4.4mcg, and compared to a single injection of PCV20 in 207 healthy adults aged 65 and older. In this Phase 2 study, VAX-24 demonstrated robust OPA immune responses for all 24 serotypes at all doses studied, confirming the prior adult study results. The VAX-24 2.2mcg dose, which we plan to advance to Phase 3, showed an overall improvement in immune responses compared to PCV20 relative to the results from the prior Phase 2 study in adults aged 50-64. The six-month safety data from both adult studies showed safety and tolerability results for VAX-24 similar to PCV20 at all doses studied. In the prespecified pooled analyses of data from both adult studies, VAX-24 met the OPA response non-inferiority criteria for all 20 serotypes common with PCV20 and met the superiority criteria for the four additional serotypes unique to VAX-24.
•
Completed Successful $575 Million Follow-On Financing: On April 21, 2023, we completed an underwritten public offering of 13,030,000 shares of our common stock, which included the full exercise of the underwriters’ option to purchase an additional 1,830,000 shares, at a price of $41.00 per share and pre-funded warrants to purchase 1,000,000 shares of our common stock at a price of $40.999 per underlying share. The aggregate gross proceeds to us from the offering were $575.2 million, before deducting underwriting discounts and commissions and other estimated offering expenses payable by us, and excluding the exercise of any pre-funded warrants.
•
Dosed First Participants in Infant Phase 2 Study Evaluating VAX-24 for the Prevention of IPD: In March 2023, we announced that the first participants were dosed in the Phase 2 study of VAX-24 in healthy infants, after the FDA cleared our IND application in February 2023. This study is evaluating the safety, tolerability and immunogenicity of VAX-24, our lead, broad-spectrum 24-valent PCV candidate designed to prevent IPD.
•
Announced New Vaccine Program VAX-GI: In February 2023, we announced that we added a new vaccine program, VAX-GI, designed to prevent Shigella, a bacterial illness that affects an estimated 188 million people worldwide each year and results in approximately 164,000 deaths annually, mostly among children under five years of age in low- and middle-income settings.
•
VAX-24 Granted Breakthrough Therapy Designation from FDA for the Prevention of IPD in Adults Aged 18 and Older: In January 2023, we announced that the FDA granted Breakthrough Therapy designation for VAX-24 for the prevention of IPD in adults. With Breakthrough Therapy designation, we will have access to all of the elements of the FDA’s Fast Track program, as well as the ability to receive guidance and support from the FDA on an efficient drug development program and an organizational commitment from senior managers within the FDA. The FDA’s decision was based on positive topline results from the Phase 1/2 proof-of-concept study of VAX-24 in adults 18-64 years of age.

Since our inception in November 2013, we have devoted substantially all of our resources to performing research and development, undertaking preclinical studies, advancing our vaccine candidates through clinical trials and enabling manufacturing activities in support of our product development efforts, acquiring and developing our technology and vaccine candidates, organizing and staffing our company, performing business planning, establishing our intellectual property portfolio and raising capital to support and expand such activities. We do not have any products approved for sale and have not generated any revenue from product sales. To date, we have financed our operations primarily with proceeds from the sales of our common stock, pre-funded warrants to purchase our common stock and, prior to our initial public offering, or IPO, in June 2020, redeemable convertible preferred stock. We will continue to require additional capital to develop and commercialize our vaccine candidates and fund operations for the foreseeable future. Accordingly, until such time as we can generate significant revenue from sales of our vaccine candidates, if ever, we expect to finance our cash needs through public or private equity or debt financings, third-party (including government) funding and marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches.

We have incurred net losses in each year since inception and expect to continue to incur net losses in the foreseeable future. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending in large part on the timing of our preclinical studies, clinical trials and manufacturing activities, and our expenditures on other research and development activities. Our net loss was $60.5 million for the three months ended March 31, 2023. As of March 31, 2023, we had an accumulated deficit of $582.6 million. As of March 31, 2023, we had cash, cash equivalents and investments of $949.9 million, which we believe will be sufficient to fund our operating expenses and capital expenditure requirements through at least the next 12 months from the filing date of this Quarterly Report on Form 10-Q.

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
•
progress in the scale-up of our manufacturing capabilities, in particular to prepare for our Phase 3 program for and a potential commercial launch of VAX-24;
•
incur additional costs that may be required for secondary supply sources;
•
require the manufacture of supplies for our clinical trials, in particular our clinical trials for our PCV candidates, VAX-24 and VAX-31;
•
pursue regulatory approval of our vaccine candidates;
•
establish additional manufacturing capacity to meet potential incremental supply requirements following the potential initial commercial launch of VAX-24;
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

Certain Significant Relationships

Lonza

In October 2016, we entered into a non-exclusive development and manufacturing services agreement, as amended, with Lonza, or the 2016 Lonza DMSA, pursuant to which Lonza was obligated to perform manufacturing process development and the manufacture of components for VAX-24, including the polysaccharide antigens, our proprietary eCRM protein carrier and conjugated drug substances. Subject to the terms and conditions set forth in the 2016 Lonza DMSA, Lonza granted to us a non-exclusive, worldwide, fully paid-up, irrevocable, transferable license, including the right to grant sublicenses, under the New General Application Intellectual Property, to research, develop, make, have made, use, sell and import the Product manufactured under the 2016 Lonza DMSA (each term as defined in the 2016 Lonza DMSA). The term of the 2016 Lonza DMSA expired on March 31, 2023.

In June 2018, we entered into a letter agreement with Lonza, or the Lonza Letter Agreement, pursuant to which we agreed to certain terms for potential future payments in shares of our common stock as partial satisfaction of future obligations to Lonza. The Lonza Letter Agreement stated that the initial pre-IND cash payments under the 2016 Lonza DMSA were subject to a specified dollar cap, or the Initial Cash Cap. After the Initial Cash Cap was reached, we had the option to make any further pre-IND payments owed to Lonza in cash, in shares of our common stock at then market prevailing prices, or a combination of both, at our election. In April 2021, we reached the Initial Cash Cap and notified Lonza that we would be exercising our option to issue approximately $10.0 million in shares of our common stock as payment for a portion of pre-IND payments due April 30, 2021. In June 2021, we issued 399,680 shares of our common stock to Lonza at a price of $25.02 per share to pay for $10.0 million of the pre-IND payments due April 30, 2021.

In October 2018, we entered into a second non-exclusive development and manufacturing services agreement with Lonza, or the 2018 Lonza DMSA, pursuant to which Lonza is obligated to perform services including manufacturing process development and the manufacture and supply of VAX-24 finished drug product. Subject to the terms and conditions set forth in the 2018 Lonza DMSA, Lonza has granted to us a non-exclusive, worldwide, fully paid-up, irrevocable, transferable license, including the right to grant sublicenses, under the New General Application Intellectual Property, to research, develop, make, have made, use, sell and import the Product (each term as defined in the 2018 Lonza DMSA). Unless earlier terminated, the 2018 Lonza DMSA will remain in place for a period of five years. Either party has the right to terminate the 2018 Lonza DMSA upon a six-month notice period, provided that Lonza may not exercise such right until a specified future date. Either party has the right to terminate the 2018 Lonza DMSA if the other party commits a material breach under the applicable agreement and does not cure such breach within a given time period, for specified bankruptcy events or if a party receives a notice from the other party or otherwise becomes aware that a debarment, suspension, exclusion, sanction or declaration of ineligibility action has been brought against the other party, and we may terminate the 2018 Lonza DMSA for an extended force majeure event.

In April 2022, we entered into a third non-exclusive development and manufacturing services agreement with Lonza, as amended, or the 2022 Lonza DMSA, effective as of March 22, 2022. Pursuant to the 2022 Lonza DMSA, Lonza is obligated to perform services including manufacturing process development and clinical manufacture and supply of our proprietary PCV candidates. Subject to the terms and conditions set forth in the 2022 Lonza DMSA, Lonza has granted to us a non-exclusive, worldwide, fully paid-up, irrevocable, transferable license, including the right to grant sublicenses, under the New General Application Intellectual Property, to research, develop, make, have made, use, sell and import the Product. Unless earlier terminated, the 2022 Lonza DMSA shall remain in place for a period of five years. Either party may terminate the 2022 Lonza DMSA for any reason on prior written notice to the other party, provided that Lonza may not exercise such right until a specified future date. In addition, either party may terminate the 2022 Lonza DMSA (i) within a given time period upon any material breach that is left uncured by the other party, or (ii) immediately if the other party becomes insolvent. We may also terminate the 2022 Lonza DMSA upon an extended force majeure event. Upon expiration and/or termination of the 2022 Lonza DMSA and/or any purchase order, we will pay Lonza for all service rendered, all costs incurred, all unreimbursed capital equipment and any cancellation fees (each term as defined in the 2022 Lonza DMSA).

In February 2023, we entered into a fourth non-exclusive development and manufacturing services agreement with Lonza, or the 2023 Lonza DMSA, effective as of March 1, 2023. Pursuant to the 2023 Lonza DMSA, Lonza will perform manufacturing process development and the manufacture of components for VAX-24 and VAX-31, including the polysaccharide antigens, our proprietary eCRM protein carrier and conjugated drug substances. Subject to the terms and conditions set forth in the 2023 Lonza DMSA, Lonza has granted to us a non-exclusive, worldwide, fully paid-up, transferable license, including the right to grant sublicenses (subject to the prior written consent of Lonza), under the New General Application Intellectual Property, to use, sell and import the Product manufactured under the 2023 Lonza DMSA (but no other products). Unless earlier terminated, the 2023 Lonza DMSA shall remain in place for a period of five years and shall automatically renew for one additional two-year period unless either party provides written notice of non-renewal at least two years prior to the fifth anniversary of the effective date. We may terminate the 2023 Lonza DMSA for any reason on prior written notice to the other party on a Project Plan-by-Project Plan basis. Either party may terminate the 2023 Lonza DMSA (i) within a given time period upon any material breach that is left uncured by the other party, (ii) immediately if the other party becomes insolvent, is dissolved or liquidated, makes a general assignment for the benefit of its creditors, or files or has filed against it, a petition in bankruptcy or has a receiver appointed for a substantial part of its assets, (iii) upon an extended force majeure event, or (iv) if it becomes apparent to either party at any stage in the provision of the Services that it will be impossible to complete the Services for scientific or technical reasons despite exercise of best commercial efforts by both parties. Pursuant to the reason for termination and the party initiating the termination, we will pay Lonza for some combination of services rendered, costs incurred, unreimbursed capital equipment and/or any cancellation fees. Upon an extended force majeure event, neither party shall have any further liability to the other party (each term as defined in the 2023 Lonza DMSA).

Under each of the 2016 Lonza DMSA, 2018 Lonza DMSA, 2022 Lonza DMSA and 2023 Lonza DMSA, collectively the Lonza Agreements, we pay Lonza agreed-upon fees for their performance of development and manufacturing services and pass through expenses incurred by Lonza for raw materials, as well as customary procurement and handling fees. Under each Lonza Agreement, we own all rights, title and interest in and to any and all New Customer Intellectual Property (as defined in each Lonza Agreement), and Lonza owns all right, title and interest in New General Application Intellectual Property (as defined in each Lonza Agreement).

For additional details regarding our relationship with Lonza, see Note 6, “Commitments and Contingencies,” to our condensed financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Supply Agreement with Sutro Biopharma

In May 2018, we entered into a supply agreement, or the Sutro Biopharma Supply Agreement, with Sutro Biopharma pursuant to which we purchase from Sutro Biopharma extract and custom reagents for use in manufacturing non-clinical and certain clinical supply of vaccine compositions utilizing the technology licensed under the Sutro Biopharma License at prices not to exceed a specified percentage above Sutro Biopharma’s fully burdened manufacturing cost. If any extracts or custom reagents do not meet the specifications and warranties provided, then we will not have an obligation to pay for the non-conforming product, and Sutro Biopharma will be obligated to replace the non-conforming product within the shortest possible time with conforming product at our cost. The term of the Sutro Biopharma Supply Agreement is from execution until the later of (i) July 31, 2022, or (ii) or the date that we and Sutro Biopharma enter into the Phase 3/Commercial Supply Agreement and Sutro is supplying to us each Product under the Phase 3/Commercial Supply Agreement (each term as defined in the Sutro Biopharma Supply Agreement). The Sutro Biopharma Supply Agreement may be terminated by either party for the other party’s material breach uncured within 60 days’ notice, by us at will with 60 days’ notice, or by mutual agreement of the parties. In December 2019, we exercised our right to require Sutro Biopharma to establish a second supplier for extract and custom reagents to support our anticipated clinical and commercial needs.

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

We may experience increases in our operating costs in the near future including our labor costs and research and development costs, due to rising inflation, supply chain constraints, and consequences associated with COVID-19 and civil and political unrest in certain countries and regions.

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

We expect our research and development expenses to increase substantially in absolute dollars for the foreseeable future as we advance our vaccine candidates into and through preclinical studies and clinical trials, scale up our manufacturing activities, establish additional manufacturing capacity to meet potential incremental supply requirements following the potential initial commercial launch of VAX-24, pursue regulatory approval of our vaccine candidates and expand our pipeline of vaccine candidates. The process of conducting the necessary preclinical and clinical research and completing the manufacturing requirements to obtain regulatory approval is costly and time-consuming. The actual probability of success for our vaccine candidates may be affected by a variety of factors, including the safety and efficacy or immunogenicity of our vaccine candidates, clinical data, investment in our clinical programs, competition, manufacturing capabilities and commercial viability. We may never succeed in achieving regulatory approval for any of our vaccine candidates. As a result of the uncertainties discussed above, we are unable to determine the duration and completion costs of our research and development projects or if, when and to what extent we will generate revenue from the commercialization and sale of our vaccine candidates.

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
•
the costs of establishing additional manufacturing capacity to meet potential incremental supply requirements following the potential initial commercial launch of VAX-24;
•
the costs that may be required for secondary supply sources; and
•
the immunogenicity or efficacy and safety profile of our vaccine candidates.

General and Administrative

General and administrative expenses consist primarily of costs and expenses related to personnel (including salaries, employee benefits and stock-based compensation) in our executive, legal, finance and accounting, human resources and other administrative functions; legal services relating to intellectual property and corporate matters; accounting, auditing, consulting and tax services; insurance; and facility and other allocated costs not otherwise included in research and development expenses. We expect our general and administrative expenses to continue to increase in absolute dollars for the foreseeable future as we increase our headcount and expand our services to support our continued research and development activities and grow our business. We expect continued increases in general and administrative expenses related to compliance with the rules and regulations of the SEC and The Nasdaq Stock Market LLC, or Nasdaq, insurance expenses, investor relations and corporate communications activities and other administrative and professional services.

Other Income (Expense), Net

Other income (expense), net includes interest income earned from our cash and cash equivalents, grant income and foreign currency transaction gains (losses) related to our Swiss Franc and Euro cash and liability balances (see Note 2, “Basis of Presentation and Summary of Significant Accounting Policies” and Note 3, “Fair Value Measurements and Fair Value of Financial Instruments” to our condensed financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more detail).

Grant Income

In July 2019, we received a cost-reimbursement research award from Combating Antibiotic Resistant Bacteria Biopharmaceutical Accelerator, or CARB-X, a public-private partnership funded under a Cooperative Agreement from Assistant Secretary for Preparedness and Response/Biomedical Advanced Research and Development Authority and by awards from Wellcome Trust, Germany’s Federal Ministry of Education and Research, the United Kingdom Global Antimicrobial Resistance Innovation Fund and the Bill & Melinda Gates Foundation. In connection with this funding, we entered into a cost-reimbursement sub-award agreement with the Trustees of Boston University, the administrator of the program, or the CARB-X agreement. CARB-X has awarded us total funding to date of $11.7 million, with potential funding of up to $14.6 million upon the achievement of future VAX-A1 development milestones. Separately, the National Institute of Health, or NIH, awarded us up to $0.5 million in April 2021 to advance the development of a vaccine against Shigella infection. Grant income pursuant to our award agreements is recognized as we incur and pay qualifying expenses over the periods of the awards. We recognized $0.7 and $0.2 million in grant income for funding research and development during the three months ended March 31, 2023 and 2022, respectively. Grant income is included as a component of Other income (expense), net in the condensed statements of operations.

Results of Operations

Comparison of the Three Months Ended March 31, 2023 and 2022

The following table summarizes our results of operations for the periods presented:

	Three Months Ended March 31,		Change
	2023	2022	$	%
	(in thousands)
Operating expenses:
Research and development	$58,080	$31,678	$26,402	83.3%
General and administrative	13,112	7,543	5,569	73.8%
Total operating expenses	71,192	39,221	31,971	81.5%
Loss from operations	(71,192)	(39,221)	(31,971)	81.5%
Other income (expense), net:
Interest income	10,393	134	10,259	*
Grant income	654	160	494	308.8%
Realized loss on marketable securities	—	(65)	65	(100.0)%
Foreign currency transaction gains (losses)	(317)	6	(323)	*
Total other income (expense), net	10,730	235	10,495	*
Net loss	$(60,462)	$(38,986)	$(21,476)	55.1%

* not meaningful

Operating Expenses

Research and Development Expenses

The following table summarizes our research and development expenses for the periods presented:

	Three Months Ended March 31,		Change
	2023	2022	$	%
	(in thousands)
Product and clinical development (1)	$33,095	$13,802	$19,293	139.8%
Personnel-related	12,981	6,230	6,751	108.4%
Professional and consulting services	1,592	1,270	322	25.4%
Research and development consumables	3,259	4,199	(940)	(22.4)%
Facility related and other allocated	4,599	4,492	107	2.4%
Laboratory supplies and equipment	1,914	1,250	664	53.1%
Other (2)	640	435	205	47.1%
Total research and development expenses	$58,080	$31,678	$26,402	83.3%

(1)
Includes expenses for third-party manufacturing and outsourced contract services, including preclinical studies, clinical trials and outsourced assays.
(2)
Includes travel-related expenses and other miscellaneous office expenses.

Research and development expenses increased by $26.4 million, or 83.3%, during the three months ended March 31, 2023 compared to the corresponding period in 2022. The increase of $19.3 million in product and clinical development expenses was primarily due to VAX-24 adult Phase 3 readiness activities and the initiation of our VAX-24 Phase 2 study in healthy infants. The increase of $6.8 million in personnel-related expenses was primarily due to higher salaries, benefits and stock-based compensation expense resulting from the growth in the number of employees in our research and development functions and associated increase in the number of options and restricted stock units, or RSUs, granted.

General and Administrative Expenses

General and administrative expenses increased by $5.6 million, or 73.8%, during the three months ended March 31, 2023 compared to the corresponding period in 2022. The increase was primarily due to increases of $4.4 million in personnel-related expenses, which was related to higher salaries, benefits and stock-based compensation expense resulting from an increase in the number of options and RSUs granted and the growth in the number of employees in our general and administrative functions, and $1.4 million in higher professional and consulting services.

Other Income (Expense), Net

Other income (expense), net increased by $10.5 million, during the three months ended March 31, 2023 compared to the corresponding period in 2022. The increase was primarily attributable to $10.4 million in interest income as a result of higher cash and investment balances resulting from our follow-on offerings in 2022 combined with an increase in the interest rates earned by such cash and investments.

Liquidity and Capital Resources

From inception through March 31, 2023, we have incurred losses and negative cash flows from operations and have funded our operations primarily through the issuance of common stock, pre-funded warrants to purchase our common stock and, prior to our IPO, redeemable convertible preferred stock, totaling approximately $1.53 billion in aggregate gross proceeds and $1.46 billion net of underwriting discounts, commissions and offering expenses. As of March 31, 2023, we had $380.5 million of cash and cash equivalents, $569.4 million in investments and an accumulated deficit of $582.6 million.

On July 2, 2021, we filed a shelf registration statement on Form S-3ASR, or the Shelf Registration Statement, under which we may, from time to time, sell securities in one or more offerings of our common stock, preferred stock, debt securities or warrants. The Shelf Registration Statement became automatically effective upon the filing of the Form S-3ASR on July 2, 2021.

In July 2021, we entered into an Open Market Sales AgreementSM, or the Original ATM Sales Agreement, with Jefferies LLC, or Jefferies, which provided that, upon the terms and subject to the conditions and limitations set forth in the Original ATM Sales Agreement, we may elect to issue and sell, from time to time, shares of our common stock having an aggregate offering price of up to $150.0 million through Jefferies acting as our sales agent or principal. As of February 27, 2023, we had sold 4,995,709 shares of our common stock under the Original ATM Sales Agreement at an average price of $27.57 per share for aggregate gross proceeds of $137.8 million. On February 27, 2023, we and Jefferies entered into an amendment to the Original ATM Sales Agreement, as amended, the Amended ATM Sales Agreement, pursuant to which we may offer and sell shares of our common stock having an aggregate offering price of up to $400.0 million, which is in addition to the $150.0 million aggregate offering price under the Original ATM Sales Agreement. The material terms and conditions of the Original ATM Sales Agreement otherwise remain unchanged. Under the Amended ATM Sales Agreement, Jefferies may sell the shares of common stock by any method permitted by law deemed to be an “at-the-market offering” as defined under the Securities Act of 1933, as amended, in block transactions or in privately-negotiated transactions with our consent. Jefferies will use commercially reasonable efforts to sell the shares of common stock subject to the Amended ATM Sales Agreement from time to time, based upon our instructions (including any price, time or size limits or other customary parameters or conditions that we may impose). We will pay Jefferies a commission of up to 3.0% of the gross sales proceeds of any common stock sold through Jefferies under the Amended ATM Sales Agreement; however, we are not obligated to make any sales of common stock. As of March 31, 2023, we have sold 534,400 shares of our common stock under the Amended ATM Sales Agreement at an average price of $37.42 per share for aggregate gross proceeds of $20.0 million ($19.6 million net of commissions and offering expenses).

On January 13, 2022, we completed an underwritten public offering in which we issued 2,500,000 shares of our common stock at a price of $20.00 per share and pre-funded warrants to purchase 2,500,000 shares of our common stock at a price of $19.999 per underlying share. In February 2022, the underwriters exercised their option to purchase an additional 750,000 shares of common stock. In aggregate, we received approximately $107.6 million in net proceeds after deducting underwriting discounts and commissions and other offering expenses payable by us, and excluding the exercise of any pre-funded warrants.

On October 28, 2022, we completed an underwritten public offering of 17,812,500 shares of our common stock, which included the full exercise of the underwriters’ option to purchase an additional 2,812,500 shares, at a price of $32.00 per share and pre-funded warrants to purchase 3,750,000 shares of our common stock at a price of $31.999 per underlying share. In aggregate, we received $651.6 million in net proceeds after deducting underwriting discounts and commissions and other offering expenses payable by us, and excluding the exercise of any pre-funded warrants.

On April 21, 2023, we completed an underwritten public offering of 13,030,000 shares of our common stock, which included the full exercise of the underwriters’ option to purchase an additional 1,830,000 shares, at a price of $41.00 per share and pre-funded warrants to purchase 1,000,000 shares of our common stock at a price of $40.999 per underlying share. In aggregate, we received $545.1 million in net proceeds after deducting underwriting discounts and commissions and other estimated offering expenses payable by us, and excluding the exercise of any pre-funded warrants.

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
•
the costs of establishing additional manufacturing capacity to meet potential incremental supply requirements following the potential initial commercial launch of VAX-24;
•
our potential exercise of the Option with Sutro Biopharma;
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
•
the costs of operating as a public company; and
•
the impact of the COVID-19 pandemic and rising inflation which may impact labor costs, research and development costs and supply chain constraints, as well as civil and political unrest in certain countries and regions, which may exacerbate the magnitude of the factors discussed above.

A change in the outcome of any of these or other variables could significantly change the costs and timing associated with the development of our vaccine candidates. Furthermore, our operating plans may change in the future, and we may need additional funds to meet operational needs and capital requirements associated with such change.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Net cash used in operating activities	$(47,690)	$(27,702)
Net cash (used in) provided by investing activities	(448,101)	49,666
Net cash provided by financing activities	41,562	111,019
Effect of exchange rate changes on cash and cash equivalents	23	(227)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(454,206)	$132,756

Cash Flows from Operating Activities

Net cash used in operating activities for the three months ended March 31, 2023 was $47.7 million, which primarily resulted from a net loss of $60.5 million, partially offset by non-cash charges of $6.0 million and a net change in our operating assets and liabilities of $6.8 million. Non-cash charges primarily consisted of $9.6 million in stock-based compensation expense, $1.6 million in amortization of right-of-use, or ROU, assets and $0.7 million in depreciation and amortization, partially offset by a decrease of $6.0 million in net amortization of premiums on investments. The net change in operating assets and liabilities of $6.8 million was primarily due to increases (i) in accrued manufacturing expenses of $6.7 million resulting from increased outsourced manufacturing activities, (ii) in accounts payable and accrued expenses of $4.8 million resulting from the timing of payments and (iii) in accrued compensation of $0.7 million related to higher headcount. These increases were partially offset by (i) an increase in prepaid and other assets of $4.1 million related to prepaid insurance and research costs and (ii) a decrease in operating lease liabilities of $1.4 million related to our San Carlos office.

Net cash used in operating activities for the three months ended March 31, 2022 was $27.7 million, which primarily resulted from a net loss of $39.0 million, partially offset by non-cash charges of $6.9 million and a net change in our operating assets and liabilities of $4.4 million. Non-cash charges primarily consisted of $4.1 million in stock-based compensation expense, $1.8 million in amortization of ROU assets and $0.6 million in depreciation and amortization. The net change in operating assets and liabilities of $4.4 million was primarily due to (i) an increase in operating lease liabilities of $5.6 million related to the San Carlos office, (ii) a decrease in prepaid and other current assets of $2.8 million related to reduced prepaid insurance and prepaid research costs, and (iii) an increase in accrued manufacturing expenses of $2.4 million resulting from increased outsourced manufacturing activities. These changes were partially offset by (i) a decrease in accrued compensation of $2.2 million related to a 2021 accrued bonus payout in March 2022, (ii) a decrease in accounts payable of $1.9 million resulting from the timing of payments and (iii) an increase in other assets of $1.6 million related to purchases of equipment for the transfer of technology in the manufacturing extracts and reagents from Sutro Biopharma to other manufacturers.

Cash Flows from Investing Activities

Cash used in investing activities for the three months ended March 31, 2023 was $448.1 million, which was attributable primarily to $483.8 million in purchase of investments and $5.6 million of purchases of lab equipment and leasehold improvements, partially offset by $40.2 million in maturities of investments and $1.1 million in sales of investments.

Cash used in investing activities for the three months ended March 31, 2022 was $49.7 million, which related primarily to $59.6 million in maturities of investments, partially offset by $7.0 million in purchases of investments and $2.9 million of purchases of lab equipment.

Cash Flows from Financing Activities

Cash provided by financing activities for the three months ended March 31, 2023 was $41.6 million, which primarily consisted of net proceeds from our Original and Amended ATM Sales Agreements of $41.8 million.

Cash provided by financing activities for the three months ended March 31, 2022 was $111.0 million, which primarily consisted of net proceeds from shares issued for our follow-on public offering in January 2022 of $107.6 million and under our Original ATM Sales Agreement of $3.1 million.

Contractual Obligations and Commitments

Our material cash requirements include the following contractual and other obligations:

Leases

We have operating lease agreements for our office spaces. As of March 31, 2023, we had total lease payment obligations of $18.3 million, of which $6.2 million is payable within one year.

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

Purchase Commitments

We have certain payment obligations under various license agreements. Under these agreements, we are required to make milestone payments upon successful completion and achievement of certain intellectual property, clinical, regulatory and sales milestones. The payment obligations under the license agreements are contingent upon future events such as our achievement of specified development, clinical, regulatory and commercial milestones, and we will be required to make development milestone payments and royalty payments in connection with the sale of products developed under these agreements. As the achievement and timing of these future milestone payments are not probable or estimable, such amounts have not been included in our condensed balance sheets as of March 31, 2023 or December 31, 2022.

We enter into agreements in the normal course of business with CMOs and other vendors for manufacturing services and raw materials purchases. We rely on several third-party manufacturers for our manufacturing requirements. As of March 31, 2023, we had the following amounts of non-cancelable purchase commitments related to manufacturing services and raw materials purchased due to our key manufacturing partners. These amounts represent our minimum contractual obligations, including termination fees. If we terminate certain firm orders with our key manufacturing partners, we will be required to pay for the manufacturing services scheduled or raw materials purchased under our arrangements. The actual amounts we pay in the future to the vendors under such agreements may differ from the purchase order amounts.

Years ending December 31,	(in thousands)
Remainder of 2023	$97,648
2024	47,478
Total non-cancelable purchase commitments due to our key manufacturing partners	$145,126

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

Stock-based compensation expense related to awards to non-employees is recognized based on the then-current fair value at each measurement date over the associated service period of the award, which is generally the vesting term, using the straight-line method. The fair value of non-employee stock options is estimated using the Black-Scholes valuation model with assumptions generally consistent with those used for employee stock options, with the exception of the expected term, which is the remaining contractual life at each measurement date. Refer to Note 2, “Basis of Presentation and Summary of Significant Accounting Policies” and Note 9, “Equity Incentive Plans,” to our condensed financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information on assumptions used in estimating stock-based compensation expense.

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

Under ASC 842, we assess all arrangements that convey the right to control the use of property, plant and equipment, at inception, to determine if it is, or contains, a lease based on the unique facts and circumstances present in the arrangements. In addition, we determine whether leases meet the classification criteria of a finance or operating lease at the lease commencement date considering: (i) whether the lease transfers ownership of the underlying asset to the lessee at the end of the lease term, (ii) whether the lease contains a bargain purchase option, (iii) whether the lease term is for a major part of the remaining economic life of the underlying asset, (iv) whether the present value of the sum of the lease payments and residual value guaranteed by the lessee equals or exceeds substantially all of the fair value of the underlying asset, and (v) whether the underlying asset is of such a specialized nature that it is expected to have no alternative use to the lessor at the end of the lease term. As of March 31, 2023, our lease population consisted only of operating real estate leases.

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

Significant assumptions utilized in recognizing the ROU assets and corresponding lease liabilities included the expected lease term and the incremental borrowing rate. The expected lease term includes both contractual lease periods and, as applicable, extensions of the lease term when we have determined the exercise of the option to extend is reasonably certain to occur. The incremental borrowing rate was utilized to discount lease payments over the expected term given our operating leases do not provide an implicit rate. We estimated the incremental borrowing rate based on an analysis of corporate bond yields with a credit rating similar to ours. The determination of our incremental borrowing rate requires management judgment, including development of a synthetic credit rating and cost of debt, as we currently do not carry any debt. We believe that the estimates used in determining the incremental borrowing rate are reasonable based upon current facts and circumstances.

For additional details regarding the impact of adoption and disclosure, see Note 5, “Leases,” to our condensed financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Recently Adopted Accounting Pronouncements

There were no applicable recent accounting pronouncements, and we did not adopt any new accounting standards during the quarter.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Our cash and cash equivalents as of March 31, 2023 and December 31, 2022 consisted of readily available checking and money market funds. As of March 31, 2023, we also invested in U.S. Treasury securities, U.S. government agency securities, corporate debt, commercial paper, and asset-backed securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. We do not believe that our cash and cash equivalents have significant risk of default or illiquidity. As of March 31, 2023 and December 31, 2022, we had approximately $949.9 million and $957.9 million in cash and investments. For the three months ended March 31, 2022, we had interest income of 10.4 million. The following table shows the impact of a hypothetical 10% increase or decrease in interest rates on our net assets as of March 31, 2023 and our net loss for the three months ended March 31, 2023:

	Impact on Net Assets as of March 31, 2023	Impact on Net Loss for the Three Months Ended March 31, 2023
Hypothetical Change in Interest Rates	(in thousands)
10% increase	$3,742	$990
10% decrease	$(3,742)	$(990)

Concentrations of Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk consist primarily of cash, cash equivalents and investments. We invest in money market funds, U.S. Treasury securities, U.S. government agency securities, corporate debt, commercial paper and asset-backed securities. We maintain bank deposits in federally insured financial institutions and these deposits may exceed federally-insured limits. We are exposed to credit risk in the event of a default by the financial institutions holding our cash and issuers of investments to the extent recorded on the condensed balance sheets. For example, on March 10, 2023, the California Department of Financial Protection and Innovation took control of Silicon Valley Bank, or SVB, and appointed the Federal Deposit Insurance Corporation, or FDIC, as receiver. While SVB was our primary bank at the time, we maintained banking relationships with other major banks. The substantial majority of funds we held at SVB, which included cash, cash equivalents and investments were held in custodial accounts of a third-party institution for which SVB Asset Management was the advisor, or SVB Custodial Accounts. On March 12, 2023, the FDIC confirmed that depositors of SVB would have access to all of their money and, as a result, we regained access to all of our funds deposited with SVB. The FDIC subsequently transferred SVB’s deposits and loans to a newly created bridge bank, named Silicon Valley Bridge Bank, N.A., or Silicon Valley Bridge Bank. On March 26, 2023, the FDIC announced that First Citizens Bank & Trust Company, or First Citizens Bank, had agreed to purchase and assume all deposits and loans of Silicon Valley Bridge Bank. Management believes that we are not exposed to significant credit risk as our deposits are held at First Citizens Bank, and our investments are held under separate financial institution custodial accounts, each of which management continues to believe to be of high credit quality. We have not experienced any losses on these deposits or investments as a result of this market event. While we were able to recover all deposited amounts from SVB, and continue to have access to all investments held in the SVB Custodial Accounts, there can be no assurance that our current or future banks will not face similar risks as SVB or that we will be able to recover in full our deposits in the event of similar closures. Our investment policy limits investments to money market funds, certain types of debt securities issued by the U.S. Government and its agencies, corporate debt, commercial paper and asset-backed securities, and places restrictions on the credit ratings, maturities and concentration by type and issuer. We believe that our exposure to credit risks is not significant and that a hypothetical 10% change in credit rates would not have a significant impact on our portfolio.

Foreign Currency Risk

We are exposed to market risk related to changes in foreign currency exchange rates, mainly relating to our contract with Lonza, our CMO in Switzerland. We have also entered into a limited number of contracts with other parties with payments denominated in foreign currencies. Payments under these contracts are made in foreign currencies and are subject to fluctuations in foreign currency rates. We do not currently have a formal program in place to hedge foreign currency risks. However, from time to time, we buy Swiss Francs, or CHF, which is the majority of our foreign currency exposure, at market and are holding CHF in our bank accounts. As of March 31, 2023 and December 31, 2022, we had approximately $18.2 million and $21.8 million of CHF cash and cash equivalents, respectively, held at one financial institution. As of March 31, 2023 and December 31, 2022, we had foreign currency denominated accounts payable and accrued expenses of $20.3 million and $13.9 million, respectively. For the three months ended March 31, 2023, we had foreign currency transaction losses of $0.3 million. The following table shows the impact of a hypothetical 10% increase or decrease in current exchange rates on our net assets as of March 31, 2023 and our net loss for the three months ended March 31, 2023:

	Impact on Net Assets as of March 31, 2023	Impact on Net Loss for the Three Months Ended March 31, 2023
Hypothetical Change in Currency Exchange Rates	(in thousands)
10% increase	$212	$3,162
10% decrease	$(212)	$(3,162)

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

Our management, with the participation of our Chief Executive Officer, or CEO, and our Chief Financial Officer, or CFO, our principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of March 31, 2023. Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures as of March 31, 2023 were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the quarter ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

To date, we have devoted substantially all of our resources to performing research and development, undertaking preclinical studies, advancing our vaccine candidates through clinical trials, enabling manufacturing activities in support of our product development efforts, acquiring and developing our technology and vaccine candidates, organizing and staffing our company, performing business planning, establishing our intellectual property portfolio and raising capital to support and expand such activities. As an organization, we have not yet demonstrated an ability to successfully complete clinical development, obtain regulatory approvals, manufacture a commercial-scale product or conduct sales and marketing activities necessary for successful commercialization or arrange for a third party to conduct these activities on our behalf. Consequently, any predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history.

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

We are a clinical-stage biotechnology vaccine company. Investment in clinical-stage companies and vaccine development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential vaccine candidate will not gain regulatory approval or become commercially viable. We do not have any products approved for sale and have not generated any revenue from product sales. As a result, we are not profitable and have incurred losses in each year since inception. Our net losses were $223.5 million and $100.1 million for the years ended December 31, 2022 and 2021, respectively, and $60.5 million and $39.0 million for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, we had an accumulated deficit of $582.6 million.

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

As of March 31, 2023, we had cash, cash equivalents and investments of $949.9 million. We believe our existing cash, cash equivalents and investments will fund our current operating plans through at least 12 months from the filing date of this Quarterly Report on Form 10-Q. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned. We have raised substantial capital, however, we will need to raise substantial additional capital to complete the development and commercialization of our drug candidates. We expect to finance our cash needs through public or private equity or debt financings, third-party (including government) funding and marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements or any combination of these approaches.

In July 2021, we entered into an Open Market Sales AgreementSM, or the Original ATM Sales Agreement with Jefferies LLC, or Jefferies, which provided that, upon the terms and subject to the conditions and limitations set forth in the Original ATM Sales Agreement, we may elect to issue and sell, from time to time, shares of our common stock having an aggregate offering price of up to $150.0 million through Jefferies acting as our sales agent or principal. As of February 27, 2023, we had sold 4,995,709 shares of our common stock under to the Original ATM Sales Agreement at an average price of $27.57 per share for aggregate gross proceeds of $137.8 million. On February 27, 2023, we and Jefferies entered into an amendment to the Original ATM Sales Agreement, as amended, the Amended ATM Sales Agreement, pursuant to which we may offer and sell shares of our common stock having an aggregate offering price of up to $400.0 million, which is in addition to the $150.0 million aggregate offering price under the Original ATM Sales Agreement. The material terms and conditions of the Original ATM Sales Agreement otherwise remain unchanged. As of March 31, 2023, we have sold 534,400 shares of our common stock under the Amended ATM Sales Agreement at an average price of $37.42 per share for aggregate gross proceeds of $20.0 million ($19.6 million net of commissions and offering expenses).

On April 21, 2023, we completed an underwritten public offering of 13,030,000 shares of our common stock, which included the full exercise of the underwriters’ option to purchase an additional 1,830,000 shares, at a price of $41.00 per share and pre-funded warrants to purchase 1,000,000 shares of our common stock at a price of $40.999 per underlying share. In aggregate, we received approximately $545.1 million in net proceeds after deducting underwriting discounts and commissions and other estimated offering expenses payable by us, and excluding the exercise of any pre-funded warrants.

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
•
our potential exercise of the Option (as described below) with Sutro Biopharma, Inc., or Sutro Biopharma;
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

In addition, the preclinical and clinical trial requirements of the FDA, European Medicines Agency, or EMA, and other regulatory agencies and the criteria these regulators use to determine the safety and efficacy of a vaccine candidate are determined according to the type, complexity, novelty and intended use and market of the potential products. Approvals by the FDA and EMA for existing pneumococcal vaccines, such as Pfizer Inc.'s, or Pfizer's, Prevnar 13, or PCV13, Prevnar 20®, or PCV20 and Merck & Co., Inc.'s, or Merck's, Vaxneuvance, or PCV15 and Pneumovax 23, or PPSV23, may not be indicative of what these regulators may require for approval of our vaccine candidates. For example, we have used opsonophagocytic activity, or OPA, titers as the primary immunogenicity surrogate endpoint for the VAX-24 program in adults because PCV13 and PCV20 were approved based on the establishment of non-inferiority of serotype-specific OPA responses relative to PPSV23 and PCV13 respectively; however, there can be no assurance that this streamlined non-inferiority approach will be sufficient for regulatory approval or that regulators will not require field efficacy trials. Furthermore, while there have been approvals granted for both PCVs and meningococcal conjugate vaccines based on surrogate immune endpoints rather than field efficacy studies, we will not be able to confirm this approach’s applicability for our vaccines until we complete our Phase 2 clinical development program. Additionally, novel aspects of our vaccine candidates and manufacturing processes may create further challenges in obtaining regulatory approval. The regulatory approval process for our novel vaccine candidates can be more complex and consequently more expensive and take longer than for other, better known or extensively studied pharmaceutical or other vaccine candidates. More generally, approvals by any regulatory agency may not be indicative of what any other regulatory agency may require for approval or what such regulatory agencies may require for approval in connection with new vaccine candidates. Moreover, our vaccine candidates may not perform successfully in clinical trials.

Our vaccine candidates are in clinical or preclinical stages of development and may fail in development or suffer delays that materially and adversely affect their commercial viability. If we are unable to complete development of or commercialize our vaccine candidates or experience significant delays in doing so, our business would be materially harmed.

None of our vaccine candidates have been the subject of late-stage or pivotal clinical trials. On October 24, 2022, we announced positive topline results from our Phase 1/2 clinical proof-of-concept study of VAX-24 in adults ages 18 to 64. On April 17, 2023, we announced positive results from the VAX-24 Phase 2 study in adults aged 65 and older, as well as data from the full six-month safety assessment and prespecified pooled immunogenicity analyses from both the Phase 2 study in adults aged 65 and older and the prior Phase 1/2 study in adults aged 18-64. Regulatory interactions to inform the Phase 3 program are anticipated in the second half of 2023, and topline safety, tolerability and immunogenicity data from the pivotal Phase 3 non-inferiority study in adults are expected in 2025. With regard to our VAX-24 pediatric program, in March 2023, we announced that the first participants were dosed in the Phase 2 study of VAX-24 in healthy infants, after the FDA cleared our IND application in February 2023. We expect to share topline safety, tolerability and immunogenicity data following the primary three-dose immunization series by 2025. We anticipate the submission of the VAX-31 adult IND application to the FDA and announcement of subsequent FDA clearance in the second half of 2023. We expect topline safety, tolerability and immunogenicity data from a Phase 1/2 study in adults in 2024. In addition to our PCV franchise, our pipeline includes VAX-A1, a novel conjugate vaccine candidate designed to prevent disease caused by Group A Strep; VAX-PG, a novel protein vaccine candidate targeting the keystone pathogen responsible for periodontitis; VAX-GI, a vaccine designed to prevent Shigella; and other discovery-stage programs. Our ability to achieve and sustain profitability depends on obtaining regulatory approvals for and successfully commercializing our vaccine candidates, either alone or with third parties, and we cannot guarantee that we will ever obtain regulatory approval for any of our vaccine candidates. We have limited experience in conducting and managing the clinical trials necessary to obtain regulatory approvals, including approval by the FDA. Before obtaining regulatory approval for the commercial distribution of our vaccine candidates, we must conduct extensive preclinical studies and clinical trials to demonstrate the safety and efficacy of our vaccine candidates.

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

Our business is highly dependent on the success of our PCV Candidates –VAX-24, which is in clinical development, and VAX-31, which is in preclinical development. If we are unable to successfully develop, obtain approval for and effectively commercialize VAX-24 or VAX-31, our business would be significantly harmed.

Our business and future success depends on our ability to successfully develop, obtain regulatory approval of, and then commercialize our PCV candidates, which include VAX-24, our most advanced vaccine candidate, and VAX-31, our preclinical PCV candidate. Although VAX-24 has produced positive topline results in a Phase 1/2 clinical study in adults aged 18-64, positive results from a Phase 2 study in adults aged 65 and older, and data from the full six-month safety assessment and prespecified pooled immunogenicity analyses from both the Phase 2 study in adults aged 65 and older and the prior Phase 1/2 study in adults aged 18-64, it may not demonstrate the same results in future pivotal studies. Past and future VAX-24 results may not be indicative of future VAX-31 results. We anticipate the submission of the VAX-31 adult IND application to the FDA and announcement of subsequent FDA clearance in the second half of 2023. We expect topline safety, tolerability and immunogenicity data from a Phase 1/2 study in adults in 2024. VAX-24 and VAX-31will require additional preclinical, clinical and non-clinical development, regulatory review and approval in multiple jurisdictions, substantial investment, access to sufficient clinical and commercial manufacturing capacity and significant marketing efforts before we can generate any revenue from product sales. We cannot provide any assurance that we will be able to successfully advance VAX-24 or VAX-31 through the development process.

The clinical and commercial success of VAX-24, VAX-31 and future vaccine candidates will depend on a number of factors, including the following:

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

•
our ability to demonstrate to the satisfaction of the FDA or comparable foreign regulatory authorities the safety, efficacy and acceptable risk to benefit profile of VAX-24, VAX-31 or any future vaccine candidates;
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

The vaccine market is intensely competitive and is dominated by a small number of multinational, globally established pharmaceutical corporations with significant resources; in recent history, Pfizer, Merck, GSK plc, or GSK and Sanofi have been responsible for developing and introducing most new vaccines to the world. We may also face competition from many different sources, including pharmaceutical and biotechnology companies, academic institutions, governmental agencies and public and private research institutions.

Vaccine candidates that we successfully develop and commercialize may compete with existing vaccines and new vaccines that may become available in the future. Many of our competitors have substantially greater financial, lobbying, technical, human and other resources than we do and may be better equipped to develop, manufacture and market technologically superior vaccines, including the potential that our competitors may develop chemical processes or utilize novel technologies for developing vaccines that may be superior to those we employ. In addition, many of these competitors have significantly greater experience than we have in undertaking preclinical studies and clinical trials of new products and in obtaining regulatory approvals, including for many vaccine franchises. Accordingly, our competitors may succeed in obtaining FDA approval or a preferred recommendation for their products. For example, PCV13 obtained FDA approval for the prevention of invasive pneumococcal disease, or IPD, in infants based on non-inferior IgG antibody responses relative to Prevnar, using the surrogate immune endpoints established by the prior Prevnar field efficacy study. Pfizer implemented a similar approach to development of its 20-valent PCV vaccine candidate, PCV20, which was approved by the FDA in June 2021 for use in adults and in April 2023 for use in infants and children. Merck received approval for PCV15, its 15-valent PCV, in July 2021 for use in adults and in June 2022 for use in infants and children. Merck announced in April 2022 that V116, the company’s investigational 21-valent PCV for adults, received Breakthrough Therapy designation from the FDA, and later announced that it enrolled the first patient in their Phase 3 clinical trial. In June 2022, Merck announced positive results from its Phase 1/2 study evaluating the safety, tolerability and immunogenicity of V116 in pneumococcal vaccine-naïve adults 18-49 years of age (Phase 1) and 50 years of age and older (Phase 2). In addition, Sanofi and SK Chemicals have partnered to develop a PCV, and GSK, which recently acquired Affinivax, is developing a 24-valent affinity-bound pneumococcal vaccine. Affinivax also has a 30-plus valent pneumococcal candidate vaccine in preclinical development.

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

The success of our business depends in large part upon our ability to identify, develop and commercialize products based on our cell-free protein synthesis platform. We intend to pursue clinical development of additional vaccine candidates beyond VAX-24, including VAX-31 for PCV, VAX-A1 for Group A Strep, VAX-PG for periodontitis and VAX-GI for Shigella. Our research programs may fail to identify potential vaccine candidates for clinical development for a number of reasons or we may focus our efforts and resources on potential programs or vaccine candidates that ultimately prove to be unsuccessful. In addition, we cannot provide any assurance that we will be able to successfully advance any of our existing or future vaccine candidates through the development process.

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

In the ordinary course of our business, we collect, use, retain, safeguard, disclose, share, transfer or otherwise process proprietary, confidential and sensitive information, including personal data (including, key-coded data, health information, data we collect about trial participants in connection with clinical trials and other special categories of personal data), intellectual property, trade secrets, and proprietary business information owned or controlled by ourselves or other parties, and other sensitive third-party data, or collectively, Sensitive Information.

We may use third-party service providers and subprocessors, including our CROs, to help us operate our business and engage in processing on our behalf in a variety of contexts, including, without limitation, cloud-based infrastructure, data center facilities, encryption and authentication technology, employee email and other functions. We may also share Sensitive Information with our partners or other third parties in connection with our business. Our ability to monitor these third parties’ cybersecurity practices is limited, and these third parties may not have adequate information security measures in place. If our third-party service providers experience a security incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if our third-party service providers fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award.

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

In December 2017, the Tax Cuts and Jobs Act, or Tax Act, was signed into law. The Tax Act, among other things, contains significant changes to corporate taxation, including (i) changes to the expensing of research and development expenses for tax years beginning after December 31, 2021, (ii) reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, (iii) limitation of the tax deduction for interest expense to 30% of adjusted earnings (with certain exceptions, including for certain small businesses), (iv) limitation of the deduction for post-2017 net operating losses, or NOLs, to 80% of current-year taxable income and elimination of net operating loss carrybacks for post-2017 NOLs, (v) immediate deductions for certain new investments instead of deductions for depreciation expense over time and (vi) modifying or repealing many business deductions and credits (including reducing the business tax credit for certain clinical testing expenses incurred in the testing of certain drugs for rare diseases or conditions generally referred to as orphan drugs). Effective January 1, 2022, we are also subject to mandatory capitalization of Section 174 research and development expenditures. The capitalized expenses are subject to amortization over five and fifteen years for expenses incurred within the U.S. and outside of U.S., respectively.

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

The Infrastructure Investment and Jobs Act was signed on November 15, 2021, and it contained several tax provisions including changes to the Employee Retention Tax Credit and changes to excise taxes. These provisions do not have a material impact on our current tax provision.

In accordance with the 2017 Tax Act, research and experimental (R&E) expenses under Internal Revenue Code Section 174 are required to be capitalized beginning in 2022. R&E expenses are required to be amortized over a period of five years for domestic expenses and 15 years for foreign expenses. We have capitalized research and experimental expenditures in our current tax provision as a result.

The Inflation Reduction Act of 2022 specifically introduces the topic of corporate alternative minimum tax, or CAMT, on adjusted financial statement income on applicable corporations for taxable years beginning after December 31, 2022. There is no impact to our current tax provision.

The American Rescue Plan Act was signed on March 11, 2021. One of the provisions of the Act included expanding the definition of covered employees subject to IRC 162(m) to include an additional top five highest compensated officers beyond the CEO, CFO, and three highest paid employees currently covered under IRC 162(m). This expanded provision is applicable for tax years beginning after December 31, 2026. The Company does not believe that this update to IRC 162(m) would have a material impact on its income tax provision currently and will continue to monitor this.

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
•
a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in and conduct comparative clinical effectiveness research, along with funding for such research; and
•
establishment of a Center for Medicare and Medicaid Innovation at CMS, or the CMS Innovation Center to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending.

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

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers of 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013 and, due to subsequent legislative amendments to the statute, including the Bipartisan Budget Act of 2015and the Consolidated Appropriations Act of 2023, will remain in effect until 2032 unless additional Congressional action is taken. The American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several types of providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

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

Further, in the United States there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug and biological product pricing, reduce the cost of prescription drugs and biological products under government payor programs and review the relationship between pricing and manufacturer patient programs. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the Department of Health and Human Services, or HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. Further, the IRA will, among other things, (i) allow HHS to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare, and subject drug manufacturers to civil monetary penalties and a potential excise tax by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law, and (ii) impose rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. However, the IRA does not change either the VFC or the provisions added in 2010 under the ACA. VFC was established to give first-dollar coverage to children up to 18 years of age whose families could not pay for vaccinations while the ACA guaranteed coverage of vaccines without cost sharing for Americans who are either privately insured or newly covered in states that expanded Medicaid. The IRA did help with vaccine access by eliminating cost sharing for adult vaccines covered under Medicare Part D and mandating that all state Medicaid programs cover many adult vaccines and their administration without cost sharing. Further, many vaccines are excluded from Medicare Part B rebate requirements. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. These provisions will take effect progressively starting in fiscal year 2023, although they may be subject to legal challenges. HHS has and will continue to issue and update guidance as these programs are implemented. It is currently unclear how the IRA will be effectuated but is likely to have a significant impact on the pharmaceutical industry. Further, in response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the CMS Innovation Center which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine which drugs, biological products and suppliers will be included in their healthcare programs. Furthermore, there has been increased interest by third-party payors and governmental authorities in reference pricing systems and publication of discounts and list prices.

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
•
general economic, political and market conditions, including higher inflation rates, bank failures, changes in interest rates and the Russia-Ukraine war, and overall fluctuations in the financial markets in the United States and abroad; and
•
investors’ general perception of us and our business.

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

Sarbanes-Oxley as well as rules subsequently adopted by the SEC and Nasdaq to implement provisions of Sarbanes-Oxley, impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Further, pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the SEC has adopted additional rules and regulations in these areas, such as mandatory “say on pay” voting requirements. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate. Compliance with the various reporting and other requirements applicable to public companies requires considerable time and attention of management. We cannot assure you that we will satisfy our obligations as a public company on a timely basis.

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

There is an increasing focus from certain investors and other key stakeholders concerning corporate responsibility, specifically related to environmental, social and governance, or ESG, factors. As a result, there is an increased emphasis on corporate responsibility ratings and a number of third parties provide reports on companies in order to measure and assess corporate responsibility performance. In addition, the ESG factors by which companies’ corporate responsibility practices are assessed may change, which could result in greater expectations of us and cause us to undertake costly initiatives to satisfy such new criteria. Alternatively, if we are unable to satisfy such new criteria, investors may conclude that our policies with respect to corporate responsibility are inadequate. We risk damage to our brand and reputation if our corporate responsibility procedures or standards do not meet the standards set by various constituencies. We may be required to make investments in matters related to ESG, which could be significant and adversely impact our results of operations. Furthermore, if our competitors’ corporate responsibility performance is perceived to be greater than ours, potential or current investors may elect to invest with our competitors instead. In addition, if we communicate certain initiatives and goals regarding ESG matters, we could fail, or be perceived to fail, in our achievement of such initiatives or goals, or we could be criticized for the scope of such initiatives or goals. If we fail to satisfy the expectations of investors and other key stakeholders or our initiatives are not executed as planned, our reputation and financial results could be materially and adversely affected.

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

The cash and cash equivalents that we use to meet our working capital and operating expense needs and investments we hold are held and managed with financial institutions. If any of the financial institutions in which we hold such funds fails or is subject to significant adverse conditions in the financial or credit markets, we could be subject to a risk of loss of all or a portion of such uninsured funds or be subject to a delay in accessing all or a portion of such uninsured funds. Any such loss or lack of access to these funds could adversely impact our short-term liquidity and ability to meet our operating expense obligations. For example, on March 10, 2023, the California Department of Financial Protection and Innovation took control of Silicon Valley Bank, or SVB, and appointed the Federal Deposit Insurance Corporation, or FDIC, as receiver. While SVB was our primary bank at the time, we maintained banking relationships with other major banks. The substantial majority of funds we held at SVB, which included cash, cash equivalents and investments were held in custodial accounts of a third-party institution for which SVB Asset Management was the advisor, or SVB Custodial Accounts. On March 12, 2023, the FDIC confirmed that depositors of SVB would have access to all of their money and, as a result, we regained access to all of our funds deposited with SVB. The FDIC subsequently transferred SVB’s deposits and loans to a newly created bridge bank, named Silicon Valley Bridge Bank, N.A., or Silicon Valley Bridge Bank. On March 26, 2023, the FDIC announced that First Citizens Bank & Trust Company, or First Citizens Bank, had agreed to purchase and assume all deposits and loans of Silicon Valley Bridge Bank. We have not experienced any losses on these deposits or investments as a result of this market event. We continue to maintain a banking relationship with SVB, which is almost entirely comprised of our funds held in SVB Custodial Accounts. While we were able to recover all deposited amounts from SVB, and continue to have access to all investments held in the SVB Custodial Accounts, there can be no assurance that our current or future banks will not face similar risks as SVB or that we will be able to recover in full our deposits in the event of similar closures. If one or any of the financial institutions in which we hold our funds for working capital and operating expense needs were to fail, we cannot provide any assurances that such governmental agencies would take action to protect our uninsured deposits in a similar manner.

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

The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us or our business. We do not have control over these analysts. If securities or industry analysts do not publish research or reports about our business, the trading price for our stock would likely be negatively impacted. If one or more of the analysts who cover us downgrades our stock or publishes inaccurate or unfavorable research about our business, our stock price may decline. If one or more of these analysts ceases coverage of our company or fails to publish reports on us regularly, demand for our stock could decrease, which might cause our stock price and trading volume to decline.

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

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

		Incorporated by Reference
Exhibit Number	Description	Schedule Form	File Number	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Vaxcyte, Inc., as amended.	8-K	001-39323	3.1	June 16, 2020

3.2	Amended and Restated Bylaws of Vaxcyte, Inc.	8-K	001-39323	3.2	June 16, 2020

4.1	Form of Common Stock Certificate of the Registrant.	S-1/A	333-238630	4.1	June 8, 2020

4.2	Form of Pre-Funded Warrant	8-K	001-39323	4.1	January 13, 2022

4.3	Form of Pre-Funded Warrant	8-K	001-39323	4.1	October 27, 2022

4.4	Form of Pre-Funded Warrant	8-K	001-39323	4.1	April 20, 2023

10.1#+*	Development and Manufacturing Services Agreement by and between the Registrant and Lonza Ltd., dated March 1, 2023.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document: the instance document does not appear in the interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Inline XBRL for the cover page of the Quarterly Report on Form 10-Q included in the Exhibit 101 Inline XBRL Document Set.

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

† The certification attached as Exhibit 32.1 that accompanies this Quarterly Report on Form 10-Q is not deemed filed with the SEC and is not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vaxcyte, Inc.

Date: May 8, 2023	By:	/s/ Grant E. Pickering
Grant E. Pickering
Chief Executive Officer

Date: May 8, 2023	By:	/s/ Andrew Guggenhime
Andrew Guggenhime
President and Chief Financial Officer

Date: May 8, 2023	By:	/s/ Elvia Cowan
Elvia Cowan
Senior Vice President, Finance