Form 10-Q
period 2023-06-30
Vaxcyte, Inc.
filed 2023-08-08
CIK 1649094

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 3, 2023, the registrant had 93,846,919 shares of common stock, $0.001 par value per share, outstanding.

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
•
our ability and the ability of our third-party contract manufacturers to operate and continue operations;
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

VAXCYTE, INC.

Condensed Balance Sheets

(in thousands, except share and per share data)

(unaudited)

	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$531,033	$834,657
Short-term investments	756,031	96,719
Prepaid expenses and other current assets	23,253	11,179
Total current assets	1,310,317	942,555
Property and equipment, net	16,420	10,360
Operating lease right-of-use assets	18,006	21,288
Long-term investments	153,726	26,549
Restricted cash	871	871
Other assets	3,479	4,555
Total noncurrent assets	192,502	63,623
Total assets	$1,502,819	$1,006,178

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$16,266	$9,795
Accrued compensation	4,416	1,180
Accrued manufacturing expenses	14,368	8,265
Accrued expenses	19,180	15,375
Operating lease liabilities — current	5,986	5,910
Total current liabilities	60,216	40,525
Operating lease liabilities — long-term	9,222	12,031
Other liabilities	5	9
Total liabilities	69,443	52,565

Commitments and contingencies (Note 6)
Stockholders' Equity
Preferred stock, $0.001 par value — 10,000,000 shares authorized at June 30, 2023 and December 31, 2022; no shares issued and outstanding at June 30, 2023 and December 31, 2022	—	—
Common stock, $0.001 par value — 500,000,000 shares authorized at June 30, 2023 and December 31, 2022; 93,812,533 and 79,470,670 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	97	82
Additional paid-in capital	2,086,727	1,476,018
Accumulated other comprehensive loss	(2,521)	(361)
Accumulated deficit	(650,927)	(522,126)
Total stockholders' equity	1,433,376	953,613
Total liabilities and stockholders' equity	$1,502,819	$1,006,178

The accompanying notes are an integral part of these unaudited condensed financial statements.

VAXCYTE, INC.

Condensed Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating expenses:
Research and development	$72,691	$38,469	$130,771	$70,147
General and administrative	14,456	9,417	27,567	16,960
Total operating expenses	87,147	47,886	158,338	87,107
Loss from operations	(87,147)	(47,886)	(158,338)	(87,107)
Other income (expense), net:
Interest expense	—	(2)	—	(2)
Interest income	16,451	399	26,844	533
Grant income	2,464	690	3,119	850
Foreign currency transaction losses	(107)	(1,733)	(426)	(1,792)
Total other income (expense), net	18,808	(646)	29,537	(411)
Net loss	$(68,339)	$(48,532)	$(128,801)	$(87,518)
Net loss per share, basic and diluted	$(0.70)	$(0.80)	$(1.40)	$(1.48)
Weighted-average shares outstanding, basic and diluted	98,057,870	60,818,778	92,165,076	59,192,182

The accompanying notes are an integral part of these unaudited condensed financial statements.

VAXCYTE, INC.

Condensed Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net Loss	$(68,339)	$(48,532)	$(128,801)	$(87,518)
Other comprehensive loss:
Unrealized losses on investments	(2,568)	(71)	(2,160)	(663)
Comprehensive loss	$(70,907)	$(48,603)	$(130,961)	$(88,181)

The accompanying notes are an integral part of these unaudited condensed financial statements.

VAXCYTE, INC.

Condensed Statements of Stockholders’ Equity

(in thousands, except share data)

(unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Gain (Loss)	Equity
Balance — December 31, 2022	79,470,670	$82	$1,476,018	$(522,126)	$(361)	$953,613
Exercise of stock options	100,964	1	501	—	—	502
Issuance of common stock in connection with at-the-market offering, net of commissions and offering expenses of $1,237	1,041,536	1	41,786	—	—	41,787
Release of restricted stock units	27,681		(727)	—	—	(727)
Vesting of early exercised stock options	—	—	2	—	—	2
Stock-based compensation expense	—	—	9,648	—	—	9,648
Unrealized gains on investments	—	—	—	—	408	408
Net loss	—	—	—	(60,462)	—	(60,462)
Balance — March 31, 2023	80,640,851	$84	$1,527,228	$(582,588)	$47	$944,771
Exercise of stock options	69,951	—	884	—	—	884
Issuance of common stock and pre-funded warrants in connection with follow-on public offering, net of issuance costs of $29,952	13,030,000	13	545,266	—	—	545,279
Issuance of common stock under Employee Stock Purchase Plan	43,060	—	1,017	—	—	1,017
Release of restricted stock units	28,671	—	(214)	—	—	(214)
Vesting of early exercised stock options	—	—	2	—	—	2
Stock-based compensation expense	—	—	12,544	—	—	12,544
Unrealized losses on investments	—	—	—	—	(2,568)	(2,568)
Net loss	—	—	—	(68,339)	—	(68,339)
Balance — June 30, 2023	93,812,533	$97	$2,086,727	$(650,927)	$(2,521)	$1,433,376

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

VAXCYTE, INC.

Condensed Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(128,801)	$(87,518)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,462	1,191
Stock-based compensation expense	22,192	9,993
Amortization of operating right-of-use assets	3,281	3,351
Net amortization of premiums on investments	(17,834)	466
Loss on disposal of fixed assets	—	44
Asset impairment charges	—	213
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(4,693)	1,022
Other assets	1,077	(1,336)
Operating lease liabilities	(2,732)	4,414
Accounts payable	4,052	779
Accrued compensation	3,235	(1,395)
Accrued manufacturing expenses	6,103	390
Accrued expenses	2,226	1,558
Net cash used in operating activities	(110,432)	(66,828)
Cash flows from investing activities:
Purchases of property and equipment	(3,469)	(3,858)
Purchases of investments	(916,613)	(13,869)
Maturities of investments	135,999	90,051
Sale of investments	2,418	3,500
Proceeds from sale of property and equipment	—	7
Net cash (used in) provided by investing activities	(781,665)	75,831
Cash flows from financing activities:
Proceeds from exercise of common stock options	1,386	606
Proceeds from issuance of common stock related to at-the-market offering, net of issuance costs	41,787	52,117
Proceeds from issuance of common stock from follow-on offering, net of issuance costs	545,279	107,624
Release of restricted stock units	(941)	—
Proceeds from issuance of common stock under Employee Stock Purchase Plan	1,017	550
Net cash provided by financing activities	588,528	160,897
Effect of exchange rate changes on cash and cash equivalents	(55)	(712)
Net (decrease) increase in cash, cash equivalents and restricted cash	(303,624)	169,188
Cash, cash equivalents and restricted cash, beginning of period	835,528	69,856
Cash, cash equivalents and restricted cash, end of period	$531,904	$239,044
Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$2
Supplemental disclosures of non-cash investing and financing activities:
Purchases of property and equipment recorded in accounts payable and accrued expenses	$4,162	$529
Deferred offering costs included in accounts payable and accrued expenses	$—	$1

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

Unaudited Interim Condensed Financial Statements

The condensed balance sheet as of June 30, 2023, the condensed statements of operations, comprehensive loss and stockholders’ equity for the three and six months ended June 30, 2023 and 2022 and the condensed statements of cash flows for the six months ended June 30, 2023 and 2022 are unaudited. The unaudited interim condensed financial statements have been prepared on the same basis as the audited annual financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair statement of our financial information. The financial data disclosed in the footnotes to the condensed financial statements related to the three and six months ended June 30, 2023 and 2022 are also unaudited. The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any other future annual or interim period. These interim condensed financial statements should be read in conjunction with our audited financial statements and related notes thereto for the year ended December 31, 2022 included in our Annual Report on Form 10-K filed with the SEC on February 27, 2023.

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

	June 30,	December 31,
	2023	2022
	(in thousands)
Cash and cash equivalents	$531,033	$834,657
Restricted cash	871	871
Cash, cash equivalents and restricted cash	$531,904	$835,528

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

Leases

We determine if an arrangement is a lease at inception. In addition, we determine whether a lease meets the classification criteria of a finance or operating lease at the lease commencement date considering whether: (i) the lease transfers ownership of the underlying asset to the lessee at the end of the lease term; (ii) the lease grants the lessee an option to purchase the underlying asset that the lessee is reasonably certain to exercise; (iii) the lease term is for a major part of the remaining economic life of the underlying asset; (iv) the present value of the sum of the lease payments and residual value guaranteed by the lessee equals or exceeds substantially all of the fair value of the underlying asset; and (v) the underlying asset is such a specialized nature that it is expected to have no alternative use to the lessor at the end of the lease term. As of June 30, 2023, our lease population consisted of office operating leases. As of June 30, 2023, we did not have finance leases.

Operating leases are included in Operating lease right-of-use (“ROU”) assets, Operating lease liabilities — current and Operating lease liabilities — long term in our condensed balance sheet. ROU assets represent our right to use the underlying assets for the lease term and lease liabilities represent our obligation to make lease payments arising from the leases. Operating lease ROU assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. In determining the present value of lease payments, if the rate implicit in the lease is not readily determinable, we use our incremental borrowing rate based on the information available at the lease commencement date. We determine the incremental borrowing rate based on an analysis of corporate bond yields with a credit rating similar to ours. The determination of our incremental borrowing rate requires management judgment, including development of a synthetic credit rating and cost of debt, as we currently do not carry any debt. We believe that the estimates used in determining the incremental borrowing rate are reasonable based upon current facts and circumstances. Applying different judgment to the same facts and circumstances could yield a different incremental borrowing rate. The operating lease ROU assets also include adjustments for prepayments and accrued lease payments and exclude lease incentives. ROU assets and lease liabilities may include options to extend or terminate leases if it is reasonably certain that we will exercise such options. Lease payments which are fixed and determinable are amortized as rent expense on a straight-line basis over the expected lease term. Variable lease costs, which are dependent on usage, a rate or index, including common area maintenance charges, are expensed as incurred. Lease agreements that include lease and non-lease components are accounted for as a single lease component. Lease agreements with non-cancelable terms of less than 12 months are not recorded on our condensed balance sheets.

Concentration of Credit Risk and Other Risks and Uncertainties

Financial instruments that potentially subject us to a concentration of credit risk consist primarily of cash, cash equivalents and investments. We invest in money market funds, U.S. Treasury securities, U.S. government agency securities, corporate debt, commercial paper and asset-backed securities. We maintain bank deposits in federally insured financial institutions and these deposits may exceed federally-insured limits. We are exposed to credit risk in the event of a default by the financial institutions holding our cash and issuers of investments to the extent recorded on the condensed balance sheets. For example, on March 10, 2023, the California Department of Financial Protection and Innovation took control of Silicon Valley Bank (“SVB”) and appointed the Federal Deposit Insurance Corporation (“FDIC”) as receiver. While SVB was our primary bank at the time, we maintained banking relationships with other major banks. The substantial majority of funds we held at SVB, which included cash, cash equivalents and investments, were held in custodial accounts of a third-party institution for which SVB Asset Management was the advisor (“SVB Custodial Accounts”). On March 12, 2023, the FDIC confirmed that depositors of SVB would have access to all of their money and, as a result, we regained access to all of our funds deposited with SVB. The FDIC subsequently transferred SVB’s deposits and loans to a newly created bridge bank, named Silicon Valley Bridge Bank, N.A. (“Silicon Valley Bridge Bank”). On March 26, 2023, the FDIC announced that First Citizens Bank & Trust Company (“First Citizens Bank”) had agreed to purchase and assume all deposits and loans of Silicon Valley Bridge Bank. Management believes that we are not exposed to significant credit risk as our deposits are held at First Citizens Bank, and our investments are held under separate financial institution custodial accounts, each of which management continues to believe to be of high credit quality. We have not experienced any losses on these deposits or investments as a result of this market event. While we were able to recover all deposited amounts from SVB, and continue to have access to all investments held in the SVB Custodial Accounts, there can be no assurance that our current or future banks will not face similar risks as SVB or that we will be able to recover in full our deposits in the event of similar closures. Our investment policy limits investments to money market funds, certain types of debt securities issued by the U.S. Government and its agencies, corporate debt, commercial paper and asset-backed securities, and places restrictions on the credit ratings, maturities and concentration by type and issuer. We have not experienced any significant losses on our deposits of cash, cash equivalents or investments.

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

Level 1 securities consist of highly liquid money market funds for which the carrying amounts approximate their fair values due to their short maturities. U.S. Treasury securities are valued using Level 1 inputs based on unadjusted, quoted prices in active markets that are observable at the measurement date for identical assets or liabilities. Level 2 securities, consisting of corporate debt, commercial paper, U.S. government agency securities and asset-backed securities, are measured based on other observable inputs, including broker or dealer quotations or alternative pricing sources. When quoted prices in active markets for identical assets or liabilities are not available, we rely on non-binding quotes from our investment managers, which are based on proprietary valuation models of independent pricing services. These models generally use inputs such as observable market data, quoted market prices for similar instruments or historical pricing trends of securities relative to our peers. To validate the fair value determinations provided by our investment managers, we review the pricing movement in the context of overall market trends and trading information from our investment managers. In addition, we assess the inputs and methods used in determining the fair value in order to determine the classification of securities in the fair value hierarchy. We had no Level 3 securities as of June 30, 2023 or December 31, 2022.

There were no transfers within the hierarchies during the three and six months ended June 30, 2023 or the year ended December 31, 2022.

The following tables set forth our financial instruments measured at fair value on a recurring basis by level within the fair value hierarchy at June 30, 2023 and December 31, 2022:

		June 30, 2023
	Fair Value Hierarchy Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Assets		(in thousands)
Cash and cash equivalents:
Cash	Level 1	$17,239	$—	$—	$17,239
Money market funds	Level 1	35,234	—	—	35,234
U.S. Treasury securities	Level 1	9,976	3	—	9,979
Commercial paper	Level 2	468,676	—	(95)	468,581
Total cash and cash equivalents		531,125	3	(95)	531,033
Investments:
U.S. Treasury securities	Level 1	489,764	—	(1,178)	488,586
Commercial paper	Level 2	172,432	—	(37)	172,395
Corporate debt	Level 2	121,836	—	(461)	121,375
Asset-backed securities	Level 2	22,922	—	(26)	22,896
U.S. government agency securities	Level 2	105,232	7	(734)	104,505
Total investments		912,186	7	(2,436)	909,757

Total assets measured at fair value		$1,443,311	$10	$(2,531)	$1,440,790

		December 31, 2022
	Fair Value Hierarchy Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Assets		(in thousands)
Cash and cash equivalents:
Cash	Level 1	$56,198	$—	$—	$56,198
Money market funds	Level 1	680,934	—	—	680,934
Commercial paper	Level 2	92,581	—	(34)	92,547
U.S. government agency securities	Level 2	4,978	—	—	4,978
Total cash and cash equivalents		834,691	—	(34)	834,657
Investments:
U.S. Treasury securities	Level 1	37,651	—	(70)	37,581
Commercial paper	Level 2	28,161	—	(17)	28,144
Corporate debt	Level 2	25,402	—	(131)	25,271
Asset-backed securities	Level 2	6,954	20	—	6,974
U.S. government agency securities	Level 2	25,427	19	(148)	25,298
Total investments		123,595	39	(366)	123,268

Total assets measured at fair value		$958,286	$39	$(400)	$957,925

The following table presents the contractual maturities of our investments as of June 30, 2023 (in thousands):

June 30, 2023
Fair Value
Due in less than one year	$756,031
Due in one to five years	153,726
Total	$909,757

4. Balance Sheet Details

Property and Equipment, Net

Property and equipment, net as of June 30, 2023 and December 31, 2022 consisted of the following:

	June 30,	December 31,
	2023	2022
	(in thousands)
Furniture and equipment	$1,608	$1,608
Computers and computer software	416	416
Lab equipment	20,622	13,100
Leasehold improvements	1,353	1,353
Total property and equipment	23,999	16,477
Less: accumulated depreciation and amortization	(7,579)	(6,117)
Property and equipment, net	$16,420	$10,360

Depreciation and amortization expense was $0.8 million and $0.6 million for the three months ended June 30, 2023 and 2022, respectively, and $1.5 million and $1.2 million for the six months ended June 30, 2023 and 2022, respectively.

Accrued Expenses

Accrued expenses as of June 30, 2023 and December 31, 2022 consisted of the following:

	June 30,	December 31,
	2023	2022
	(in thousands)
Clinical studies	$523	$1,518
Other research and development (1)	16,748	12,446
Other accrued expenses	1,909	1,411
Total	$19,180	$15,375

______________

(1)
The balances as of June 30, 2023 and December 31, 2022 include $5.0 million of accrued manufacturing rights. See Note 6, “Commitments and Contingencies, Sutro Option Agreement,” for further details.

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

Information related to our lease is as follows (dollar amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2023	2022	2023	2022
Cash paid for operating lease liabilities	$1,671	$1,586	$3,342	$2,112

Weighted-average remaining lease term (in years)				2.29
Weighted-average discount rate				7.6%

Maturities of lease liabilities as of June 30, 2023 were as follows:

Years ending December 31,	(in thousands)
Remainder of 2023	$2,785
2024	6,850
2025	7,022
Thereafter	—
Total future undiscounted lease payments	16,657
Less: Imputed interest	(1,449)
Total lease liabilities	$15,208

Rent expense recognized under the leases was $1.9 million and $2.0 million for the three months ended June 30, 2023 and 2022, respectively, and $3.9 million and $4.1 million for the six months ended June 30, 2023 and 2022, respectively.

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

Guarantees and Indemnifications

In the normal course of business, we enter into agreements that contain a variety of representations and provide for general indemnification. Our exposure under these agreements is unknown because it involves claims that may be made against us in the future. To date, we have not paid any claims or been required to defend any action related to our indemnification obligations. As of June 30, 2023, we did not have any material indemnification claims that were probable or reasonably possible and consequently have not recorded related liabilities.

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

We determined there is no current alternative future use of the acquired manufacturing rights from the Sutro Option Agreement. As a result, the amounts paid and accrued for were expensed as incurred. As of June 30, 2023 and December 31, 2022, the $5.0 million accrued commitment remains outstanding and is included in accrued expenses in the accompanying condensed balance sheet.

Purchase Commitments

We enter into agreements in the normal course of business with CMOs and other vendors for manufacturing services and raw materials purchases. We rely on several third-party manufacturers for our manufacturing requirements. As of June 30, 2023, we had the following amounts due of non-cancelable purchase commitments related to manufacturing services and raw materials purchased due to our key manufacturing partners. These amounts represent our minimum contractual obligations, including termination fees. If we terminate certain firm orders with key manufacturing partners, we will be required to pay for the manufacturing services scheduled or raw materials purchased under our arrangements. The actual amounts we pay in the future to our vendors under such agreements may differ from the purchase order amounts.

Years ending December 31,	(in thousands)
Remainder of 2023	$82,557
2024	67,076
2025	1,748
2026	686
Total non-cancelable purchase commitments due to our key manufacturing partners	$152,067

7. Common Stock

Our certificate of incorporation authorizes us to issue up to 500,000,000 shares of common stock with $0.001 par value per share, of which 93,812,533 and 79,470,670 shares were issued and outstanding as of June 30, 2023 and December 31, 2022, respectively. The holders of our common stock are also entitled to receive dividends whenever funds are legally available, when and if declared by our Board of Directors (our "Board"). As of June 30, 2023 and December 31, 2022, no dividends had been declared. Each share of common stock is entitled to one vote.

In July 2021, we entered into an Open Market Sales AgreementSM (the “Original ATM Sales Agreement”) with Jefferies LLC (“Jefferies”), which provided that, upon the terms and subject to the conditions and limitations set forth in the Original ATM Sales Agreement, we may elect to issue and sell, from time to time, shares of our common stock having an aggregated offering price of up to $150.0 million through Jefferies acting as our sales agent or principal. As of February 27, 2023, we had sold 4,995,709 shares of our common stock under the Original ATM Sales Agreement at an average price of $27.57 per share for aggregate gross proceeds of $137.8 million. On February 27, 2023, we and Jefferies entered into an amendment to the Original ATM Sales Agreement (as amended, the “Amended ATM Sales Agreement”) pursuant to which we may offer and sell shares of our common stock having an aggregated offering price of up to $400.0 million, which is in addition to the $150.0 million aggregate offering price under the Original ATM Sales Agreement. The material terms and conditions of the Original ATM Sales Agreement otherwise remain unchanged. We will pay Jefferies a commission of up to 3.0% of the gross sales proceeds of any common stock sold through Jefferies under the Amended ATM Sales Agreement; however, we are not obligated to make any sales of common stock. As of June 30, 2023, we have sold 534,400 shares of our common stock under the Amended ATM Sales Agreement at an average price of $37.42 per share for aggregate gross proceeds of $20.0 million ($19.6 million net of commissions and offering expenses).

On January 13, 2022, we completed an underwritten public offering in which we issued 2,500,000 shares of our common stock at a price of $20.00 per share and pre-funded warrants to purchase 2,500,000 shares of our common stock at a price of $19.999 per underlying share. In February 2022, the underwriters exercised their option to purchase an additional 750,000 shares of common stock. In aggregate, we received $107.6 million in net proceeds after deducting underwriting discounts and commissions and other offering expenses payable by us, and excluding the exercise of any pre-funded warrants.

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

On April 21, 2023, we completed an underwritten public offering of 13,030,000 shares of our common stock, which included the full exercise of the underwriters’ option to purchase an additional 1,830,000 shares, at a price of $41.00 per share and pre-funded warrants to purchase 1,000,000 shares of our common stock at a price of $40.999 per underlying share. In aggregate, we received $545.3 million in net proceeds after deducting underwriting discounts and commissions and other offering expenses payable by us, and excluding the exercise of any pre-funded warrants.

Common stock reserved for future issuance under the 2020 Equity Incentive Plan (the “2020 Plan”) and the 2014 Equity Incentive Plan (the “2014 Plan”) was as follows, and excludes 36,710 shares issued outside of the 2014 Plan and 2020 Plan:

	June 30,	December 31,
	2023	2022
Options issued and outstanding	9,305,920	7,715,494
Restricted stock units outstanding	797,264	456,766
Shares available for future stock option grants	6,494,940	4,679,598
Total	16,598,124	12,851,858

8. Pre-Funded Warrants

In connection with our underwritten public offering in January 2022, we issued pre-funded warrants to purchase 2,500,000 shares of our common stock at a price of $19.999 per underlying share. Each pre-funded warrant has an exercise price of $0.001 per share.

In connection with our underwritten public offering in October 2022, we issued pre-funded warrants to purchase 3,750,000 shares of our common stock at a price of $31.999 per underlying share. Each pre-funded warrant has an exercise price of $0.001 per share.

In connection with our underwritten public offering in April 2023, we issued pre-funded warrants to purchase 1,000,000 shares of our common stock at a price of $40.999 per underlying share. Each pre-funded warrant has an exercise price of $0.001 per share.

The public offering prices for the pre-funded warrants were equal to the public offering prices of our common stock, less the $0.001 exercise price of each pre-funded warrant and were recorded as a component of stockholders' equity within additional paid-in-capital.

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

The pre-funded warrants will not expire until they are fully exercised. However, we may not effect the exercise of any pre-funded warrants, and a holder will not be entitled to exercise any portion of any pre-funded warrants that, upon giving effect to such exercise, would cause: (i) the aggregate number of shares of our common stock beneficially owned by such holder (together with affiliates) to exceed 4.99% or 9.99% of the number of shares of our common stock outstanding immediately after giving effect to the exercise, as applicable; or (ii) the combined voting power of our securities beneficially owned by such holder (together with its affiliates) to exceed 4.99% or 9.99% of the combined voting power of all of our securities outstanding immediately after giving effect to the exercise, as applicable, as such percentage ownership is determined in accordance with the terms of the pre-funded warrants. However, any holder of a pre-funded warrant may increase or decrease such percentage to any other percentage not in excess of 19.99% upon at least 61 days' prior notice for the holder to us. As of June 30, 2023, no shares underlying the pre-funded warrants had been exercised.

9. Equity Incentive Plans

2020 and 2014 Equity Incentive Plans

In June 2020, our Board adopted, and our stockholders approved, the 2020 Plan, which became effective on June 11, 2020. Under the 2020 Plan, we may grant stock options, appreciation rights, restricted stock and restricted stock units (“RSUs”) to employees, consultants and directors. Stock options granted under the 2020 Plan may be either incentive stock options or nonqualified stock options. Incentive stock options may be granted only to our employees, including officers and directors who are also employees. Nonqualified stock options may be granted to our employees, officers, directors, consultants and advisors. The exercise price of stock options granted under the 2020 Plan must be at least equal to the fair market value of the common stock on the date of grant, except that an incentive stock option granted to an employee who owns more than 10% of the shares of our common stock shall have an exercise price of no less than 110% of the fair value per share on the grant date and expire five years from the date of grant. The maximum term of stock options granted under the 2020 Plan is 10 years, unless subject to the provisions regarding 10% stockholders. Our stock options granted to new employees generally vest over four years at a rate of 25% upon the first anniversary of the vesting commencement date and monthly thereafter. Our other stock options granted to employees generally vest on terms consistent with stock options granted to new employees or monthly over four years from the vesting commencement date. Our RSUs granted to new employees generally vest over four years at a rate of 25% upon one year from the grant date, then 12.5% every six months thereafter. Our other RSUs granted to employees generally vest over three and a half years at a rate of 25% upon six months from the grant date, then 12.5% every six months thereafter. A total of 10,150,000 shares of common stock were approved to be initially reserved for issuance under the 2020 Plan. The number of shares that remained available for issuance under the 2014 Plan as of the effective date of the 2020 Plan and shares subject to outstanding awards under the 2014 Plan as of the effective date of the 2020 Plan that are subsequently canceled, forfeited or repurchased by us will be added to the shares reserved under the 2020 Plan. In addition, the number of shares of common stock available for issuance under the 2020 Plan will be automatically increased on the first day of each calendar year during the ten-year term of the 2020 Plan, beginning with January 1, 2021 and ending with January 1, 2030, by an amount equal to 5% of the outstanding number of shares of our common stock on December 31 of the preceding calendar year or such lesser amount as determined by our Board. Effective January 1, 2023, the number of shares of common stock available under the 2020 Plan increased by 3,973,533 shares pursuant to the evergreen provision. As of June 30, 2023, an aggregate of 6,494,940 shares of common stock were available for issuance under the 2020 Plan.

Our 2014 Plan permitted the granting of incentive stock options, non-statutory stock options, restricted stock and other stock-based awards. Subsequent to the adoption of the 2020 Plan, no additional equity awards can be made under the 2014 Plan. As of June 30, 2023, 7,648,364 shares and 2,454,820 shares of common stock were subject to outstanding options and RSUs under the 2020 Plan and 2014 Plan, respectively.

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

At June 30, 2023 and December 31, 2022, 1,853 and 3,705 shares, respectively, remained subject to our right of repurchase as a result of the early exercised stock options. The remaining liabilities related to early exercised shares as of June 30, 2023 and December 31, 2022 were both less than $0.1 million and were recorded in other liabilities.

Stock Options and Restricted Stock Units Activity

Stock options and RSUs activity under our 2020 Plan and 2014 Plan, which excludes options to purchase 36,710 shares granted outside of the 2020 Plan and 2014 Plan, was as follows:

			Options Outstanding
Stock Options and Restricted Stock Units Activity	Options and Restricted Stock Units Available for Grant		Number of Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balances — December 31, 2022	4,679,598		7,715,494
Additional shares authorized	3,973,533
Options granted	(1,866,787)		1,866,787	$42.85
Options exercised	1,080	(1)	(171,995)	$8.34
Options forfeited	104,366		(104,366)	$29.36
Restricted stock units granted	(445,923)
Restricted stock units withheld	21,703
Restricted stock units forfeited	27,370
Balances — June 30, 2023	6,494,940		9,305,920	$23.62	8.14	$245,405
Vested and expected to vest — June 30, 2023			9,305,920	$23.62	8.14	$245,405
Exercisable at June 30, 2023			3,754,585	$12.77	6.90	$139,566

(1)
Net exercise – shares returned to the Plan.

During the three months ended June 30, 2023 and 2022, options to purchase 69,951 and 77,065 shares, respectively, were exercised for cash at a weighted-average price per share of $12.63 and $4.18, respectively. The weighted-average grant date fair value of options granted for the three months ended June 30, 2023 and 2022 was $30.99 and $14.60, respectively. The intrinsic value of the stock options exercised was $2.4 million and $1.5 million for the three months ended June 30, 2023 and 2022, respectively.

During the six months ended June 30, 2023 and 2022, options to purchase 170,915 and 168,109 shares, respectively, were exercised for cash at a weighted-average price per share of $8.34 and $3.64, respectively. The weighted-average grant date fair value of options granted for the six months ended June 30, 2023 and 2022 was $27.78 and $15.88, respectively. The intrinsic value of the stock options exercised was $6.3 million and $3.4 million for the six months ended June 30, 2023 and 2022, respectively.

In March 2022, our Board authorized the issuance of RSUs under our 2020 Plan and adopted a form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement (the “RSU Agreement”), which is intended to serve as a standard form agreement for RSU grants issued to employees. RSU activity for the six months ended June 30, 2023 was as follows:

	Shares	Weighted- Average Grant-Date Fair Value
Unvested at December 31, 2022	456,766	$26.70
Granted	445,923	43.21
Vested and released	(78,055)	23.38
Cancelled	(27,370)	36.81
Unvested at June 30, 2023	797,264	$35.91

The weighted-average grant date fair value of RSUs granted during the three and six months ended June 30, 2023 was $51.70 and $43.21, respectively. The aggregate fair value of unvested RSU is calculated using the closing price of our common stock on the grant date. As of June 30, 2023, the unrecognized stock-based compensation cost of unvested RSUs was $24.9 million, which is expected to be recognized over a weighted-average period of 3.0 years.

2020 Employee Stock Purchase Plan

In June 2020, our Board adopted, and our stockholders approved, the 2020 Employee Stock Purchase Plan (the “2020 ESPP”), which became effective on June 11, 2020. The 2020 ESPP permits participants to purchase common stock through payroll deductions of up to 15% of their eligible compensation. Employees enrolled in the 2020 ESPP purchase shares of common stock at a price per share equal to 85% of the lower of the fair market value at the start or end of the six-month purchase periods within the two-year offering period. A total of 650,000 shares of common stock were approved to be initially reserved for issuance under the 2020 ESPP. In addition, the number of shares of common stock available for issuance under the 2020 ESPP will be automatically increased on the first day of each calendar year during the ten-year term of the 2020 Plan, beginning with January 1, 2021 and ending with January 1, 2030, by an amount of 1% of the outstanding number of shares of our common stock on December 31 of the preceding calendar year or such lesser amount as determined by our Board. Activity under our 2020 ESPP was as follows:

Shares
Balance - December 31, 2022	1,539,314
Additional shares authorized	794,706
Shares purchased	(43,060)
Balance - June 30, 2023	2,290,960

Effective January 1, 2023, the number of shares of common stock available under the 2020 ESPP increased by 794,706 shares pursuant to the evergreen provision of the 2020 ESPP.

Stock-based Compensation

We estimated the fair value of employee stock options using the Black-Scholes option-pricing model for the three and six months ended June 30, 2023 and 2022 using the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Fair Value Assumptions
Expected volatility	72.6% - 73.2%	78.9% - 81.2%	72.6% - 74.0%	78.1% - 81.2%
Expected dividend yield	0%	0%	0%	0%
Expected term (in years)	5.4	5.5	5.3 - 5.4	5.4 - 5.5
Risk-free interest rate	3.5% - 4.0%	2.8% - 3.0%	3.5% - 4.3%	1.6% - 3.0%

We estimated the fair value of shares under the 2020 ESPP using the Black-Scholes option-pricing model for the three and six months ended June 30, 2023 and 2022 using the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Fair Value Assumptions
Expected volatility	74.0% - 79.6%	78.8% - 82.0%	74.0% - 99.7%	78.8% - 97.5%
Expected dividend yield	0%	0%	0%	0%
Expected term (in years)	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0
Risk-free interest rate	4.2% - 5.4%	1.6% - 2.7%	4.2% - 5.4%	0.1% - 2.7%

We recorded total stock-based compensation expense for the three and six months ended June 30, 2023 and 2022 related to the 2014 Plan, the 2020 Plan and the 2020 ESPP in the condensed statements of operations and allocated the amounts as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Research and development	$5,911	$2,347	$10,438	$4,122
General and administrative	6,633	3,547	11,754	5,871
Total	$12,544	$5,894	$22,192	$9,993

10. Retirement Plan

We sponsor a qualified 401(k) Plan. The 401(k) Plan is a defined contribution plan covering eligible employees. Participants may contribute a portion of their annual compensation limited to a maximum annual amount set by the Internal Revenue Service. For the three months ended June 30, 2023 and 2022, we contributed $0.3 million and $0.2 million, respectively, to the retirement plan. For the six months ended June 30, 2023 and 2022, we contributed $0.7 million and $0.3 million, respectively, to the retirement plan.

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

In June 2023, we received another cost-reimbursement research award from the NIH. In connection with this funding, we entered into a cost-reimbursement sub-award agreement with the University of Maryland, Baltimore, the administrator of the program, to further research on vaccine compositions for treating Shigella. The award provides for potential funding up to five years totaling approximately $4.6 million to develop a vaccine to prevent infections caused by Shigella.

Income from grants is recognized in the period during which the related specified expenses are incurred, provided that the conditions under which the grants were provided have been met. We recognized $2.5 million and $0.7 million of grant income under the CARB-X and Shigella awards and recorded the amounts in Other income (expense), net in the condensed statement of operations during the three months ended June 30, 2023 and 2022, respectively, and $3.1 million and $0.9 million during the six months ended June 30, 2023 and 2022, respectively. A grant receivable of $2.4 million and $1.0 million representing unreimbursed, eligible costs incurred under the CARB-X and Shigella agreements was recorded and included in Prepaid expenses and other current assets in the condensed balance sheets as of June 30, 2023 and December 31, 2022, respectively.

12. Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share and excludes shares which are legally outstanding, but subject to repurchase by us:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss (in thousands)	$(68,339)	$(48,532)	$(128,801)	$(87,518)
Weighted-average shares outstanding used in computing net loss per share, basic and diluted(1)	98,057,870	60,818,778	92,165,076	59,192,182
Net loss per share, basic and diluted	$(0.70)	$(0.80)	$(1.40)	$(1.48)

(1)
Includes shares of common stock into which pre-funded warrants may be exercised as of June 30, 2023. See Note 8, "Pre-Funded Warrants."

The following potentially dilutive securities outstanding as of the periods presented below were excluded from the computation of diluted net loss per share for the three and six months ended June 30, 2023 and 2022 because including them would have been antidilutive:

	As of June 30,
	2023	2022
Stock options	9,342,630	7,236,224
Restricted stock units	797,264	429,022
Employee stock purchase plan shares	106,756	102,404
Total	10,246,650	7,767,650

13. Income Taxes

In determining quarterly provisions for income taxes, we use the annual estimated effective tax rate applied to the actual year-to-date profit or loss, adjusted for discrete items arising in that period. Our annual estimated effective tax rate differs from the U.S. federal statutory rate primarily as a result of state taxes and changes in our valuation allowance against our deferred tax assets. For all periods presented, we have incurred net pre-tax losses in the United States. During the three and six months ended June 30, 2023, there were no material changes to our unrecognized tax benefits, and we do not expect to have any significant changes to unrecognized tax benefits through the end of the fiscal year. For the three and six months ended June 30, 2023, we reported zero tax provision. We do not have any tax audits or other issues pending.

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
▪
On April 17, 2023, we announced positive results from a Phase 2 study of VAX-24 in adults aged 65 and older, as well as data from the full six-month safety assessment and prespecified pooled immunogenicity analyses from both the Phase 2 study in adults aged 65 and older and the prior Phase 1/2 study in adults aged 18-64. The Phase 2 study in adults aged 65 and older evaluated the safety, tolerability and immunogenicity of a single injection of VAX-24 at three dose levels, 1.1mcg, 2.2mcg and 2.2mcg/4.4mcg, and compared to a single injection of PCV20 in 207 healthy adults aged 65 and older. In this Phase 2 study, VAX-24 demonstrated robust OPA immune responses across all 24 serotypes at all doses studied, confirming the prior Phase 2 adult study results. The VAX-24 2.2mcg dose, which we plan to advance to Phase 3, showed an overall improvement in immune responses compared to PCV20 relative to the results from the prior Phase 2 study in adults aged 50-64. The six-month safety data from both adult studies showed safety and tolerability results for VAX-24 similar to PCV20 at all doses studied. Additionally, the prespecified pooled immunogenicity analyses of data from both adult Phase 2 studies showed the VAX-24 2.2mcg dose met the OPA non-inferiority criteria for all 20 serotypes common with PCV20 and the superiority criteria for the four additional serotypes unique to VAX-24.
▪
The U.S. Food and Drug Administration, or FDA, has granted Fast Track designation and Breakthrough Therapy designation, or BTD, for VAX-24 in adults. Our VAX-24 adult regulatory strategy includes several anticipated interactions with the FDA to finalize our Phase 3 clinical program and Biologics License Application submission requirements. These interactions include an End-of-Phase 2 meeting with the FDA regarding the adult Phase 3 clinical program, which we expect to occur in the fourth quarter of 2023. We also expect to have discussions afforded by the BTD granted by the FDA, including meetings regarding our chemistry, manufacturing and controls, or CMC, strategy through the first quarter of 2024. We expect topline safety, tolerability and immunogenicity data from the adult Phase 3 pivotal non-inferiority study in adults in 2025.

•
VAX-24 Pediatric Program:
▪
On March 30, 2023, we announced that the first participants were dosed in the first stage of a Phase 2 study of VAX-24 in healthy infants, after the FDA cleared our Investigational New Drug, or IND, application in February 2023. The Phase 2 infant study is being conducted in two stages and compares VAX-24 to the broadest-spectrum standard-of-care PCVs currently available. Stage 1 of the study evaluated the safety and tolerability of a single injection of VAX-24 at three dose levels, 1.1mcg, 2.2mcg and 2.2mcg/4.4mcg, and compared to VAXNEUVANCETM (PCV15), the broadest-spectrum standard-of-care PCV at that time, in 48 infants in a dose-escalation approach.
▪
On July 11, 2023, we announced that the ongoing Phase 2 study of VAX-24 in healthy infants had advanced to the second and final stage of the study. The independent Data Safety Monitoring Board approved advancing to the second stage of the study following the review of the safety and tolerability results from the first stage. New participants were enrolled and dosed in Stage 2 of the study in July 2023. Additionally, in agreement with the FDA, we amended the study protocol for Stage 2, changing the study comparator to PCV20, which became the broadest-spectrum PCV recommended by the Advisory Committee on Immunization Practices, or ACIP, in June 2023. The Phase 2 study is evaluating the safety, tolerability and immunogenicity of VAX-24 in healthy infants at the same three dose levels, 1.1mcg, 2.2mcg and 2.2mcg/4.4mcg, that were evaluated in Stage 1. We expect to share topline data from the primary three-dose immunization series of the study by 2025, followed by topline data from the booster dose approximately nine months later.
o
Our second PCV candidate, VAX-31, builds on what has been established with VAX-24 and is designed to expand the breadth of coverage to 31 strains without compromising immunogenicity due to carrier suppression. VAX-31 is designed to provide coverage for approximately 90% of the pneumococcal disease currently circulating in the U.S. population. We anticipate clearance of the VAX-31 adult IND application by the FDA in the fourth quarter of 2023 following submission. We expect topline safety, tolerability and immunogenicity data from a Phase 1/2 study in adults in 2024.

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

o
VAX-GI is a novel preclinical vaccine candidate being developed as a preventative treatment for dysentery and shigellosis, which is caused by Shigella bacteria. Shigella, a bacterial illness that affects an estimated 188 million people worldwide each year and results in approximately 164,000 deaths annually, mostly among children under five years of age in low- and middle-income settings. The central antigen in VAX-GI is IpaB and while this is a well-appreciated antigen, others have been unable to produce it in an amount sufficient to enable a commercial product. With our cell-free technology, we believe we can produce this antigen at substantially improved yields, allowing for commercial-scale production. VAX-GI is being developed in collaboration with the University of Maryland, Baltimore as well as with partial funding from two National Institutes of Health research grants.

•
Other discovery-stage programs that leverage our cell-free protein synthesis platform, which, if proven successful in preclinical studies, could also be advanced into IND-enabling activities and clinical studies.

Since March 31, 2023, key developments affecting our business include the following:

•
Reported Completion of VAX-24 Adult Phase 2 Program with the Announcement of Positive Data in Adults 65 and Older and the Full Six-Month Safety Data from Adult Phase 1/2 and Phase 2 Studies: On April 17, 2023, we announced positive results from the VAX-24 Phase 2 study in adults aged 65 and older, as well as data from the full six-month safety assessment and prespecified pooled immunogenicity analyses from both the Phase 2 study in adults aged 65 and older and the prior Phase 1/2 study in adults aged 18-64. In the Phase 2 study in adults aged 65 and older, VAX-24 demonstrated robust OPA immune responses across all 24 serotypes at all doses studied, confirming the prior Phase 2 adult study results. The VAX-24 2.2mcg dose, which we plan to advance to Phase 3, showed an overall improvement in immune responses vs. PCV20 relative to the results from the prior Phase 2 study in adults aged 50-64. The six-month safety data from both studies showed safety and tolerability results for VAX-24 similar to PCV20 at all doses studied. Additionally, the prespecified pooled immunogenicity analyses of data from both adult Phase 2 studies showed the VAX-24 2.2mcg dose met the OPA non-inferiority criteria for all 20 serotypes common with PCV20 and the superiority criteria for the four additional VAX-24 serotypes.
•
Completed Successful $575 Million Follow-On Financing: On April 21, 2023, we completed an underwritten public offering of 13,030,000 shares of our common stock, which included the full exercise of the underwriters’ option to purchase an additional 1,830,000 shares, at a price of $41.00 per share and pre-funded warrants to purchase 1,000,000 shares of our common stock at a price of $40.999 per underlying share. The aggregate gross proceeds to us from the offering were $575.2 million, before deducting underwriting discounts and commissions and other offering expenses payable by us, and excluding the exercise of any pre-funded warrants.
•
Advanced to Second and Final Stage of Phase 2 Study Evaluating VAX-24 for the Prevention of IPD in Infants and Dosed First New Participants: On July 11, 2023, we announced that the ongoing Phase 2 study of VAX-24 in healthy infants had advanced to the second and final stage of the study. The independent Data Safety Monitoring Board approved advancing to the second stage of the study following the review of the safety and tolerability results from the first stage. New participants were enrolled and dosed in Stage 2 of the study in July 2023. Additionally, in agreement with the FDA, we amended the study protocol for Stage 2, changing the study comparator to PCV20, which is currently the broadest-spectrum PCV recommended by the ACIP. The Phase 2 study is evaluating the safety, tolerability and immunogenicity of VAX-24 in healthy infants. We expect to share topline data from the primary three-dose immunization series of the study by 2025, followed by topline data from the booster dose approximately nine months later.

•
Published New VAX-GI Preclinical Data and Received NIH Grants: A paper entitled, “A Novel Shigella O-Polysaccharide–IpaB Conjugate Vaccine Elicits Robust Antibody Responses and Confers Protection against Multiple Shigella Serotypes,” was published in the April 2023 edition of mSphere featuring new preclinical data for VAX-GI, our novel Shigella vaccine candidate. These data demonstrated that with our cell-free technology, we believe we can produce the central antigen in VAX-GI, IpaB, at substantially improved yields, allowing for commercial-scale production of the target vaccine. Additionally, this research showed that the vaccine candidate was efficacious in preclinical models of Shigella infection. Shigella, which has no available preventative treatment, affects an estimated 188 million people worldwide each year and results in approximately 164,000 deaths. This vaccine candidate is being developed in collaboration with the University of Maryland, Baltimore as well as with partial funding from two National Institutes of Health research (R01) grants totaling $7.2 million.

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

We have incurred net losses in each year since inception and expect to continue to incur net losses in the foreseeable future. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending in large part on the timing of our preclinical studies, clinical trials and manufacturing activities, and our expenditures on other research and development activities. Our net loss was $68.3 million for the three months ended June 30, 2023. As of June 30, 2023, we had an accumulated deficit of $650.9 million. As of June 30, 2023, we had cash, cash equivalents and investments of $1,440.8 million, which we believe will be sufficient to fund our operating expenses and capital expenditure requirements through at least the next 12 months from the filing date of this Quarterly Report on Form 10-Q.

We do not expect to generate any revenue from commercial product sales unless and until we successfully complete development and obtain regulatory approval for one or more of our vaccine candidates, which we expect will take a number of years. We expect our expenses and capital expenditures will increase substantially in connection with our ongoing activities, as we:

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

Impact of Certain Trends

The recent trends towards rising inflation may materially adversely affect our business and corresponding financial position and cash flows. Inflationary factors, such as increases in the cost of our clinical trial materials and supplies, interest rates and overhead costs may adversely affect our operating results. Rising interest and inflation rates also present a recent challenge impacting the U.S. economy and could make it more difficult for us to obtain traditional financing on acceptable terms, if at all, in the future.

We may experience increases in our operating costs in the near future including our labor costs and research and development costs, due to rising inflation, supply chain constraints, and civil and political unrest in certain countries and regions.

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

Our research and development costs may vary significantly based on factors such as:

•
the costs and timing of our CMC activities, including fulfilling good manufacturing practice, or GMP, related standards and compliance, and identifying and qualifying second suppliers;

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

Grant Income

In July 2019, we received a cost-reimbursement research award from Combating Antibiotic Resistant Bacteria Biopharmaceutical Accelerator, or CARB-X, a public-private partnership funded under a Cooperative Agreement from Assistant Secretary for Preparedness and Response/Biomedical Advanced Research and Development Authority and by awards from Wellcome Trust, Germany’s Federal Ministry of Education and Research, the United Kingdom Global Antimicrobial Resistance Innovation Fund and the Bill & Melinda Gates Foundation. In connection with this funding, we entered into a cost-reimbursement sub-award agreement with the Trustees of Boston University, the administrator of the program, or the CARB-X agreement. CARB-X has awarded us total funding to date of $11.7 million, with potential funding of up to $14.6 million upon the achievement of future VAX-A1 development milestones. Separately, the National Institutes of Health, or NIH, awarded us up to $0.5 million in April 2021 to advance the development of a vaccine against Shigella infection. In June 2023, we received another cost-reimbursement research award from the NIH which provides for up to $4.6 million of additional funding over five years to further research on vaccine compositions for treating Shigella.

Grant income pursuant to our award agreements is recognized as we incur and pay qualifying expenses over the periods of the awards. We recognized $2.5 and $0.7 million in grant income for funding research and development during the three months ended June 30, 2023 and 2022, respectively, and $3.1 million and $0.9 million during the six months ended June 30, 2023 and 2022, respectively. Grant income is included as a component of Other income (expense), net in the condensed statements of operations.

Results of Operations

Comparison of the Three Months Ended June 30, 2023 and 2022

The following table summarizes our results of operations for the periods presented:

	Three Months Ended June 30,		Change
	2023	2022	$	%
	(in thousands)
Operating expenses:
Research and development	$72,691	$38,469	$34,222	89.0%
General and administrative	14,456	9,417	5,039	53.5%
Total operating expenses	87,147	47,886	39,261	82.0%
Loss from operations	(87,147)	(47,886)	(39,261)	82.0%
Other income (expense), net:
Interest expense	—	(2)	2	(100.0)%
Interest income	16,451	399	16,052	*
Grant income	2,464	690	1,774	257.1%
Foreign currency transaction losses	(107)	(1,733)	1,626	(93.8)%
Total other income (expense), net	18,808	(646)	19,454	*
Net loss	$(68,339)	$(48,532)	$(19,807)	40.8%

* not meaningful

Operating Expenses

Research and Development Expenses

The following table summarizes our research and development expenses for the periods presented:

	Three Months Ended June 30,		Change
	2023	2022	$	%
	(in thousands)
Product and clinical development (1)	$41,503	$16,357	$25,146	153.7%
Personnel-related	15,206	7,206	8,000	111.0%
Professional and consulting services	1,802	1,437	365	25.4%
Research and development consumables	5,168	7,635	(2,467)	(32.3)%
Facility related and other allocated	5,191	4,046	1,145	28.3%
Laboratory supplies and equipment	2,929	1,124	1,805	160.6%
Other (2)	892	664	228	34.3%
Total research and development expenses	$72,691	$38,469	$34,222	89.0%

(1)
Includes expenses for third-party manufacturing and outsourced contract services, including preclinical studies, clinical trials and outsourced assays.
(2)
Includes travel-related expenses and other miscellaneous office expenses.

Research and development expenses increased by $34.2 million, or 89.0%, during the three months ended June 30, 2023 compared to the corresponding period in 2022. The increase of $25.1 million in product and clinical development expenses was primarily due to (i) VAX-24 adult Phase 3 readiness activities, (ii) VAX-A1 research and development costs and (iii) manufacturing costs in preparation for the potential future commercial launch of VAX-24 and VAX-31. The increase of $8.0 million in personnel-related expenses was primarily due to higher salaries, benefits and stock-based compensation expense resulting from the growth in the number of employees in our research and development functions and the associated increase in the number of options and restricted stock units, or RSUs, granted.

General and Administrative Expenses

General and administrative expenses increased by $5.0 million, or 53.5%, during the three months ended June 30, 2023 compared to the corresponding period in 2022. The increase was primarily due to increases of $4.2 million in personnel-related expenses, which was related to higher salaries, benefits and stock-based compensation expense resulting from an increase in the number of options and RSUs granted and the growth in the number of employees in our general and administrative functions, and $0.9 million in higher professional and consulting services.

Other Income (Expense), Net

Other income (expense), net increased by $19.5 million, during the three months ended June 30, 2023 compared to the corresponding period in 2022. The increase was primarily attributable to (i) $16.1 million in additional interest income as a result of higher cash and investment balances resulting from our follow-on offerings in 2022 and 2023 combined with an increase in the interest rates earned by such cash and investments, (ii) higher grant income of $1.8 million, and (iii) lower foreign currency transaction losses of $1.6 million.

Comparison of the Six Months Ended June 30, 2023 and 2022

The following table summarizes our results of operations for the periods presented:

	Six Months Ended June 30,		Change
	2023	2022	$	%
	(in thousands)
Operating expenses:
Research and development	$130,771	$70,147	$60,624	86.4%
General and administrative	27,567	16,960	10,607	62.5%
Total operating expenses	158,338	87,107	71,231	81.8%
Loss from operations	(158,338)	(87,107)	(71,231)	81.8%
Other income (expense), net:
Interest expense	—	(2)	2	(100.0)%
Interest income	26,844	533	26,311	*
Grant income	3,119	850	2,269	266.9%
Foreign currency transaction losses	(426)	(1,792)	1,366	(76.2)%
Total other income (expense), net	29,537	(411)	29,948	*
Net loss	$(128,801)	$(87,518)	$(41,283)	47.2%

* not meaningful

Operating Expenses

Research and Development Expenses

The following table summarizes our research and development expenses for the periods presented:

	Six Months Ended June 30,		Change
	2023	2022	$	%
	(in thousands)
Product and clinical development (1)	$74,598	$30,159	$44,439	147.3%
Personnel-related	28,187	13,436	14,751	109.8%
Professional and consulting services	3,395	2,707	688	25.4%
Research and development consumables	8,426	11,834	(3,408)	(28.8)%
Facility related and other allocated	9,790	8,538	1,252	14.7%
Laboratory supplies and equipment	4,843	2,374	2,469	104.0%
Other (2)	1,532	1,099	433	39.4%
Total research and development expenses	$130,771	$70,147	$60,624	86.4%

(1)
Includes expenses for third-party manufacturing and outsourced contract services, including preclinical studies, clinical trials and outsourced assays.
(2)
Includes travel-related expenses and other miscellaneous office expenses.

Research and development expenses increased by $60.6 million, or 86.4%, during the six months ended June 30, 2023 compared to the corresponding period in 2022. The increase of $44.4 million in product and clinical development expenses was primarily due to (i) VAX-24 adult Phase 3 readiness activities, (ii) VAX-A1 research and development costs and (iii) VAX-31 costs related to the planned submission of IND application. The increase of $14.8 million in personnel-related expenses was primarily due to higher salaries, benefits and stock-based compensation expense resulting from the growth in the number of employees in our research and development functions and associated increase in the number of options and restricted stock units, or RSUs, granted.

General and Administrative Expenses

General and administrative expenses increased by $10.6 million, or 62.5%, during the six months ended June 30, 2023 compared to the corresponding period in 2022. The increase was primarily due to increases of $8.7 million in personnel-related expenses, which was related to higher salaries, benefits and stock-based compensation expense resulting from an increase in the number of options and RSUs granted and the growth in the number of employees in our general and administrative functions, and $1.9 million in higher professional and consulting services.

Other Income (Expense), Net

Other income (expense), net increased by $29.9 million, during the six months ended June 30, 2023 compared to the corresponding period in 2022. The increase was primarily attributable to (i) $26.3 million in additional interest income as a result of higher cash and investment balances resulting from our follow-on offerings in 2022 and 2023 combined with an increase in the interest rates earned by such cash and investments, (ii) higher grant income of $2.3 million, and (iii) lower foreign currency transaction losses of $1.4 million.

Liquidity and Capital Resources

From inception through June 30, 2023, we have incurred losses and negative cash flows from operations and have funded our operations primarily through the issuance of common stock, pre-funded warrants to purchase our common stock and, prior to our IPO, redeemable convertible preferred stock, totaling approximately $2.1 billion in aggregate gross proceeds and $2.0 billion net of underwriting discounts, commissions and offering expenses. As of June 30, 2023, we had $531.0 million of cash and cash equivalents, $909.8 million in investments and an accumulated deficit of $650.9 million.

On July 2, 2021, we filed a shelf registration statement on Form S-3ASR, or the Shelf Registration Statement, under which we may, from time to time, sell securities in one or more offerings of our common stock, preferred stock, debt securities or warrants. The Shelf Registration Statement became automatically effective upon the filing of the Form S-3ASR on July 2, 2021.

In July 2021, we entered into an Open Market Sales AgreementSM (the “Original ATM Sales Agreement”) with Jefferies LLC (“Jefferies”), which provided that, upon the terms and subject to the conditions and limitations set forth in the Original ATM Sales Agreement, we may elect to issue and sell, from time to time, shares of our common stock having an aggregated offering price of up to $150.0 million through Jefferies acting as our sales agent or principal. As of February 27, 2023, we had sold 4,995,709 shares of our common stock under the Original ATM Sales Agreement at an average price of $27.57 per share for aggregate gross proceeds of $137.8 million. On February 27, 2023, we and Jefferies entered into an amendment to the Original ATM Sales Agreement (as amended, the “Amended ATM Sales Agreement”) pursuant to which we may offer and sell shares of our common stock having an aggregated offering price of up to $400.0 million, which is in addition to the $150.0 million aggregate offering price under the Original ATM Sales Agreement. The material terms and conditions of the Original ATM Sales Agreement otherwise remain unchanged. We will pay Jefferies a commission of up to 3.0% of the gross sales proceeds of any common stock sold through Jefferies under the Amended ATM Sales Agreement; however, we are not obligated to make any sales of common stock. As of June 30, 2023, we have sold 534,400 shares of our common stock under the Amended ATM Sales Agreement at an average price of $37.42 per share for aggregate gross proceeds of $20.0 million ($19.6 million net of commissions and offering expenses).

On January 13, 2022, we completed an underwritten public offering in which we issued 2,500,000 shares of our common stock at a price of $20.00 per share and pre-funded warrants to purchase 2,500,000 shares of our common stock at a price of $19.999 per underlying share. In February 2022, the underwriters exercised their option to purchase an additional 750,000 shares of common stock. In aggregate, we received $107.6 million in net proceeds after deducting underwriting discounts and commissions and other offering expenses payable by us, and excluding the exercise of any pre-funded warrants.

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

On April 21, 2023, we completed an underwritten public offering of 13,030,000 shares of our common stock, which included the full exercise of the underwriters’ option to purchase an additional 1,830,000 shares, at a price of $41.00 per share and pre-funded warrants to purchase 1,000,000 shares of our common stock at a price of $40.999 per underlying share. In aggregate, we received $545.3 million in net proceeds after deducting underwriting discounts and commissions and other estimated offering expenses payable by us, and excluding the exercise of any pre-funded warrants.

Future Funding Requirements

Our primary uses of cash are to fund our operations, which consist primarily of research and development expenditures related to our programs and, to a lesser extent, general and administrative expenditures. We anticipate that we will continue to incur significant expenses and capital expenditures for the foreseeable future as we continue to advance our vaccine candidates, expand our corporate infrastructure, including the costs associated with being a public company, further our research and development initiatives for our vaccine candidates and scale our laboratory and manufacturing operations. We are subject to all of the risks typically related to the development of new drug candidates, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. We anticipate that we will need substantial additional funding in connection with our continuing operations.

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
•
the costs of operating as a public company; and
•
the impact of macroeconomic factors, including rising inflation which may impact labor costs, research and development costs and supply chain constraints, as well as civil and political unrest in certain countries and regions, which may exacerbate the magnitude of the factors discussed above.

A change in the outcome of any of these or other variables could significantly change the costs and timing associated with the development of our vaccine candidates. Furthermore, our operating plans may change in the future, and we may need additional funds to meet operational needs and capital requirements associated with such change.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2023	2022
	(in thousands)
Net cash used in operating activities	$(110,432)	$(66,828)
Net cash (used in) provided by investing activities	(781,665)	75,831
Net cash provided by financing activities	588,528	160,897
Effect of exchange rate changes on cash and cash equivalents	(55)	(712)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(303,624)	$169,188

Cash Flows from Operating Activities

Net cash used in operating activities for the six months ended June 30, 2023 was $110.4 million, which primarily resulted from a net loss of $128.8 million, partially offset by non-cash charges of $9.1 million and a net change in our operating assets and liabilities of $9.3 million. Non-cash charges primarily consisted of $22.2 million in stock-based compensation expense, $3.2 million in amortization of right-of-use, or ROU, assets and $1.5 million in depreciation and amortization, partially offset by a decrease of $17.8 million in net amortization of premiums on investments. The net change in operating assets and liabilities of $9.3 million was primarily due to increases in (i) accrued manufacturing expenses of $6.1 million resulting from increased outsourced manufacturing activities, (ii) accounts payable and accrued expenses of $6.3 million resulting from the timing of payments and (iii) accrued compensation of $3.2 million related to higher headcount. These increases were partially offset by (i) an increase in prepaid and other assets of $3.6 million related to prepaid insurance and research costs and (ii) a decrease in operating lease liabilities of $2.7 million related to our San Carlos office.

Net cash used in operating activities for the six months ended June 30, 2022 was $66.8 million, which primarily resulted from a net loss of $87.5 million, partially offset by non-cash charges of $15.3 million and a net change in our operating assets and liabilities of $5.4 million. Non-cash charges primarily consisted of $10.0 million in stock-based compensation expense, $3.4 million in amortization of ROU assets, and $1.2 million in depreciation and amortization. The net change in operating assets and liabilities of $5.4 million was primarily due to increases in (i) operating lease liabilities of $4.4 million related to the San Carlos office and (ii) accrued expenses of $1.6 million and (iii) a decrease in prepaid and other current assets of $1.0 million related to prepaid insurance and research costs. These changes were partially offset by (i) a decrease in accrued compensation of $1.4 million and (ii) an increase in other assets of $1.3 million.

Cash Flows from Investing Activities

Cash used in investing activities for the six months ended June 30, 2023 was $781.7 million, which was attributable primarily to $916.6 million in purchase of investments and $3.5 million in purchases of lab equipment, partially offset by $136.0 million in maturities of investments and $2.4 million in sales of investments.

Cash provided by investing activities for the six months ended June 30, 2022 was $75.8 million, which related primarily to $90.1 million in maturities of investments and $3.5 million in sales of investments, partially offset by $13.9 million in purchases of investments and $3.9 million in purchases of lab equipment and leasehold improvements.

Cash Flows from Financing Activities

Cash provided by financing activities for the six months ended June 30, 2023 was $588.5 million, which primarily consisted of net proceeds from our April 2023 follow-on public offering of $545.3 and under our Original and Amended ATM Sales Agreements of $41.8 million.

Cash provided by financing activities for the six months ended June 30, 2022 was $160.9 million, which primarily consisted of net proceeds from our January 2022 follow-on public offering of $107.6 million and under our Original ATM Sales Agreement of $52.1 million.

Contractual Obligations and Commitments

Our material cash requirements include the following contractual and other obligations:

Leases

We have operating lease agreements for our office spaces. As of June 30, 2023, we had total lease payment obligations of $15.2 million, of which $6.2 million is payable within one year.

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

Purchase Commitments

We have certain payment obligations under various license agreements. Under these agreements, we are required to make milestone payments upon successful completion and achievement of certain intellectual property, clinical, regulatory and sales milestones. The payment obligations under the license agreements are contingent upon future events such as our achievement of specified development, clinical, regulatory and commercial milestones, and we will be required to make development milestone payments and royalty payments in connection with the sale of products developed under these agreements. As the achievement and timing of these future milestone payments are not probable or estimable, such amounts have not been included in our condensed balance sheets as of June 30, 2023 or December 31, 2022.

We enter into agreements in the normal course of business with CMOs and other vendors for manufacturing services and raw materials purchases. We rely on several third-party manufacturers for our manufacturing requirements. As of June 30, 2023, we had the following amounts of non-cancelable purchase commitments related to manufacturing services and raw materials purchased due to our key manufacturing partners. These amounts represent our minimum contractual obligations, including termination fees. If we terminate certain firm orders with our key manufacturing partners, we will be required to pay for the manufacturing services scheduled or raw materials purchased under our arrangements. The actual amounts we pay in the future to the vendors under such agreements may differ from the purchase order amounts.

Years ending December 31,	(in thousands)
Remainder of 2023	$82,557
2024	67,076
2025	1,748
2026	686
Total non-cancelable purchase commitments due to our key manufacturing partners	$152,067

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

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities in our condensed financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued research and development expenses, stock-based compensation and leases. We base our estimates on historical experience, known trends and events and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Under ASC 842, we assess all arrangements that convey the right to control the use of property, plant and equipment, at inception, to determine if it is, or contains, a lease based on the unique facts and circumstances present in the arrangements. In addition, we determine whether leases meet the classification criteria of a finance or operating lease at the lease commencement date considering: (i) whether the lease transfers ownership of the underlying asset to the lessee at the end of the lease term, (ii) whether the lease contains a bargain purchase option, (iii) whether the lease term is for a major part of the remaining economic life of the underlying asset, (iv) whether the present value of the sum of the lease payments and residual value guaranteed by the lessee equals or exceeds substantially all of the fair value of the underlying asset and (v) whether the underlying asset is of such a specialized nature that it is expected to have no alternative use to the lessor at the end of the lease term. As of June 30, 2023, our lease population consisted only of operating real estate leases.

Once a lease is identified and its classification determined, we recognize a ROU asset and a corresponding lease liability. Lease liabilities are recorded based on the present value of lease payments over the expected least term. The corresponding ROU asset is measured from the initial lease liability, adjusted by (i) accrued or prepaid rents, (ii) remaining unamortized initial direct costs and lease incentives and (iii) any impairments of the ROU asset.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Our cash and cash equivalents as of June 30, 2023 and December 31, 2022 consisted of readily available checking and money market funds. As of June 30, 2023, we also invested in U.S. Treasury securities, U.S. government agency securities, corporate debt, commercial paper and asset-backed securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. We do not believe that our cash and cash equivalents have significant risk of default or illiquidity. As of June 30, 2023 and December 31, 2022, we had approximately $1,440.8 million and $957.9 million in cash and investments. For the three and six months ended June 30, 2023, we had interest income of $16.5 million and $26.8 million, respectively. The following table shows the impact of a hypothetical 10% increase or decrease in interest rates on our net assets as of June 30, 2023 and our net loss for the six months ended June 30, 2023:

	Impact on Net Assets as of June 30, 2023	Impact on Net Loss for the Six Months Ended June 30, 2023
Hypothetical Change in Interest Rates	(in thousands)
10% increase	$7,017	$1,215
10% decrease	$(7,017)	$(1,215)

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

Foreign Currency Risk

We are exposed to market risk related to changes in foreign currency exchange rates, mainly relating to our contract with Lonza, our CMO in Switzerland. We have also entered into a limited number of contracts with other parties with payments denominated in foreign currencies. Payments under these contracts are made in foreign currencies and are subject to fluctuations in foreign currency rates. We do not currently have a formal program in place to hedge foreign currency risks. However, from time to time, we buy Swiss Francs, or CHF, which is the majority of our foreign currency exposure, at market and are holding CHF in our bank accounts. As of June 30, 2023 and December 31, 2022, we had approximately $6.4 million and $21.8 million of CHF cash and cash equivalents, respectively, held at one financial institution. As of June 30, 2023 and December 31, 2022, we had foreign currency denominated accounts payable and accrued expenses of $18.0 million and $14.0 million, respectively. For the three and six months ended June 30, 2023, we had foreign currency transaction losses of $0.1 million and $0.4 million, respectively. The following table shows the impact of a hypothetical 10% increase or decrease in current exchange rates on our net assets as of June 30, 2023 and our net loss for the six months ended June 30, 2023:

	Impact on Net Assets as of June 30, 2023	Impact on Net Loss for the Six Months Ended June 30, 2023
Hypothetical Change in Currency Exchange Rates	(in thousands)
10% increase	$857	$2,984
10% decrease	$(857)	$(2,984)

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

Our management, with the participation of our Chief Executive Officer, or CEO, and our Chief Financial Officer, or CFO, our principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of June 30, 2023. Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures as of June 30, 2023 were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the quarter ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our current vaccine candidate pipeline includes four preclinical programs and one clinical program. We may encounter unforeseen expenses, difficulties, complications, delays and other known or unknown factors in achieving our business objectives, including with respect to our vaccine candidates. We will need to transition at some point from a company with a research and development focus to a company capable of supporting commercial activities. We may not be successful in such a transition.

We have incurred significant net losses since inception and anticipate that we will continue to incur substantial net losses for the foreseeable future. We currently have no source of product revenue and may never achieve profitability. Our stock is a highly speculative investment.

We are a clinical-stage biotechnology vaccine company. Investment in clinical-stage companies and vaccine development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential vaccine candidate will not gain regulatory approval or become commercially viable. We do not have any products approved for sale and have not generated any revenue from product sales. As a result, we are not profitable and have incurred losses in each year since inception. Our net losses were $223.5 million and $100.1 million for the years ended December 31, 2022 and 2021, respectively, and $68.3 million and $48.5 million for the three months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, we had an accumulated deficit of $650.9 million.

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

As of June 30, 2023, we had cash, cash equivalents and investments of $1,440.8 million. We believe our existing cash, cash equivalents and investments will fund our current operating plans through at least 12 months from the filing date of this Quarterly Report on Form 10-Q. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned. Furthermore, we will need to raise substantial additional capital to complete the development, manufacturing and commercialization of our drug candidates. We expect to finance our cash needs through public or private equity or debt financings, third-party (including government) funding and marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements or any combination of these approaches.

In July 2021, we entered into an Open Market Sales AgreementSM, or the Original ATM Sales Agreement, with Jefferies LLC, or Jefferies, which provided that, upon the terms and subject to the conditions and limitations set forth in the Original ATM Sales Agreement, we may elect to issue and sell, from time to time, shares of our common stock having an aggregate offering price of up to $150.0 million through Jefferies acting as our sales agent or principal. As of February 27, 2023, we had sold 4,995,709 shares of our common stock under the Original ATM Sales Agreement at an average price of $27.57 per share for aggregate gross proceeds of $137.8 million. On February 27, 2023, we and Jefferies entered into an amendment to the Original ATM Sales Agreement, as amended, the Amended ATM Sales Agreement, pursuant to which we may offer and sell shares of our common stock having an aggregate offering price of up to $400.0 million, which is in addition to the $150.0 million aggregate offering price under the Original ATM Sales Agreement. The material terms and conditions of the Original ATM Sales Agreement otherwise remain unchanged. As of June 30, 2023, we have sold 534,400 shares of our common stock under the Amended ATM Sales Agreement at an average price of $37.42 per share for aggregate gross proceeds of $20.0 million ($19.6 million net of commissions and offering expenses).

On April 21, 2023, we completed an underwritten public offering of 13,030,000 shares of our common stock, which included the full exercise of the underwriters’ option to purchase an additional 1,830,000 shares, at a price of $41.00 per share and pre-funded warrants to purchase 1,000,000 shares of our common stock at a price of $40.999 per underlying share. In aggregate, we received approximately $545.3 million in net proceeds after deducting underwriting discounts and commissions and other offering expenses payable by us, and excluding the exercise of any pre-funded warrants.

Our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions, including higher inflation rates and changes in interest rates and the recent disruptions to and volatility in the credit and financial markets in the United States and worldwide, including the trading price of common stock, resulting from the COVID-19 pandemic and civil and political unrest in certain countries and regions. Our future capital requirements will depend on many factors, including:

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
•
the costs of operating as a public company; and
•
macroeconomic factors that may exacerbate the magnitude of the factors discussed above.

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

In addition, the preclinical and clinical trial requirements of the FDA, European Medicines Agency, or EMA, and other regulatory agencies and the criteria these regulators use to determine the safety and efficacy of a vaccine candidate are determined according to the type, complexity, novelty and intended use and market of the potential products. Approvals by the FDA and EMA for existing pneumococcal vaccines, such as Pfizer Inc.'s, or Pfizer's, Prevnar 13, or PCV13, Prevnar 20®, or PCV20 and Merck & Co., Inc.'s, or Merck's, VAXNEUVANCETM, or PCV15 and Pneumovax 23, or PPSV23, may not be indicative of what these regulators may require for approval of our vaccine candidates. For example, we have used opsonophagocytic activity, or OPA, titers as the primary immunogenicity surrogate endpoint for the VAX-24 program in adults because PCV13 and PCV20 were approved based on the establishment of non-inferiority of serotype-specific OPA responses relative to PPSV23 and PCV13 respectively; however, there can be no assurance that this streamlined non-inferiority approach will be sufficient for regulatory approval or that regulators will not require field efficacy trials. Furthermore, while there have been approvals granted for both PCVs and meningococcal conjugate vaccines based on surrogate immune endpoints rather than field efficacy studies, we will not be able to confirm this approach’s applicability for our vaccines until we complete our Phase 2 clinical development program. In addition, the FDA may challenge our VAX-24 Phase 3 clinical strategy, which could cause significant delays or unanticipated costs. Additionally, novel aspects of our vaccine candidates and manufacturing processes may create further challenges in obtaining regulatory approval. The regulatory approval process for our novel vaccine candidates can be more complex and consequently more expensive and take longer than for other, better known or extensively studied pharmaceutical or other vaccine candidates. More generally, approvals by any regulatory agency may not be indicative of what any other regulatory agency may require for approval or what such regulatory agencies may require for approval in connection with new vaccine candidates. Moreover, our vaccine candidates may not perform successfully in clinical trials.

Our vaccine candidates are in clinical or preclinical stages of development and may fail in development or suffer delays that materially and adversely affect their commercial viability. If we are unable to complete development of or commercialize our vaccine candidates or experience significant delays in doing so, our business would be materially harmed.

None of our vaccine candidates have been the subject of late-stage or pivotal clinical trials. On October 24, 2022, we announced positive topline results from our Phase 1/2 clinical proof-of-concept study of VAX-24 in adults ages 18 to 64. On April 17, 2023, we announced positive results from the VAX-24 Phase 2 study in adults aged 65 and older, as well as data from the full six-month safety assessment and prespecified pooled immunogenicity analyses from both the Phase 2 study in adults aged 65 and older and the prior Phase 1/2 study in adults aged 18-64. Our VAX-24 adult regulatory strategy includes several anticipated interactions with the FDA to finalize our Phase 3 clinical program and Biologics License Application, or BLA, submission requirements. These interactions include an End-of-Phase 2 meeting with the FDA regarding the adult Phase 3 clinical program, which we expect to occur in the fourth quarter of 2023. We also expect to have discussions afforded by the Breakthrough Therapy designation granted by the FDA, including meetings regarding our chemistry, manufacturing and controls, or CMC, strategy through the first quarter of 2024. We expect topline safety, tolerability and immunogenicity data from the adult Phase 3 pivotal non-inferiority study in adults in 2025. With regard to our VAX-24 pediatric program, in March 2023, we announced that the first participants were dosed in the Phase 2 study of VAX-24 in healthy infants, after the FDA cleared our IND application in February 2023. On July 11, 2023, we announced that the ongoing Phase 2 study of VAX-24 in healthy infants advanced to the second and final stage of the study. We expect to share topline data from the primary three-dose immunization series of the study by 2025, followed by topline data from the booster dose approximately nine months later. We anticipate the clearance of the VAX-31 adult IND application by the FDA in the fourth quarter of 2023 following submission. We expect topline safety, tolerability and immunogenicity data from a Phase 1/2 study in adults in 2024. In addition to our PCV franchise, our pipeline includes VAX-A1, a novel conjugate vaccine candidate designed to prevent disease caused by Group A Strep; VAX-PG, a novel protein vaccine candidate targeting the keystone pathogen responsible for periodontitis; VAX-GI, a vaccine designed to prevent Shigella; and other discovery-stage programs. Our ability to achieve and sustain profitability depends on obtaining regulatory approvals for and successfully commercializing our vaccine candidates, either alone or with third parties, and we cannot guarantee that we will ever obtain regulatory approval for any of our vaccine candidates. We have limited experience in conducting and managing the clinical trials necessary to obtain regulatory approvals, including approval by the FDA. Before obtaining regulatory approval for the commercial distribution of our vaccine candidates, we must conduct extensive preclinical studies and clinical trials to demonstrate the safety and efficacy of our vaccine candidates.

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
•
challenges by the FDA to our clinical or regulatory strategies;
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
•
greater than anticipated costs of our clinical trials, including CMC activities related to our clinical trials;
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

Our business and future success depends on our ability to successfully develop, obtain regulatory approval of, and then commercialize our PCV candidates, which include VAX-24, our most advanced vaccine candidate, and VAX-31, our preclinical PCV candidate. Although VAX-24 has produced positive topline results in a Phase 1/2 clinical study in adults aged 18-64, positive results from a Phase 2 study in adults aged 65 and older, and data from the full six-month safety assessment and prespecified pooled immunogenicity analyses from both the Phase 2 study in adults aged 65 and older and the prior Phase 1/2 study in adults aged 18-64, it may not demonstrate the same results in future pivotal studies. Past and future VAX-24 results may not be indicative of future VAX-31 results. We anticipate the clearance of the VAX-31 adult IND application by the FDA in the fourth quarter of 2023 following submission. We expect topline safety, tolerability and immunogenicity data from a Phase 1/2 study in adults in 2024. VAX-24 and VAX-31 will require additional preclinical, clinical and non-clinical development, regulatory review and approval in multiple jurisdictions, substantial investment, access to sufficient clinical and commercial manufacturing capacity and significant marketing efforts before we can generate any revenue from product sales. We cannot provide any assurance that we will be able to successfully advance VAX-24 or VAX-31 through the development process.

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
•
our ability to avoid third-party patent interference, intellectual property challenges or intellectual property infringement claims; and
•
macroeconomic factors that may exacerbate the magnitude of the factors discussed above.

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

Vaccine candidates that we successfully develop and commercialize may compete with existing vaccines and new vaccines that may become available in the future. Many of our competitors have substantially greater financial, lobbying, technical, human and other resources than we do and may be better equipped to develop, manufacture and market technologically superior vaccines, including the potential that our competitors may develop chemical processes or utilize novel technologies for developing vaccines that may be superior to those we employ. In addition, many of these competitors have significantly greater experience than we have in undertaking preclinical studies and clinical trials of new products and in obtaining regulatory approvals, including for many vaccine franchises. Accordingly, our competitors may succeed in obtaining FDA approval or a preferred recommendation for their products. For example, PCV13 obtained FDA approval for the prevention of invasive pneumococcal disease, or IPD, in infants based on non-inferior IgG antibody responses relative to Prevnar, using the surrogate immune endpoints established by the prior Prevnar field efficacy study. Pfizer implemented a similar approach to development of its 20-valent PCV vaccine candidate, PCV20, which was approved by the FDA in June 2021 for use in adults and in April 2023 for use in infants and children. Merck received approval for PCV15, its 15-valent PCV, in July 2021 for use in adults and in June 2022 for use in infants and children. Merck announced in April 2022 that V116, the company’s investigational 21-valent PCV for adults, received Breakthrough Therapy designation from the FDA. In July 2023, Merck announced positive topline results from two Phase 3 trials evaluating V116, in vaccine-naïve and previously vaccinated individuals. In addition, Sanofi and SK Chemicals have partnered to develop a 21-valent PCV and, in June 2023, announced positive results from their Phase 2 clinical trials in infants. GSK, which previously acquired Affinivax, is developing a 24-valent affinity-bound pneumococcal vaccine. GSK also has a 30-plus valent pneumococcal candidate vaccine in preclinical development.

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

We and our contract manufacturers may face difficulty satisfying CMC requirements imposed by the FDA and comparable foreign regulatory authorities. To date, no product developed using a cell-free manufacturing platform has received approval from the FDA or been commercialized.

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

New pediatric vaccines that receive an ACIP preferred recommendation are almost universally adopted, and adult vaccines that receive a preferred recommendation are widely adopted. For example, in 2014, the ACIP voted to recommend PCV13 for routine use to help protect adults aged 65 years and older against pneumococcal disease, which caused PCV13 to become the standard of care along with continued use of PPSV23. ACIP can also modify its preferred recommendation. For instance, in June 2019, the ACIP voted to revise the pneumococcal vaccination guidelines and recommend PCV13 for adults 65 and older based on the shared clinical decision making of the provider and patient, rather than a preferred use recommendation, which means the decision to vaccinate should be made at the individual level between health care providers and their patients. In October 2021, the ACIP voted to recommend the use of either PCV20, or PCV15 with PPSV23, for routine use in adults aged 65 years and older as well as for those between the ages of 19 and 64 years with certain underlying medical conditions or other risk factors. In June 2022, ACIP voted to recommend that PCV15 may be used as an option to the currently available PCV13 for children aged under 19 years according to currently recommended PCV13 dosing and schedules. In June 2023, ACIP voted to recommend the use of either PCV15 or PCV20 for routine use in children under the age of two, and as a “catch up” vaccination for healthy children between the ages of 24 and 59 months with incomplete PCV vaccination status and children between the ages of 24 and 71 months with certain underlying conditions and an incomplete PCV vaccination. Further, ACIP voted to recommend that children between the ages of two and 18 years with any risk condition who have received all recommended doses before the age of six do not need additional doses if they have received at least one dose of PCV20. If children between the ages of two and 18 years with any risk condition received PCV13 or PCV15, but not PCV20, ACIP recommend that they should receive a dose of PCV20 or PPSV23. ACIP also voted to recommend that children between the ages of six and 18 years with any risk condition who have not received any dose of PCV13, PCV15 or PCV20 should receive a single dose of PCV15 or PCV20. When PCV15 is used in this instance, ACIP recommended that it should be followed by a dose of PPSV23 at least eight weeks later if not previously given.

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

The success of our business depends in large part upon our ability to identify, develop and commercialize products based on our cell-free protein synthesis platform. We intend to pursue clinical development of additional vaccine candidates beyond VAX-24, including VAX-31 for IPD, VAX-A1 for Group A Strep, VAX-PG for periodontitis and VAX-GI for Shigella. Our research programs may fail to identify potential vaccine candidates for clinical development for a number of reasons or we may focus our efforts and resources on potential programs or vaccine candidates that ultimately prove to be unsuccessful. In addition, we cannot provide any assurance that we will be able to successfully advance any of our existing or future vaccine candidates through the development process.

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

We rely on third-party contract manufacturers to manufacture preclinical and clinical trial product materials and supplies for our needs. There can be no assurance that our preclinical and clinical development product supplies will not be limited or interrupted or be of satisfactory quality or continue to be available on acceptable terms. Over the course of the development and manufacturing of VAX-24, we have encountered process-related matters that have required us to make adjustments to our processes. We encountered such process-related matters during our drug substance manufacturing campaign for VAX-24 at Lonza. The cumulative impact of the time required to make adjustments to our processes led to a delay of our drug substance manufacturing campaign due to scheduling conflicts and capacity constraints at Lonza. There can be no assurance that we or Lonza will be able to successfully manufacture drug substances in a timely manner in the future, or at all. Such process changes and manufacturing delays have caused a change in our IND timelines in the past and future changes or delays could impact future timelines for VAX-24 or for our other product candidates. Since we utilize a third-party manufacturer, we are also subject to Lonza’s scheduling commitments for its other clients. Scheduling conflicts with Lonza’s other clients have contributed to manufacturing delays in the past, and there is no guarantee that future scheduling conflicts or related capacity constraints will not affect our manufacturing campaigns and related timelines. Certain aspects of our manufacturing process for our clinical trial product materials and supplies have also been adversely affected by macroeconomic factors, such as the COVID-19 pandemic, and could be adversely affected by earthquakes and other natural or man-made disasters, equipment failures, labor shortages, health epidemics, power failures and numerous other factors in the future.

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

We expect to continue to rely on third-party manufacturers and suppliers, including Lonza, if we receive regulatory approval for any PCV or any other vaccine candidates. To the extent that we have existing, or enter into future, manufacturing arrangements with third parties, we will depend on these third parties to perform their obligations in a timely manner consistent with contractual and regulatory requirements, including those related to quality control and assurance. In December 2019, we exercised our right to require Sutro Biopharma to establish a second supplier for extract and custom reagents to support our anticipated clinical and commercial needs. In December 2022, we entered into an option agreement with Sutro Biopharma, or the Option Agreement, pursuant to which we acquired, among other thing, authorization to enter into an agreement with an independent alternate CMO to directly source Sutro Biopharma’s cell-free extract, allowing us to have direct oversight over financial and operational aspects of the relationship with the CMO. If Sutro Biopharma or the independent alternate CMO are unable to provide a sufficient supply of cell-free extract, our third-party manufacturers may be delayed in their production of intermediate components, which may lead to delays of our drug substance manufacturing campaigns. If we are unable to obtain or maintain third-party manufacturing for vaccine candidates, or to do so on commercially reasonable terms, we may not be able to develop and commercialize our vaccine candidates successfully. Our or a third party’s failure to execute on our manufacturing requirements and comply with cGMPs could adversely affect our business in a number of ways, including:

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
•
delays in reaching a consensus with regulatory agencies on study design or clinical or regulatory strategies;
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
•
the risk that volunteers enrolled in clinical trials will drop out of the trials before the injection of our vaccine candidates or trial completion; and
•
the risks and disruptions related to patient and physician investigator recruitment and retention and study site initiation and clinical trial activities.

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

Our ability to manufacture our vaccine candidates could be disrupted if our operations or those of our suppliers are affected by a man-made or natural disaster or other business interruption. Our corporate headquarters are located in California near major earthquake faults and fire zones. The ultimate impact on us, our significant suppliers and our general infrastructure of being located near major earthquake faults and fire zones and being consolidated in certain geographical areas is unknown, but our operations and financial condition could suffer in the event of a major earthquake, fire or other natural disaster.

Health epidemics have impacted and could continue to impact our business, including in regions where we or third parties on which we rely have significant manufacturing facilities, concentrations of potential clinical trial sites or other business operations.

Health epidemics could adversely impact our business, including in regions where we have concentrations of potential clinical trial sites or other business operations, and cause significant disruption in the operations of our contract manufacturer and other third parties upon whom we rely. For example, the COVID-19 pandemic presented a substantial public health and economic challenge around the world and a resurgence could affect employees, patients, communities and business operations, as well as the U.S. economy and financial markets. Our headquarters is located in the San Francisco Bay Area, and our contract manufacturer, Lonza, is located in Switzerland. Many geographic regions imposed and in the future may impose, “shelter-in-place” orders, quarantines or similar orders or restrictions to control the spread of pandemic respiratory illnesses. The effects of these orders and our work-from-home policies may negatively impact productivity, disrupt our business and delay our clinical programs and timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. In connection with these measures, we may be subject to claims based upon, arising out of or related to any public health epidemic and our actions and responses thereto, including any determinations that we may make to continue to operate or to re-open our facilities where permitted by applicable law. These and similar, and perhaps more severe, disruptions in our operations could negatively impact our business, financial condition, results of operations and growth prospects.

Moreover, we rely on third parties to supply raw materials and manufacture our preclinical and clinical product supplies of our vaccine candidates, and we cannot guarantee that they will continue to perform their contractual duties in a timely and satisfactory manner. In addition, public health guidelines could impact personnel at third-party manufacturing facilities in the United States and other countries, or the availability or cost of materials, which would disrupt our supply chain.

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

The American Rescue Plan Act was signed on March 11, 2021. One of the provisions of the Act included expanding the definition of covered employees subject to IRC 162(m) to include an additional top five highest compensated officers beyond the CEO, CFO, and three highest paid employees currently covered under IRC 162(m). This expanded provision is applicable for tax years beginning after December 31, 2026. We do not believe that this update to IRC 162(m) would have a material impact on its income tax provision currently and will continue to monitor this.

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
•
Our third-party suppliers and manufacturers might be unable to timely formulate and manufacture or supply raw materials for our vaccine candidates or produce the quantity and quality required to meet our clinical and commercial needs, if any. For example, if Sutro Biopharma or the independent alternate CMO are unable to provide a sufficient supply of cell-free extract, our third-party manufacturers may be delayed in their production of intermediate components, which may lead to delays of our drug substance manufacturing campaigns. Additionally, if Lonza is unable to identify a timely or manageable solution for handling cell-free extract during our clinical studies, such studies may be delayed, and we will incur additional costs.
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

The research, testing, manufacturing, labeling, approval, selling, import, export, marketing and distribution of drug products, including biologics such as conjugate vaccines, are subject to extensive regulation by the FDA and other regulatory authorities in the United States. We expect that our vaccine candidates will be regulated by the FDA as biologics. We are not permitted to market any biological drug product in the United States until we receive approval of a BLA from the FDA. We have not previously submitted a BLA to the FDA, or similar approval filings to comparable foreign regulatory authorities. A BLA must include extensive preclinical and clinical data and supporting information to establish the vaccine candidate’s safety and effectiveness for each desired indication. Further, because our vaccine candidates that are subject to regulation as biological drug products, we will need to demonstrate that they are safe, pure and potent for use in their target indications. The BLA must also include significant information regarding the CMC for the product, including with respect to chain of identity and chain of custody of the product and various comparability assessments. The FDA’s review of our BLA may be significantly delayed if the FDA views that the CMC information included in our submission is not adequate or requests additional CMC information or data.

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

The general approach for FDA approval of a new biologic or drug is for the sponsor to provide dispositive data from two Phase 3 clinical trials of the relevant biologic or drug in the relevant patient population. Phase 3 clinical trials typically involve hundreds of patients, have significant costs and are time consuming. While we have not had extensive discussions with the FDA regarding our regulatory plan, as a prerequisite for FDA approval, we believe that any new PCV, such as VAX-24, will have to be compared to the current standard of care, PCV13 and PCV15 in infants and either PCV20, or PCV15 with PPSV23, for routine use in adults aged 65 years and older as well as for those between the ages of 19 and 64 years with certain underlying medical conditions or other risk factors. We believe that a successful comparison for an adult study would be based on demonstrating clinical non-inferiority of the immune response to PCV20 for common serotypes. In addition, we expect to use OPA titers as the primary immunogenicity surrogate endpoint for the VAX-24 program in adults because PCV13 was approved based on the establishment of non-inferiority of OPA responses relative to PPSV23, on a strain-by-strain basis. On October 24, 2022, we announced positive topline results from the Phase 1/2 clinical proof-of-concept study evaluating the safety, tolerability and immunogenicity of VAX-24 in healthy adults aged 18-64. In this study, VAX-24 met the primary safety and tolerability objectives, demonstrating a safety profile similar to PCV20 for all doses studied. In this study, VAX-24 met or exceeded the established regulatory immunogenicity standards for all 24 serotypes at the conventional 2.2mcg dose, which we intend to move forward into a Phase 3 program. At this dose, VAX-24 met the standard OPA response non-inferiority criteria for all 20 serotypes common with PCV20, of which 16 achieved higher immune responses. Additionally, at all three doses, VAX-24 met the standard superiority criteria for all four serotypes unique to VAX-24. On April 17, 2023, we announced positive results from a Phase 2 study of VAX-24 in adults aged 65 and older, as well as data from the full six-month safety assessment and prespecified pooled immunogenicity analyses from both the Phase 2 study in adults aged 65 and older and the prior Phase 1/2 study in adults aged 18-64. The Phase 2 study in adults aged 65 and older evaluated the safety, tolerability and immunogenicity of a single injection of VAX-24 at three dose levels, 1.1mcg, 2.2mcg and 2.2mcg/4.4mcg, and compared to a single injection of PCV20 in 207 healthy adults aged 65 and older. In this Phase 2 study, VAX-24 demonstrated robust OPA immune responses for all 24 serotypes at all doses studied, confirming the prior adult study results. The VAX-24 2.2mcg dose, which we plan to advance to Phase 3, showed an overall improvement in immune responses compared to PCV20 relative to the results from the prior Phase 2 study in adults aged 50-64. The six-month safety data from both adult studies showed safety and tolerability results for VAX-24 similar to PCV20 at all doses studied. In the prespecified pooled analyses of data from both adult studies, VAX-24 met the OPA response non-inferiority criteria for all 20 serotypes common with PCV20 and met the superiority criteria for the four additional serotypes unique to VAX-24. VAX-24 has the potential to cover an additional 10-28 percent of strains causing IPD in adults over the current standard-of-care PCVs. We believe these topline results support clinical non-inferiority to PCV20, but there can be no assurance that this approach in pivotal studies will be sufficient for regulatory approval or that regulators will not require field efficacy trials.

We may seek Accelerated Approval from the FDA for our vaccine candidates and, if granted, the FDA may require us to perform post-marketing studies as a condition of approval to verify and describe the predicted effect on irreversible morbidity or mortality or other clinical endpoints. If the results from such post-marketing studies are not positive or otherwise fail to show the predicted effect, the drug or biologic may be subject to expedited withdrawal procedures by the FDA. In addition, the standard of care may change with the approval of new products in the same disease areas that we are studying. This may result in the FDA or other regulatory agencies requesting additional studies to show that our vaccine candidate is non-inferior or superior to the new products.

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

Further, in the United States there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug and biological product pricing, reduce the cost of prescription drugs and biological products under government payor programs and review the relationship between pricing and manufacturer patient programs. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the Department of Health and Human Services, or HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. Further, the IRA will, among other things, (i) allow HHS to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare, and subject drug manufacturers to civil monetary penalties and a potential excise tax by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law, and (ii) impose rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. However, the IRA does not change either the VFC or the provisions added in 2010 under the ACA. VFC was established to give first-dollar coverage to children up to 18 years of age whose families could not pay for vaccinations while the ACA guaranteed coverage of vaccines without cost sharing for Americans who are either privately insured or newly covered in states that expanded Medicaid. The IRA did help with vaccine access by eliminating cost sharing for adult vaccines covered under Medicare Part D and mandating that all state Medicaid programs cover many adult vaccines and their administration without cost sharing. Further, many vaccines are excluded from Medicare Part B rebate requirements. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. These provisions will take effect progressively starting in fiscal year 2023, although the Medicare drug negotiation program is currently subject to legal challenges. HHS has and will continue to issue and update guidance as these programs are implemented. It is currently unclear how the IRA will be effectuated but is likely to have a significant impact on the pharmaceutical industry. Further, in response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the CMS Innovation Center which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine which drugs, biological products and suppliers will be included in their healthcare programs. Furthermore, there has been increased interest by third-party payors and governmental authorities in reference pricing systems and publication of discounts and list prices.

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

The United States has enacted and implemented wide-ranging patent reform legislation. The U.S. Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on actions by the U.S. Congress, the federal courts and the USPTO, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce patents that we have licensed or that we might obtain in the future. Similarly, changes in patent law and regulations in other countries or jurisdictions or changes in the governmental bodies that enforce them or changes in how the relevant governmental authority enforces patent laws or regulations may weaken our ability to obtain new patents or to enforce patents that we have licensed or that we may obtain in the future. For example, the complexity and uncertainty of European patent laws have also increased in recent years. In Europe, a new unitary patent system took effect June 1, 2023, which will significantly impact European patents, including those granted before the introduction of such a system. Under the unitary patent system, European applications have the option, upon grant of a patent, of becoming a Unitary Patent which will be subject to the jurisdiction of the Unitary Patent Court, or the UPC. As the UPC is a new court system, there is no precedent for the court, increasing the uncertainty of any litigation. Patents granted before the implementation of the UPC have the option of opting out of the jurisdiction of the UPC and remaining as national patents in the UPC countries. Patents that remain under the jurisdiction of the UPC will be potentially vulnerable to a single UPC-based revocation challenge that, if successful, could invalidate the patent in all countries who are signatories to the UPC. We cannot predict with certainty the long-term effects of any potential changes.

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

In addition, the stock market in general, and the Nasdaq Global Select Market and biopharmaceutical companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies, including in connection with the COVID-19 pandemic, which has resulted in decreased stock prices for many companies. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance. In the past, securities class action litigation has often been instituted against companies following periods of volatility in the market price of a company’s securities. You may not realize any return on your investment in us and may lose some or all of your investment. In the past, securities class action litigation has often been instituted against companies following periods of volatility in the market price of a company’s securities. This type of litigation, if instituted, could result in substantial costs and a diversion of management’s attention and resources, which would harm our business, operating results or financial condition.

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

Provisions in our amended and restated certificate of incorporation and amended and restated bylaws may discourage, delay or prevent a merger, acquisition or other change in control of us that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. These provisions also could limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. In addition, because our Board is responsible for appointing the members of our management team, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our Board. Among other things, these provisions:

•
establish a classified Board such that not all members of the Board are elected at one time;
•
allow the authorized number of our directors to be changed only by resolution of our Board;
•
limit the manner in which stockholders can remove directors from the Board;
•
establish advance notice requirements for stockholder proposals that can be acted on at stockholder meetings and nominations to our Board;
•
require that stockholder actions must be effected at a duly called stockholder meeting and prohibit actions by our stockholders by written consent;
•
prohibit our stockholders from calling a special meeting of our stockholders;
•
authorize our Board to issue preferred stock without stockholder approval, which could be used to institute a stockholder rights plan, or so-called “poison pill,” that would work to dilute the stock ownership of a potential hostile acquirer, effectively preventing acquisitions that have not been approved by our Board; and

•
require the approval of the holders of at least 66 2⁄3% of the votes that all our stockholders would be entitled to cast to amend or repeal certain provisions of our charter or bylaws.

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

The global credit and financial markets have experienced extreme volatility and disruptions in the past several years, including as a result worsening global economic conditions, including higher inflation rates and changes in interest rates, and civil and political unrest in certain countries and regions. Such volatility and disruptions have caused and may continue to cause severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, including higher inflation rates and changes in interest rates, volatile business environment or continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, manufacturers and other partners may not survive an economic downturn, which could directly affect our ability to attain our operating goals on schedule and on budget.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act, we are required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm with our annual reports on Form 10-K. The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation. To comply with the Sarbanes-Oxley Act, the requirements of being a reporting company under the Exchange Act and any complex accounting rules in the future, we may need to upgrade our information technology systems, implement additional financial and management controls, reporting systems and procedures, and hire additional accounting and finance staff. We are currently in the process of hiring additional accounting and finance staff as we grow our business. If we are unable to hire the additional accounting and finance staff necessary to comply with these requirements, we may need to retain additional outside consultants. If we or, if required, our auditors, are unable to conclude that our internal control over financial reporting is effective, investors may lose confidence in our financial reporting and the trading price of our common stock may decline.

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

Not applicable.

(c)
Issuer Purchases of Equity Securities

Not applicable.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Trading Arrangements

The adoption or termination of contracts, instructions or written plans for the purchase or sale of our securities by our Section 16 officers and directors for the three months ended June 30, 2023, each of which was entered into during an open trading window and is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act, or 10b5-1 Plan, were as follows:

Heath Lukatch, a member of our Board, adopted a 10b5-1 Plan on May 11, 2023. Dr. Lukatch’s 10b5-1 Plan provides for the potential exercise and sale of up to 22,000 shares of our common stock, and expires on May 15, 2024, or upon the earlier completion of all authorized transactions thereunder.

Jim Wassil, our Executive Vice President and Chief Operating Officer, adopted a 10b5-1 Plan on May 23, 2023. Mr. Wassil’s 10b5-1 Plan provides for the potential exercise and sale of up to 36,000 shares of our common stock, and expires on September 1, 2024, or upon the earlier completion of all authorized transactions thereunder.

Grant E. Pickering, our Chief Executive Officer and a member of our Board, adopted a 10b5-1 Plan on June 26, 2023. Mr. Pickering’s 10b5-1 Plan provides for potential sale of up to 50,000 shares of our common stock held by Mr. Pickering, and the potential exercise and sale of up to 190,000 shares of our common stock held by Mr. Pickering. Mr. Pickering’s 10b5-1 Plan also provides for the potential sale of up to 31,400 shares of our common stock held by trusts in which the beneficiaries are children of Mr. Pickering. Mr. Pickering’s 10b5‑1 Plan expires on September 30, 2024, or upon the earlier completion of all authorized transactions thereunder.

Mikhail Eydelman, our Senior Vice President, General Counsel and Corporate Secretary, adopted a 10b5-1 Plan on June 29, 2023. Mr. Eydelman’s 10b5-1 Plan provides for the potential exercise and sale of up to 45,003 shares of our common stock, and expires on September 30, 2024, or upon the earlier completion of all authorized transactions thereunder.

Andrew Guggenhime, our President and Chief Financial Officer, adopted a 10b5-1 Plan on June 30, 2023. Mr. Guggenhime’s 10b5-1 Plan provides for the potential exercise and sale of up to 110,000 shares of our common stock, and expires on October 17, 2024, or upon the earlier completion of all authorized transactions thereunder.

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Description	Schedule Form	File Number	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Vaxcyte, Inc., as amended.	8-K	001-39323	3.1	June 16, 2020

3.2	Amended and Restated Bylaws of Vaxcyte, Inc.	8-K	001-39323	3.2	June 16, 2020

4.1	Form of Common Stock Certificate of the Registrant.	S-1/A	333-238630	4.1	June 8, 2020

4.2	Form of Pre-Funded Warrant.	8-K	001-39323	4.1	January 13, 2022

4.3	Form of Pre-Funded Warrant.	8-K	001-39323	4.1	October 27, 2022

4.4	Form of Pre-Funded Warrant.	8-K	001-39323	4.1	April 20, 2023

10.1#*	Vaxcyte, Inc. 2020 Equity Incentive Plan.

10.2#*	Form of Stock Option Grant Notice and Stock Option Agreement.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document: the instance document does not appear in the interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Inline XBRL for the cover page of the Quarterly Report on Form 10-Q included in the Exhibit 101 Inline XBRL Document Set.

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

Vaxcyte, Inc.

Date: August 8, 2023	By:	/s/ Grant E. Pickering
Grant E. Pickering
Chief Executive Officer

Date: August 8, 2023	By:	/s/ Andrew Guggenhime
Andrew Guggenhime
President and Chief Financial Officer

Date: August 8, 2023	By:	/s/ Elvia Cowan
Elvia Cowan
Senior Vice President, Finance