Form 10-Q
period 2023-09-30
Vaxcyte, Inc.
filed 2023-11-06
CIK 1649094

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 2, 2023, the registrant had 95,153,909 shares of common stock, $0.001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

VAXCYTE, INC.

Condensed Balance Sheets

(in thousands, except share and per share data)

(unaudited)

	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$545,134	$834,657
Short-term investments	720,550	96,719
Prepaid expenses and other current assets	29,750	11,179
Total current assets	1,295,434	942,555
Property and equipment, net	11,431	10,360
Operating lease right-of-use assets	16,333	21,288
Long-term investments	168,564	26,549
Restricted cash	1,103	871
Other assets	3,192	4,555
Total noncurrent assets	200,623	63,623
Total assets	$1,496,057	$1,006,178

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$15,704	$9,795
Accrued compensation	6,925	1,180
Accrued manufacturing expenses	41,880	8,265
Accrued expenses	15,021	15,375
Operating lease liabilities — current	6,028	5,910
Total current liabilities	85,558	40,525
Operating lease liabilities — long-term	7,781	12,031
Other liabilities	2	9
Total liabilities	93,341	52,565

Commitments and contingencies (Note 6)
Stockholders' Equity
Preferred stock, $0.001 par value — 10,000,000 shares authorized at September 30, 2023 and December 31, 2022; no shares issued and outstanding at September 30, 2023 and December 31, 2022	—	—
Common stock, $0.001 par value — 500,000,000 shares authorized at September 30, 2023 and December 31, 2022; 95,099,101 and 79,470,670 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	98	82
Additional paid-in capital	2,148,499	1,476,018
Accumulated other comprehensive loss	(2,290)	(361)
Accumulated deficit	(743,591)	(522,126)
Total stockholders' equity	1,402,716	953,613
Total liabilities and stockholders' equity	$1,496,057	$1,006,178

The accompanying notes are an integral part of these unaudited condensed financial statements.

VAXCYTE, INC.

Condensed Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating expenses:
Research and development	$97,421	$47,679	$228,191	$117,825
General and administrative	15,605	10,898	43,174	27,858
Total operating expenses	113,026	58,577	271,365	145,683
Loss from operations	(113,026)	(58,577)	(271,365)	(145,683)
Other income (expense), net:
Interest expense	—	—	—	(2)
Interest income	18,495	1,190	45,339	1,723
Grant income	1,640	157	4,759	1,006
Foreign currency transaction gains (losses)	227	(687)	(198)	(2,479)
Total other income, net	20,362	660	49,900	248
Net loss	$(92,664)	$(57,917)	$(221,465)	$(145,435)
Net loss per share, basic and diluted	$(0.91)	$(0.93)	$(2.32)	$(2.42)
Weighted-average shares outstanding, basic and diluted	101,668,655	61,989,347	95,367,751	60,166,583

The accompanying notes are an integral part of these unaudited condensed financial statements.

VAXCYTE, INC.

Condensed Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net Loss	$(92,664)	$(57,917)	$(221,465)	$(145,435)
Other comprehensive loss:
Unrealized gains (losses) on investments	231	247	(1,929)	(416)
Comprehensive loss	$(92,433)	$(57,670)	$(223,394)	$(145,851)

The accompanying notes are an integral part of these unaudited condensed financial statements.

VAXCYTE, INC.

Condensed Statements of Stockholders’ Equity

(in thousands, except share data)

(unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Gain (Loss)	Equity
Balance — December 31, 2022	79,470,670	$82	$1,476,018	$(522,126)	$(361)	$953,613
Exercise of stock options	100,964	1	501	—	—	502
Issuance of common stock in connection with at-the-market offering, net of commissions and offering expenses of $1,237	1,041,536	1	41,786	—	—	41,787
Release of restricted stock units	27,681		(727)	—	—	(727)
Vesting of early exercised stock options	—	—	2	—	—	2
Stock-based compensation expense	—	—	9,648	—	—	9,648
Unrealized gains on investments	—	—	—	—	408	408
Net loss	—	—	—	(60,462)	—	(60,462)
Balance — March 31, 2023	80,640,851	$84	$1,527,228	$(582,588)	$47	$944,771
Exercise of stock options	69,951	—	884	—	—	884
Issuance of common stock and pre-funded warrants in connection with follow-on public offering, net of issuance costs of $29,952	13,030,000	13	545,266	—	—	545,279
Issuance of common stock under Employee Stock Purchase Plan	43,060	—	1,017	—	—	1,017
Release of restricted stock units	28,671	—	(214)	—	—	(214)
Vesting of early exercised stock options	—	—	2	—	—	2
Stock-based compensation expense	—	—	12,544	—	—	12,544
Unrealized losses on investments	—	—	—	—	(2,568)	(2,568)
Net loss	—	—	—	(68,339)	—	(68,339)
Balance — June 30, 2023	93,812,533	$97	$2,086,727	$(650,927)	$(2,521)	$1,433,376
Exercise of stock options	144,818	—	2,156	—	—	2,156
Issuance of common stock in connection with at-the-market offering, net of commissions and offering expenses of $1,000	1,054,407	1	48,999	—	—	49,000
Release of restricted stock units	87,343	—	(2,605)	—	—	(2,605)
Vesting of early exercised stock options	—	—	2	—	—	2
Stock-based compensation expense	—	—	13,220	—	—	13,220
Unrealized gains on investments	—	—	—	—	231	231
Net loss	—	—	—	(92,664)	—	(92,664)
Balance — September 30, 2023	95,099,101	$98	$2,148,499	$(743,591)	$(2,290)	$1,402,716

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

VAXCYTE, INC.

Condensed Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(221,465)	$(145,435)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,268	1,875
Stock-based compensation expense	35,412	16,641
Amortization of operating lease right-of-use assets	4,955	5,021
Net amortization (accretion) of premiums (discounts) on investments	(32,406)	228
Loss on disposal of fixed assets	—	44
Asset impairment charges	—	213
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	2,431	2,852
Other assets	1,363	(534)
Operating lease liabilities	(4,132)	2,991
Accounts payable	4,746	(575)
Accrued compensation	5,745	(4)
Accrued manufacturing expenses	33,614	5,830
Accrued expenses	(511)	5,477
Net cash used in operating activities	(167,980)	(105,376)
Cash flows from investing activities:
Purchases of property and equipment	(10,808)	(4,701)
Purchases of investments	(1,126,286)	(31,460)
Maturities of investments	368,919	136,191
Sale of investments	8,790	10,500
Proceeds from sale of property and equipment	—	7
Net cash (used in) provided by investing activities	(759,385)	110,537
Cash flows from financing activities:
Proceeds from exercise of common stock options	3,541	2,363
Proceeds from issuance of common stock related to at-the-market offering, net of issuance costs	90,787	95,238
Proceeds from issuance of common stock from follow-on offering, net of issuance costs	545,279	107,624
Release of restricted stock units	(3,546)	(861)
Proceeds from issuance of common stock under Employee Stock Purchase Plan	1,017	550
Net cash provided by financing activities	637,078	204,914
Effect of exchange rate changes on cash and cash equivalents	996	(659)
Net (decrease) increase in cash, cash equivalents and restricted cash	(289,291)	209,416
Cash, cash equivalents and restricted cash, beginning of period	835,528	69,856
Cash, cash equivalents and restricted cash, end of period	$546,237	$279,272
Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$2
Supplemental disclosure of non-cash investing activities:
Purchases of property and equipment recorded in accounts payable and accrued expenses	$433	$141

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

Unaudited Interim Condensed Financial Statements

The condensed balance sheet as of September 30, 2023, the condensed statements of operations, comprehensive loss and stockholders’ equity for the three and nine months ended September 30, 2023 and 2022 and the condensed statements of cash flows for the nine months ended September 30, 2023 and 2022 are unaudited. The unaudited interim condensed financial statements have been prepared on the same basis as the audited annual financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair statement of our financial information. The financial data disclosed in the footnotes to the condensed financial statements related to the three and nine months ended September 30, 2023 and 2022 are also unaudited. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any other future annual or interim period. These interim condensed financial statements should be read in conjunction with our audited financial statements and related notes thereto for the year ended December 31, 2022 included in our Annual Report on Form 10-K filed with the SEC on February 27, 2023.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities at the date of the financial statements. On an ongoing basis, we evaluate our estimates and assumptions, including those related to stock-based compensation expense, accruals for certain research and development costs, the valuation of deferred tax assets and income taxes. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from those estimates.

Cash, Cash Equivalents and Restricted Cash

We consider all highly liquid investments purchased with original maturities of three months or less from the date of purchase to be cash equivalents. Cash equivalents consist primarily of amounts invested in money market funds and commercial paper and are stated at their fair values. Restricted cash consists of standby letters of credit, which were issued to serve as collateral for the lease agreements related to our current corporate headquarters. Cash, cash equivalents and restricted cash as reported within the condensed balance sheets that total to the same amounts shown in the condensed statements of cash flows are as follows:

	September 30,	December 31,
	2023	2022
	(in thousands)
Cash and cash equivalents	$545,134	$834,657
Restricted cash	1,103	871
Cash, cash equivalents and restricted cash	$546,237	$835,528

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

Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted average of shares of common stock outstanding, including pre-funded warrants issued, during the period, without consideration for common stock equivalents. Shares of common stock into which the pre-funded warrants may be exercised are considered outstanding for the purposes of computing net loss per share because the shares may be issued for little consideration, are fully vested and are exercisable after the original issuance date. Diluted net loss per share is the same as basic net loss per share since the effects of potentially dilutive securities are anti-dilutive given the net loss for each period presented.

Leases

We determine if an arrangement is a lease at inception. In addition, we determine whether a lease meets the classification criteria of a finance or operating lease at the lease commencement date considering whether: (i) the lease transfers ownership of the underlying asset to the lessee at the end of the lease term; (ii) the lease grants the lessee an option to purchase the underlying asset that the lessee is reasonably certain to exercise; (iii) the lease term is for a major part of the remaining economic life of the underlying asset; (iv) the present value of the sum of the lease payments and residual value guaranteed by the lessee equals or exceeds substantially all of the fair value of the underlying asset; and (v) the underlying asset is such a specialized nature that it is expected to have no alternative use to the lessor at the end of the lease term. As of September 30, 2023, our lease population consisted of office operating leases. As of September 30, 2023, we did not have finance leases.

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

Level 1 securities consist of highly liquid money market funds for which the carrying amounts approximate their fair values due to their short maturities. U.S. Treasury securities are valued using Level 1 inputs based on unadjusted, quoted prices in active markets that are observable at the measurement date for identical assets or liabilities. Level 2 securities, consisting of corporate debt, commercial paper, U.S. government agency securities and asset-backed securities, are measured based on other observable inputs, including broker or dealer quotations or alternative pricing sources. When quoted prices in active markets for identical assets or liabilities are not available, we rely on non-binding quotes from our investment managers, which are based on proprietary valuation models of independent pricing services. These models generally use inputs such as observable market data, quoted market prices for similar instruments or historical pricing trends of securities relative to our peers. To validate the fair value determinations provided by our investment managers, we review the pricing movement in the context of overall market trends and trading information from our investment managers. In addition, we assess the inputs and methods used in determining the fair value in order to determine the classification of securities in the fair value hierarchy. We had no Level 3 securities as of September 30, 2023 or December 31, 2022.

There were no transfers within the hierarchies during the three and nine months ended September 30, 2023 or the year ended December 31, 2022.

The following tables set forth our financial instruments measured at fair value on a recurring basis by level within the fair value hierarchy at September 30, 2023 and December 31, 2022:

		September 30, 2023
	Fair Value Hierarchy Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Assets		(in thousands)
Cash and cash equivalents:
Cash	Level 1	$58,838	$—	$—	$58,838
Money market funds	Level 1	49,321	—	—	49,321
Commercial paper	Level 2	437,133	—	(158)	436,975
Total cash and cash equivalents		545,292	—	(158)	545,134
Investments:
U.S. Treasury securities	Level 1	498,495	—	(1,012)	497,483
Commercial paper	Level 2	137,780	—	(12)	137,768
Corporate debt	Level 2	126,820	—	(342)	126,478
Asset-backed securities	Level 2	24,655	—	(53)	24,602
U.S. government agency securities	Level 2	103,496	1	(714)	102,783
Total investments		891,246	1	(2,133)	889,114

Total assets measured at fair value		$1,436,538	$1	$(2,291)	$1,434,248

		December 31, 2022
	Fair Value Hierarchy Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Assets		(in thousands)
Cash and cash equivalents:
Cash	Level 1	$56,198	$—	$—	$56,198
Money market funds	Level 1	680,934	—	—	680,934
Commercial paper	Level 2	92,581	—	(34)	92,547
U.S. government agency securities	Level 2	4,978	—	—	4,978
Total cash and cash equivalents		834,691	—	(34)	834,657
Investments:
U.S. Treasury securities	Level 1	37,651	—	(70)	37,581
Commercial paper	Level 2	28,161	—	(17)	28,144
Corporate debt	Level 2	25,402	—	(131)	25,271
Asset-backed securities	Level 2	6,954	20	—	6,974
U.S. government agency securities	Level 2	25,427	19	(148)	25,298
Total investments		123,595	39	(366)	123,268

Total assets measured at fair value		$958,286	$39	$(400)	$957,925

The following table presents the contractual maturities of our investments as of September 30, 2023 (in thousands):

September 30, 2023
Fair Value
Due in less than one year	$720,550
Due in one to five years	168,564
Total	$889,114

4. Balance Sheet Details

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets as of September 30, 2023 and December 31, 2022 consisted of the following:

	September 30,	December 31,
	2023	2022
	(in thousands)
Prepaid expenses	$15,335	$5,312
Purchased equipment deposits	7,792	—
Interest receivable	3,438	2,848
Grant receivable	1,886	1,029
Other current assets	1,299	1,990
Total	$29,750	$11,179

Property and Equipment, Net

Property and equipment, net as of September 30, 2023 and December 31, 2022 consisted of the following:

	September 30,	December 31,
	2023	2022
	(in thousands)
Furniture and equipment	$1,608	$1,608
Computers and computer software	416	416
Lab equipment	16,438	13,100
Leasehold improvements	1,353	1,353
Total property and equipment	19,815	16,477
Less: accumulated depreciation and amortization	(8,384)	(6,117)
Property and equipment, net	$11,431	$10,360

Depreciation and amortization expense was $0.8 million and $0.7 million for the three months ended September 30, 2023 and 2022, respectively, and $2.3 million and $1.9 million for the nine months ended September 30, 2023 and 2022, respectively.

Accrued Expenses

Accrued expenses as of September 30, 2023 and December 31, 2022 consisted of the following:

	September 30,	December 31,
	2023	2022
	(in thousands)
Clinical studies	$476	$1,518
Other research and development	12,052	12,446
Other accrued expenses	2,493	1,411
Total	$15,021	$15,375

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

Information related to our lease is as follows (dollar amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2023	2022	2023	2022
Cash paid for operating lease liabilities	$1,671	$1,631	$5,013	$3,743

Weighted-average remaining lease term (in years)			2.04	3.04
Weighted-average discount rate			7.6%	7.6%

Maturities of lease liabilities as of September 30, 2023 were as follows:

Years ending December 31,	(in thousands)
Remainder of 2023	$1,114
2024	6,850
2025	7,022
Total future undiscounted lease payments	14,986
Less: Imputed interest	(1,177)
Total lease liabilities	$13,809

Rent expense recognized under the leases was $1.9 million and $1.9 million for the three months ended September 30, 2023 and 2022, respectively, and $5.8 million and $6.0 million for the nine months ended September 30, 2023 and 2022, respectively.

In September 2023, we entered into an assignment and assumption of lease agreement (the “Assignment Agreement”) for a new operating lease in the same building as our current headquarters (the “Assumed Lease Premises”). The assumed lease has an original contractual term of 10.0 years, expiring on November 30, 2031, unless earlier terminated. Pursuant to the Assignment Agreement, the base rent is abated for three full calendar months following the October 1, 2023 effective date of the Assignment Agreement. Thereafter, we are obligated to pay an aggregate of approximately $1.9 million in rent payments for the remaining nine months of the first year, with a 3% rent adjustment (not inclusive of rent abatement) every year thereafter. For accounting purposes, as of September 30, 2023, this new lease had not yet commenced and, as such, no lease liability or ROU asset were recorded on the condensed balance sheet and no operating lease expense had been recorded on the condensed statements of operations and comprehensive loss for the three and nine months ended September 30, 2023. See Note 14, “Subsequent Events.”

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

Guarantees and Indemnifications

In the normal course of business, we enter into agreements that contain a variety of representations and provide for general indemnification. Our exposure under these agreements is unknown because it involves claims that may be made against us in the future. To date, we have not paid any claims or been required to defend any action related to our indemnification obligations. As of September 30, 2023, we did not have any material indemnification claims that were probable or reasonably possible and consequently have not recorded related liabilities.

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

See Note 14, “Subsequent Events” for details of the Commercial Manufacturing and Supply Agreement entered into with Lonza in the fourth quarter of 2023.

Sutro Option Agreement

In December 2022, we entered into an Option Agreement with Sutro Biopharma (the “Option Agreement”), pursuant to which we acquired from Sutro Biopharma (i) authorization to enter into an agreement with an independent alternate CMO to directly source Sutro Biopharma’s cell-free extract, allowing us to have direct oversight over financial and operational aspects of the relationship with the CMO; and (ii) a right, but not an obligation, to obtain certain exclusive rights to internally manufacture and/or source extract from certain CMOs and the right to independently develop and make improvements to extract (including the right to make improvements to the extract manufacturing process as well as cell lines) for use in connection with the exploitation of certain vaccine compositions (the “Option”). We and Sutro Biopharma agreed to negotiate the terms and conditions of a form definitive agreement to be entered into in the event we exercise the Option, which would include the terms and conditions set forth in an executed term sheet between us (the “Term Sheet”), and such terms that are necessary to give effect to each of the terms and conditions set forth in the Term Sheet (the “Form Definitive Agreement”). The Option period is five years from the date of the Option Agreement, subject to potential acceleration in the event we undergo a change of control.

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

We determined there is no current alternative future use of the acquired manufacturing rights from the Option Agreement. As a result, the amounts paid and accrued for were expensed as incurred. As of September 30, 2023 and December 31, 2022, the $5.0 million accrued commitment remains outstanding and is included in accounts payable and accrued expenses in the accompanying condensed balance sheets, respectively. On September 28, 2023, we and Sutro Biopharma mutually agreed in writing upon the Form Definitive Agreement to become effective in the event that we exercise the Option and on October 2, 2023, we paid the $5.0 million accrued commitment.

Purchase Commitments

We enter into agreements in the normal course of business with CMOs and other vendors for manufacturing services and raw materials purchases. We rely on several third-party manufacturers for our manufacturing requirements. As of September 30, 2023, we had the following amounts due of non-cancelable purchase commitments related to manufacturing services and raw materials purchased due to our key manufacturing partners. These amounts represent our minimum contractual obligations, including termination fees. If we terminate certain firm orders with key manufacturing partners, we will be required to pay for the manufacturing services scheduled or raw materials purchased under our arrangements. The actual amounts we pay in the future to our vendors under such agreements may differ from the purchase order amounts.

Years ending December 31,	(in thousands)
Remainder of 2023	$46,324
2024	77,450
2025	1,856
2026	1,061
Total non-cancelable purchase commitments due to our key manufacturing partners	$126,691

7. Common Stock

Our certificate of incorporation authorizes us to issue up to 500,000,000 shares of common stock with $0.001 par value per share, of which 95,099,101 and 79,470,670 shares were issued and outstanding as of September 30, 2023 and December 31, 2022, respectively. The holders of our common stock are also entitled to receive dividends whenever funds are legally available, when and if declared by our Board of Directors (our “Board”). As of September 30, 2023 and December 31, 2022, no dividends had been declared. Each share of common stock is entitled to one vote.

In July 2021, we entered into an Open Market Sales AgreementSM (the “Original ATM Sales Agreement”) with Jefferies LLC (“Jefferies”), which provided that, upon the terms and subject to the conditions and limitations set forth in the Original ATM Sales Agreement, we may elect to issue and sell, from time to time, shares of our common stock having an aggregated offering price of up to $150.0 million through Jefferies acting as our sales agent or principal. As of February 27, 2023, we had sold 4,995,709 shares of our common stock under the Original ATM Sales Agreement at an average price of $27.57 per share for aggregate gross proceeds of $137.8 million. On February 27, 2023, we and Jefferies entered into an amendment to the Original ATM Sales Agreement (as amended, the “Amended ATM Sales Agreement”) pursuant to which we may offer and sell shares of our common stock having an aggregated offering price of up to $400.0 million, which is in addition to the $150.0 million aggregate offering price under the Original ATM Sales Agreement. The material terms and conditions of the Original ATM Sales Agreement otherwise remain unchanged. We will pay Jefferies a commission of up to 3.0% of the gross sales proceeds of any common stock sold through Jefferies under the Amended ATM Sales Agreement; however, we are not obligated to make any sales of common stock. As of September 30, 2023, we have sold 1,588,807 shares of our common stock under the Amended ATM Sales Agreement at an average price of $44.06 per share for aggregate gross proceeds of $70.0 million ($68.6 million net of commissions and offering expenses).

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

Common stock reserved for future issuance under the 2020 Equity Incentive Plan (the “2020 Plan”) and the 2014 Equity Incentive Plan (the “2014 Plan”) was as follows, and excludes 36,710 shares issued outside of the 2014 Plan and 2020 Plan:

	September 30,	December 31,
	2023	2022
Options issued and outstanding	9,257,155	7,715,494
Restricted stock units outstanding	700,418	456,766
Shares available for future stock option grants	6,408,390	4,679,598
Total	16,365,963	12,851,858

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

The pre-funded warrants will not expire until they are fully exercised. However, we may not effect the exercise of any pre-funded warrants, and a holder will not be entitled to exercise any portion of any pre-funded warrants that, upon giving effect to such exercise, would cause: (i) the aggregate number of shares of our common stock beneficially owned by such holder (together with affiliates) to exceed 4.99% or 9.99% of the number of shares of our common stock outstanding immediately after giving effect to the exercise, as applicable; or (ii) the combined voting power of our securities beneficially owned by such holder (together with its affiliates) to exceed 4.99% or 9.99% of the combined voting power of all of our securities outstanding immediately after giving effect to the exercise, as applicable, as such percentage ownership is determined in accordance with the terms of the pre-funded warrants. However, any holder of a pre-funded warrant may increase or decrease such percentage to any other percentage not in excess of 19.99% upon at least 61 days' prior notice for the holder to us. As of September 30, 2023, no shares underlying the pre-funded warrants had been exercised.

9. Equity Incentive Plans

2020 and 2014 Equity Incentive Plans

In June 2020, our Board adopted, and our stockholders approved, the 2020 Plan, which became effective on June 11, 2020. Under the 2020 Plan, we may grant stock options, appreciation rights, restricted stock and restricted stock units (“RSUs”) to employees, consultants and directors. Stock options granted under the 2020 Plan may be either incentive stock options or nonqualified stock options. Incentive stock options may be granted only to our employees, including officers and directors who are also employees. Nonqualified stock options may be granted to our employees, officers, directors, consultants and advisors. The exercise price of stock options granted under the 2020 Plan must be at least equal to the fair market value of the common stock on the date of grant, except that an incentive stock option granted to an employee who owns more than 10% of the shares of our common stock shall have an exercise price of no less than 110% of the fair value per share on the grant date and expire five years from the date of grant. The maximum term of stock options granted under the 2020 Plan is 10 years, unless subject to the provisions regarding 10% stockholders. Our stock options granted to new employees generally vest over four years at a rate of 25% upon the first anniversary of the vesting commencement date and monthly thereafter. Our other stock options granted to employees generally vest on terms consistent with stock options granted to new employees or monthly over four years from the vesting commencement date. Our RSUs granted to new employees generally vest over four years at a rate of 25% upon one year from the grant date, then 12.5% every six months thereafter. Our other RSUs granted to employees generally vest over three and a half years at a rate of 25% upon six months from the grant date, then 12.5% every six months thereafter. A total of 10,150,000 shares of common stock were approved to be initially reserved for issuance under the 2020 Plan. The number of shares that remained available for issuance under the 2014 Plan as of the effective date of the 2020 Plan and shares subject to outstanding awards under the 2014 Plan as of the effective date of the 2020 Plan that are subsequently canceled, forfeited or repurchased by us will be added to the shares reserved under the 2020 Plan. In addition, the number of shares of common stock available for issuance under the 2020 Plan will be automatically increased on the first day of each calendar year during the ten-year term of the 2020 Plan, beginning with January 1, 2021 and ending with January 1, 2030, by an amount equal to 5% of the outstanding number of shares of our common stock on December 31 of the preceding calendar year or such lesser amount as determined by our Board. Effective January 1, 2023, the number of shares of common stock available under the 2020 Plan increased by 3,973,533 shares pursuant to the evergreen provision. As of September 30, 2023, an aggregate of 6,408,390 shares of common stock were available for issuance under the 2020 Plan.

Our 2014 Plan permitted the granting of incentive stock options, non-statutory stock options, restricted stock and other stock-based awards. Subsequent to the adoption of the 2020 Plan, no additional equity awards can be made under the 2014 Plan. As of September 30, 2023, 7,577,134 shares and 2,380,439 shares of common stock were subject to outstanding options and RSUs under the 2020 Plan and 2014 Plan, respectively.

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

At September 30, 2023 and December 31, 2022, 927 and 3,705 shares, respectively, remained subject to our right of repurchase as a result of the early exercised stock options. The remaining liabilities related to early exercised shares as of September 30, 2023 and December 31, 2022 were both less than $0.1 million and were recorded in other liabilities.

Stock Options and Restricted Stock Units Activity

Stock options and RSUs activity under our 2020 Plan and 2014 Plan, which excludes options to purchase 36,710 shares granted outside of the 2020 Plan and 2014 Plan, was as follows:

			Options Outstanding
Stock Options and Restricted Stock Units Activity	Options and Restricted Stock Units Available for Grant		Number of Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balances — December 31, 2022	4,679,598		7,715,494
Additional shares authorized	3,973,533
Options granted	(2,048,852)		2,048,852	$43.29
Options exercised	1,080	(1)	(316,813)	$11.33
Options forfeited	190,378		(190,378)	$32.50
Restricted stock units granted	(500,953)
Restricted stock units withheld	72,941
Restricted stock units forfeited	40,665
Balances — September 30, 2023	6,408,390		9,257,155	$24.11	7.90	$248,913
Vested and expected to vest — September 30, 2023			9,257,155	$24.11	7.90	$248,913
Exercisable at September 30, 2023			4,334,997	$14.83	6.87	$156,754

(1)
Net exercise – shares returned to the 401(k) Plan (as defined below).

During the three months ended September 30, 2023 and 2022, options to purchase 144,818 and 222,358 shares, respectively, were exercised for cash at a weighted-average price per share of $14.89 and $7.90, respectively. The weighted-average grant date fair value of options granted for the three months ended September 30, 2023 and 2022 was $30.65 and $18.01, respectively. The intrinsic value of the stock options exercised was $5.0 million and $4.0 million for the three months ended September 30, 2023 and 2022, respectively.

During the nine months ended September 30, 2023 and 2022, options to purchase 315,733 and 390,467 shares, respectively, were exercised for cash at a weighted-average price per share of $11.33 and $6.06, respectively. The weighted-average grant date fair value of options granted for the nine months ended September 30, 2023 and 2022 was $28.04 and $16.39, respectively. The intrinsic value of the stock options exercised was $11.3 million and $7.4 million for the nine months ended September 30, 2023 and 2022, respectively.

In March 2022, our Board authorized the issuance of RSUs under our 2020 Plan and adopted a form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement (the “RSU Agreement”), which is intended to serve as a standard form agreement for RSU grants issued to employees. RSU activity for the nine months ended September 30, 2023 was as follows:

	Shares	Weighted- Average Grant-Date Fair Value
Unvested at December 31, 2022	456,766	$26.70
Granted	500,953	43.93
Vested and released	(216,636)	30.64
Cancelled	(40,665)	40.19
Unvested at September 30, 2023	700,418	$37.02

The weighted-average grant date fair value of RSUs granted during the three and nine months ended September 30, 2023 was $49.82 and $43.93, respectively. The aggregate fair value of unvested RSU is calculated using the closing price of our common stock on the grant date. As of September 30, 2023, the unrecognized stock-based compensation cost of unvested RSUs was $24.3 million, which is expected to be recognized over a weighted-average period of 2.8 years.

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

Shares
Balance – December 31, 2022	1,539,314
Additional shares authorized	794,706
Shares purchased	(43,060)
Balance – September 30, 2023	2,290,960

Effective January 1, 2023, the number of shares of common stock available under the 2020 ESPP increased by 794,706 shares pursuant to the evergreen provision of the 2020 ESPP.

Stock-based Compensation

We estimated the fair value of employee stock options using the Black-Scholes option-pricing model for the three and nine months ended September 30, 2023 and 2022 using the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Fair Value Assumptions
Expected volatility	71.3% - 72.1%	80.4% - 80.6%	71.3% - 74.0%	78.1% - 81.2%
Expected dividend yield	0%	0%	0%	0%
Expected term (in years)	5.4	5.5	5.3 - 5.4	5.4 - 5.5
Risk-free interest rate	4.2% - 4.4%	2.7% - 4.0%	3.5% - 4.4%	1.6% - 4.0%

We estimated the fair value of shares under the 2020 ESPP using the Black-Scholes option-pricing model for the three and nine months ended September 30, 2023 and 2022 using the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Fair Value Assumptions
Expected volatility	74.0% - 79.6%	78.8% - 82.0%	74.0% - 99.7%	78.8% - 97.5%
Expected dividend yield	0%	0%	0%	0%
Expected term (in years)	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0
Risk-free interest rate	4.2% - 5.4%	1.6% - 2.7%	4.2% - 5.4%	0.1% - 2.7%

We recorded total stock-based compensation expense for the three and nine months ended September 30, 2023 and 2022 related to the 2014 Plan, the 2020 Plan and the 2020 ESPP in the condensed statements of operations and allocated the amounts as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Research and development	$6,335	$2,682	$16,774	$6,804
General and administrative	6,885	3,966	18,639	9,837
Total	$13,220	$6,648	$35,413	$16,641

10. Retirement Plan

We sponsor a qualified 401(k) Plan (the “401(k) Plan”). The 401(k) Plan is a defined contribution plan covering eligible employees. Participants may contribute a portion of their annual compensation limited to a maximum annual amount set by the Internal Revenue Code. The 401(k) Plan is a safe-harbor plan whereby we make mandatory employer-matching contributions to plan participants’ accounts through payroll. For the three months ended September 30, 2023 and 2022, we contributed $0.3 million and $0.2 million, respectively, to the 401(k) Plan. For the nine months ended September 30, 2023 and 2022, we contributed $1.0 million and $0.5 million, respectively, to the 401(k) Plan.

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

In April 2021, we received a cost-reimbursement research award from the National Institutes of Health (“NIH”). In connection with this funding, we entered into a cost-reimbursement sub-award agreement with the University of Maryland, Baltimore, the administrator of the program. The award provides for potential funding up to five years totaling approximately $0.5 million to develop a vaccine to prevent shigellosis, an infection caused by Shigella bacteria. VAX-GI is our novel preclinical candidate designed to prevent shigellosis and dysentry, both of which are caused by Shigella bacteria.

In June 2023, we received another cost-reimbursement research award from the NIH. In connection with this funding, we entered into an additional cost-reimbursement sub-award agreement with the University of Maryland, Baltimore, to further research on vaccine compositions to prevent shigellosis. The award provides for potential funding up to five years totaling approximately $4.6 million.

Income from grants is recognized in the period during which the related specified expenses are incurred, provided that the conditions under which the grants were provided have been met. We recognized $1.6 million and $0.2 million of grant income under the VAX-A1 CARB-X and VAX-GI NIH awards and recorded the amounts in Other income (expense), net in the condensed statement of operations during the three months ended September 30, 2023 and 2022, respectively, and $4.8 million and $$1.0 million during the nine months ended September 30, 2023 and 2022, respectively. A grant receivable of $1.9 million and $1.0 million representing unreimbursed, eligible costs incurred under the VAX-A1 CARB-X and VAX-GI NIH agreements was recorded and included in Prepaid expenses and other current assets in the condensed balance sheets as of September 30, 2023 and December 31, 2022, respectively.

12. Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share and excludes shares which are legally outstanding, but subject to repurchase by us:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss (in thousands)	$(92,664)	$(57,917)	$(221,465)	$(145,435)
Weighted-average shares outstanding used in computing net loss per share, basic and diluted(1)	101,668,655	61,989,347	95,367,751	60,166,583
Net loss per share, basic and diluted	$(0.91)	$(0.93)	$(2.32)	$(2.42)

(1)
Includes shares of common stock into which pre-funded warrants may be exercised as of September 30, 2023. See Note 8, "Pre-Funded Warrants."

The following potentially dilutive securities outstanding as of the periods presented below were excluded from the computation of diluted net loss per share for the three and nine months ended September 30, 2023 and 2022 because including them would have been anti-dilutive:

	As of September 30,
	2023	2022
Stock options	9,293,865	7,657,799
Restricted stock units	700,418	420,167
Employee stock purchase plan shares	104,016	103,060
Total	10,098,299	8,181,026

13. Income Taxes

In determining quarterly provisions for income taxes, we use the annual estimated effective tax rate applied to the actual year-to-date profit or loss, adjusted for discrete items arising in that period. Our annual estimated effective tax rate differs from the U.S. federal statutory rate primarily as a result of state taxes and changes in our valuation allowance against our deferred tax assets. For all periods presented, we have incurred net pre-tax losses in the United States. During the three and nine months ended September 30, 2023, there were no material changes to our unrecognized tax benefits, and we do not expect to have any significant changes to unrecognized tax benefits through the end of the fiscal year. For the three and nine months ended September 30, 2023, we reported zero tax provision. We do not have any tax audits or other issues pending.

14. Subsequent Events

Lease Assignment Agreement

On September 1, 2023, we entered into the Assignment Agreement for a new operating lease for the Assumed Lease Premises. On October 1, 2023, after certain activities and requirements for the full decommissioning of the Assumed Lease Premises were completed by the assignor, the Assignment Agreement became effective and our new operating lease commenced.

Lonza Commercial Manufacturing and Supply Agreement

On October 13, 2023, Vaxcyte Switzerland GmbH (“Vaxcyte GmbH”), a Swiss limited liability company and wholly-owned subsidiary of ours, entered into a pre-commercial services and commercial manufacturing supply agreement (the “Commercial

Manufacturing and Supply Agreement”) with Lonza. Vaxcyte GmbH is represented by us until such time as Vaxcyte GmbH is incorporated and assumes the Commercial Manufacturing and Supply Agreement. Pursuant to the Commercial Manufacturing and Supply Agreement, Lonza will (i) construct and build out a dedicated suite (the “Suite”) at Lonza’s facilities in Visp, Switzerland to manufacture certain key components (including drug substance) for our proprietary PCV franchise and any other products or intermediates Vaxcyte GmbH may choose (collectively, the “Products”), and (ii) maintain and operate the Suite (utilizing Lonza’s employees) to manufacture the Products as a service provided to Vaxcyte GmbH, including conducting related quality control and quality assurance operations. Under the Commercial Manufacturing and Supply Agreement, prior to completion of construction and certification of the Suite for commercial operation, Vaxcyte GmbH will contribute to the capital expenditure costs to construct the Suite (and will own certain equipment in the Suite to be purchased or otherwise acquired by Vaxcyte GmbH), and will pay Lonza a fixed-rate monthly service fee for Lonza’s pre-commercial services prior to commencement of commercial operations (which monthly service fee amount is subject to increases in subsequent years). Following commencement of commercial operations of the Suite to manufacture the Products, Vaxcyte GmbH will pay Lonza (i) Suite fees based on allocations of certain of Lonza’s costs to maintain the facility in which the Suite is located and to provide shared services to Vaxcyte GmbH and Lonza’s other customers in such facility, (ii) service fees based upon Lonza’s actual full-time equivalent employee (“FTE”) costs to operate the Suite to manufacture the Products, and (iii) certain other pass-through costs, including for raw materials. In addition, Vaxcyte GmbH may be obligated to pay or reimburse Lonza for certain other fees and expenses under the Commercial Manufacturing and Supply Agreement. Lonza will be eligible for certain financial bonuses, and subject to certain financial penalties, as incentives for the timely completion of certain scale-up activities, receipt of certain regulatory approvals for the Suite and manufacture of the Products in accordance with Vaxcyte GmbH’s commercial requirements.

Unless earlier terminated, the Commercial Manufacturing and Supply Agreement will remain in effect until December 31, 2038, subject to automatic renewal for up to three additional renewal periods of five years each, unless Vaxcyte GmbH elects not to renew (with 24 months advanced notice to Lonza). Vaxcyte GmbH is permitted to terminate the Commercial Manufacturing and Supply Agreement for convenience or for Lonza’s uncured material breach, in each case subject to certain notice obligations. Lonza is permitted to terminate the Commercial Manufacturing and Supply Agreement in the event that Vaxcyte GmbH commits certain specified material breaches, including uncured failure to pay material, undisputed amounts of money due to Lonza, subject to certain notice obligations. Either party may terminate the Commercial Manufacturing and Supply Agreement in certain circumstances in the event of the other party’s bankruptcy. In the event that Vaxcyte GmbH terminates the agreement for convenience, or Lonza terminates the agreement in the event that Vaxcyte GmbH commits certain specified material breaches, then certain termination consequences may be triggered, including that (i) Vaxcyte GmbH would forfeit any outstanding entitlement to credit from Lonza of the Repurposing Fee (as defined below), and (ii) Vaxcyte GmbH would be obligated to pay Lonza a termination penalty equal to the greater of (a) CHF 70,000,000, or (b) a prespecified number of months’ FTE fees for the actual FTEs assigned to Vaxcyte GmbH as of the date of termination. Within 30 days of the Effective Date, Vaxcyte GmbH will pay Lonza a repurposing fee (the “Repurposing Fee”) of CHF 27,000,000 that will be credited back to Vaxcyte GmbH over a 10-year period starting upon commencement of commercial production. In the event of a termination under certain circumstances, Lonza shall be obligated to provide certain wind-down and transition services to Vaxcyte GmbH for up to 12 and 24 months, respectively.

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

•
VAX-24 Adult Program:
▪
On October 24, 2022, we announced positive topline results from both the Phase 1 and Phase 2 portions of a clinical proof-of-concept study evaluating the safety, tolerability and immunogenicity of VAX-24 in 800 healthy adults aged 18-64. The Phase 1 portion of the study evaluated the safety and tolerability of a single injection of VAX-24 at three dose levels, 1.1mcg, 2.2mcg and 2.2mcg/4.4mcg, and compared to Pfizer Inc.'s, or Pfizer's, Prevnar 20®, or PCV20, in 64 healthy adults aged 18-49. The Phase 2 portion evaluated the safety, tolerability and immunogenicity of a single injection of VAX-24 at the same three dose levels and compared to a single injection of PCV20 in 771 healthy adults aged 50-64. VAX-24 met the primary safety and tolerability objectives, demonstrating a safety profile similar to PCV20, for all doses studied. In this study, VAX-24 met or exceeded the established regulatory immunogenicity standards for all 24 serotypes at the conventional 2.2mcg dose, which we intend to move forward into a Phase 3 program. At this dose, VAX-24 met the standard opsonophagocytic activity, or OPA, response non-inferiority criteria for all 20 serotypes common with PCV20, of which 16 achieved higher immune responses. Additionally, at all three doses, VAX-24 met the standard superiority criteria for all four serotypes unique to VAX-24. VAX-24 has the potential to cover an additional 14-26 percent of strains causing IPD in adults over the current standard-of-care PCVs.
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
▪
The U.S. Food and Drug Administration, or FDA, has granted Fast Track designation and Breakthrough Therapy designation, or BTD, for VAX-24 in adults.
▪
At the end of October 2023, we completed a successful End-of-Phase 2 meeting with the FDA. The meeting focused on the VAX-24 adult Phase 3 clinical program, including the design of the pivotal, non-inferiority study and other Phase 3 studies needed to support a Biologics License Application, or BLA, submission. Based on the End-of-Phase 2 meeting we believe there is agreement with the FDA on the clinical design of the adult Phase 3 program, including the approximate overall number of subjects, the primary and secondary endpoints for the pivotal, non-inferiority study as well as confirmation that the planned immunogenicity analyses are sufficient to support licensure and an efficacy study is therefore not required. We plan to provide additional details on the VAX-24 adult Phase 3 program following additional regulatory discussions with the FDA focused on our chemistry, manufacturing and controls, or CMC, strategy that are expected to occur through the first quarter of 2024. We expect topline safety, tolerability and immunogenicity data from the adult Phase 3 pivotal non-inferiority study in adults in 2025.

•
VAX-24 Pediatric Program:
▪
On March 30, 2023, we announced that the first participants were dosed in the first stage of a Phase 2 study of VAX-24 in healthy infants. The Phase 2 infant study is being conducted in two stages and compares VAX-24 to the broadest-spectrum standard-of-care PCVs currently available. Stage 1 of the study evaluated the safety and tolerability of a single injection of VAX-24 at three dose levels, 1.1mcg, 2.2mcg and 2.2mcg/4.4mcg, and compared to VAXNEUVANCETM (PCV15), the broadest-spectrum standard-of-care PCV at that time, in approximately 48 infants in a dose-escalation approach.
▪
On July 11, 2023, we announced that the ongoing Phase 2 study of VAX-24 in healthy infants had advanced to the second and final stage of the study. The independent Data Safety Monitoring Board (“DSMB”) approved advancing to the second stage of the study following the review of the safety and tolerability results from the first stage. New participants were enrolled and dosed in Stage 2 of the study in July 2023. Additionally, in agreement with the FDA, we amended the study protocol for Stage 2, changing the study comparator to PCV20, which became the broadest-spectrum PCV recommended by the Advisory Committee on Immunization Practices, or ACIP, in June 2023. The Phase 2 study is evaluating the safety, tolerability and immunogenicity of VAX-24 in healthy infants at the same three dose levels, 1.1mcg, 2.2mcg and 2.2mcg/4.4mcg, that were evaluated in Stage 1. We expect to share topline data from the primary three-dose immunization series of the study by 2025, followed by topline data from the booster dose approximately nine months later.
o
Our second PCV candidate, VAX-31, builds on what has been established with VAX-24 and is designed to expand the breadth of coverage to 31 strains without compromising immunogenicity due to carrier suppression. VAX-31 is a 31-valent PCV designed to provide coverage for approximately 95% of IPD currently circulating in the U.S. adult population. On October 19, 2023, we announced the FDA clearance of the investigational new drug, or IND, application for VAX-31 for the prevention of IPD in adults. We expect to initiate a Phase 1/2 clinical study in adults in the fourth quarter of 2023 and announce topline safety, tolerability and immunogenicity results in the second half of 2024.

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

Since June 30, 2023, key developments affecting our business include the following:

•
Agreed to Form Definitive Agreement with Sutro Biopharma: On September 28, 2023, we and Sutro Biopharma, pursuant to the Option Agreement (as defined below), mutually agreed in writing upon the Form Definitive Agreement (as defined below), to become effective in the event that we exercise our option to obtain certain exclusive rights to internally manufacture and/or source Sutro Biopharma’s cell-free extract from certain contract manufacturing organizations, or CMOs, and the right to independently develop and make improvements to extract (including the right to make improvements to the extract manufacturing process as well as cell lines) for use in connection with the exploitation of certain vaccine compositions.
•
Received FDA Clearance for VAX-31 Adult IND Application for the Prevention of IPD: In October 2023, we announced FDA clearance of the VAX-31 IND application for the prevention of IPD in adults. The VAX-31 Phase 1/2 study, which will enroll approximately 1,000 adults aged 50 and older, is designed to enable us to understand the clinical potential of VAX-31 to improve upon the standard-of-care for adults by providing a broader-spectrum of protection against IPD.
•
Expanded Collaboration with Lonza for Global Commercial Manufacturing of VAX-24 and VAX-31: In October 2023, we and Lonza Ltd., or Lonza, announced a new commercial manufacturing agreement, which expands the existing collaboration, to support the potential global commercialization of VAX-24 and VAX-31 in both the adult and pediatric populations. This agreement builds upon the long-standing relationship between the companies and complements our plans to utilize existing Lonza infrastructure to advance clinical development and support the anticipated initial U.S. launch of VAX-24 for the adult population. Under the terms of the new agreement, Lonza will provide us with a custom-built manufacturing suite as part of Lonza’s Ibex® facility in Visp, Switzerland to support the manufacture of key components, including the drug substances, for our PCV franchise.

•
Completed Successful End-of-Phase 2 Meeting with FDA to Inform VAX-24 Adult Phase 3 Clinical Program: At the end of October 2023, we completed a successful End-of-Phase 2 meeting with the FDA. The meeting focused on the VAX-24 adult Phase 3 clinical program, including the design of the pivotal, non-inferiority study and other Phase 3 studies needed to support a BLA submission. Based on the End-of-Phase 2 meeting, we believe there is agreement with the FDA on the clinical design of the adult Phase 3 program, including the approximate overall number of subjects, the primary and secondary endpoints for the pivotal, non-inferiority study as well as confirmation that the planned immunogenicity analyses are sufficient to support licensure and an efficacy study is therefore not required.
•
Advanced to Second and Final Stage of Phase 2 Study Evaluating VAX-24 for the Prevention of IPD in Infants and Dosed First New Participants: In July 2023, we announced that the ongoing Phase 2 study of VAX-24 in healthy infants advanced to the second and final stage of the study. The independent Data Safety Monitoring Board approved advancing to the second stage of the study following the review of the safety and tolerability results from the first stage. New participants began enrolling and dosing in Stage 2 of the study in July 2023. Additionally, in agreement with the FDA, we amended the study protocol for Stage 2, changing the study comparator to PCV20, which is currently the broadest-spectrum PCV recommended by the Advisory Committee on Immunization Practices for infants.

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

We have incurred net losses in each year since inception and expect to continue to incur net losses in the foreseeable future. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending in large part on the timing of our preclinical studies, clinical trials and manufacturing activities, and our expenditures on other research and development activities. Our net loss was $92.7 million for the three months ended September 30, 2023. As of September 30, 2023, we had an accumulated deficit of $743.6 million. As of September 30, 2023, we had cash, cash equivalents and investments of $1,434.2 million, which we believe will be sufficient to fund our operating expenses and capital expenditure requirements through at least the next 12 months from the filing date of this Quarterly Report on Form 10-Q.

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
•
progress in the scale-up of our manufacturing capabilities, in particular to prepare for our VAX-24 Phase 3 program, as well as a potential commercial launch of VAX-24;
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

Commercial Manufacturing and Supply Agreement

On October 13, 2023, Vaxcyte Switzerland GmbH, or Vaxcyte GmbH, a Swiss limited liability company and wholly-owned subsidiary of ours, entered into a pre-commercial services and commercial manufacturing supply agreement, or the Commercial Manufacturing and Supply Agreement, with Lonza.

Pursuant to the Commercial Manufacturing and Supply Agreement, Lonza will (i) construct and build out a dedicated suite, or the Suite, at Lonza’s facilities in Visp, Switzerland to manufacture certain key components (including drug substance) for our proprietary PCV franchise and any other products or intermediates Vaxcyte GmbH may choose, collectively, the Products, and (ii) maintain and operate the Suite (utilizing Lonza’s employees) to manufacture the Products as a service provided to Vaxcyte GmbH, including conducting related quality control and quality assurance operations. Lonza will be a preferred, non-exclusive, supplier of the Products to Vaxcyte GmbH, and Vaxcyte GmbH retains the right to procure the Products from one or more alternate and/or backup manufacturers of the Products (including at our own facilities).

Under the Commercial Manufacturing and Supply Agreement, prior to completion of construction and certification of the Suite for commercial operation, Vaxcyte GmbH will contribute to the capital expenditure costs to construct the Suite (and will own certain equipment in the Suite to be purchased or otherwise acquired by Vaxcyte GmbH), and will pay Lonza a fixed-rate monthly service fee for Lonza’s pre-commercial services prior to commencement of commercial operations (which monthly service fee amount is subject to increases in subsequent years). Following commencement of commercial operations of the Suite to manufacture the Products, Vaxcyte GmbH will pay Lonza (i) Suite fees based on allocations of certain of Lonza’s costs to maintain the facility in which the Suite is located and to provide shared services to Vaxcyte GmbH and Lonza’s other customers in such facility, (ii) service fees based upon Lonza’s actual full-time equivalent employee, or FTE, costs to operate the Suite to manufacture the Products, and (iii) certain other pass-through costs, including for raw materials. In addition, Vaxcyte GmbH may be obligated to pay or reimburse Lonza for certain other fees and expenses under the Commercial Manufacturing and Supply Agreement. Lonza will be eligible for certain financial bonuses, and subject to certain financial penalties, as incentives for the timely completion of certain scale-up activities, receipt of certain regulatory approvals for the Suite and manufacture of the Products in accordance with Vaxcyte GmbH’s commercial requirements.

Unless earlier terminated, the Commercial Manufacturing and Supply Agreement will remain in effect until December 31, 2038, subject to automatic renewal for up to three additional renewal periods of five years each, unless Vaxcyte GmbH elects not to renew (with 24 months advanced notice to Lonza). Vaxcyte GmbH is permitted to terminate the Commercial Manufacturing and Supply Agreement for convenience or for Lonza’s uncured material breach, in each case subject to certain notice obligations. Lonza is permitted to terminate the Commercial Manufacturing and Supply Agreement in the event that Vaxcyte GmbH commits certain specified material breaches, including uncured failure to pay material, undisputed amounts of money due to Lonza, subject to certain notice obligations. Either party may terminate the Commercial Manufacturing and Supply Agreement in certain circumstances in the event of the other party’s bankruptcy. In the event that Vaxcyte GmbH terminates the agreement for convenience, or Lonza terminates the agreement in the event that Vaxcyte GmbH commits certain specified material breaches, then certain termination consequences may be triggered, including that (i) Vaxcyte GmbH would forfeit any outstanding entitlement to credit from Lonza of the Repurposing Fee (as defined below), and (ii) Vaxcyte GmbH would be obligated to pay Lonza a termination penalty equal to the greater of (a) CHF 70,000,000, or (b) a prespecified number of months’ FTE fees for the actual FTEs assigned to Vaxcyte GmbH as of the date of termination. Within 30 days of the Effective Date, Vaxcyte GmbH will pay Lonza a repurposing fee, or the Repurposing Fee, of CHF 27,000,000 that will be credited back to Vaxcyte GmbH over a 10-year period starting upon commencement of commercial production. In the event of a termination under certain circumstances, Lonza shall be obligated to provide certain wind-down and transition services to Vaxcyte GmbH for up to 12 and 24 months, respectively.

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

Amended and Restated License Agreement with Sutro Biopharma

We are party to a license agreement with Sutro Biopharma, or as amended, the Sutro Biopharma License Agreement, on August 1, 2014. The Sutro Biopharma License Agreement was amended on October 12, 2015, May 9, 2018, May 29, 2018 and September 28, 2023. Under the Sutro Biopharma License Agreement, we received an exclusive, worldwide, royalty-bearing, sublicensable license under Sutro Biopharma’s patents and know-how relating to cell-free expression of proteins to (i) research, develop, use, sell, offer for sale, export, import and otherwise exploit specified vaccine compositions, such rights being sublicensable, for the treatment or prophylaxis of infectious diseases, excluding cancer vaccines, and (ii) manufacture, or have manufactured by an approved contract manufacturing organization, such vaccine compositions from extracts supplied by Sutro Biopharma pursuant to the Sutro Biopharma Supply Agreement (as described below). We are obligated to use commercially reasonable efforts to develop, obtain regulatory approval for and commercialize the vaccine compositions. In consideration of the rights granted under the Sutro Biopharma License Agreement, we are obligated to pay Sutro Biopharma a 4% royalty on worldwide aggregate annual net sales of our vaccine products for human health and a 2% royalty on such net sales of vaccine products for animal health. Such royalty rates are subject to specified reductions, including standard reductions for third-party payments and for expiration of relevant patent claims. We are also obligated to pay Sutro Biopharma any royalties due to Stanford University (the upstream licensor of Sutro Biopharma), to the extent the royalties payable by Sutro Biopharma to Stanford University are greater than the royalties payable by us to Sutro Biopharma. Royalties are payable on a vaccine composition-by-vaccine composition and country-by-country basis until the later of expiration of the last valid claim in the licensed patents covering such vaccine composition in such country and ten years after the first commercial sale of such vaccine composition. The latest expiration date of a licensed Sutro Biopharma patent application, if issued, would be 2036, subject to any adjustment or extension of patent term that may be available in a particular country. In addition, we are obligated to pay Sutro Biopharma a percentage of net sublicensing revenue received in the low teen percentages. In addition, in the event we sublicense our non-manufacturing rights under the Sutro Biopharma License Agreement before a specified date, we are obligated to pay Sutro Biopharma a percentage, in the low double-digits, of the sublicensing revenue we receive under such agreement.

On September 28, 2023, we and Sutro Biopharma amended certain terms of the Sutro Biopharma License Agreement, including with respect to (i) royalty reduction provisions applicable in the event of expiration of relevant patent claims, which would result in lower royalties payable by us to Sutro Biopharma under certain circumstances, (ii) the ownership, prosecution, maintenance and enforcement of certain intellectual property rights licensed or arising under the Sutro Biopharma License Agreement (including as agreed to be amended in the Option Agreement (as defined below)), and (iii) the timing and form for financial reporting of royalty payment calculations.

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

Option Agreement with Sutro Biopharma

In December 2022, we entered into an option grant agreement with Sutro Biopharma, or the Option Agreement. Pursuant to the Option Agreement, we acquired from Sutro Biopharma (i) authorization to enter into an agreement with an independent alternate CMO to directly source Sutro Biopharma’s cell-free extract, allowing us to have direct oversight over financial and operational aspects of the relationship with the CMO; and (ii) a right, but not an obligation, to obtain certain exclusive rights to internally manufacture and/or source extract from certain CMOs and the right to independently develop and make improvements to extract (including the right to make improvements to the extract manufacturing process as well as cell lines) for use in connection with the exploitation of certain vaccine compositions, or the Option. We and Sutro Biopharma agreed to negotiate the terms and conditions of a form definitive agreement to be entered into in the event we exercise the Option, which would include the terms and conditions set forth in an executed term sheet between us, or the Term Sheet, and such terms that were necessary to give effect to each of the terms and conditions set forth in the Term Sheet, or the Form Definitive Agreement. On September 28, 2023, we and Sutro Biopharma mutually agreed in writing upon the Form Definitive Agreement to become effective in the event that we exercise the Option. The Option period is five years from the date of the Option Agreement, subject to potential acceleration in the event we undergo a change of control.

As consideration for the Option and other rights and authorizations granted to us under the Option Agreement, we agreed to pay Sutro Biopharma upfront consideration of $22.5 million, consisting of (i) $10.0 million in cash and $7.5 million worth of shares of our common stock (the number of shares to be calculated based on the arithmetic average of the daily volume weighted average price of our common stock as traded on Nasdaq in the three consecutive trading days immediately prior to the issuance thereof), and (ii) $5.0 million payable within five business days after we and Sutro Biopharma mutually agree in writing upon the Form Definitive Agreement (which was paid in the fourth quarter of 2023). The 167,780 shares of common stock issued was recorded at fair value of $8.0 million on the date of settlement, December 22, 2022. In the event that we elect to exercise the Option, we would pay Sutro Biopharma an aggregate Option exercise price of $75.0 million in cash in two installments and, upon the occurrence of certain regulatory milestones, certain additional milestone payments totaling up to $60.0 million in cash. In the event that we undergo a change of control, certain rights and payments may be accelerated.

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

Grant income pursuant to our award agreements is recognized as we incur and pay qualifying expenses over the periods of the awards. We recognized $1.6 and $0.2 million in grant income for funding research and development during the three months ended September 30, 2023 and 2022, respectively, and $4.8 million and $1.0 million during the nine months ended September 30, 2023 and 2022, respectively. Grant income is included as a component of Other income (expense), net in the condensed statements of operations.

Results of Operations

Comparison of the Three Months Ended September 30, 2023 and 2022

The following table summarizes our results of operations for the periods presented:

	Three Months Ended September 30,		Change
	2023	2022	$	%
	(in thousands)
Operating expenses:
Research and development	$97,421	$47,679	$49,742	104.3%
General and administrative	15,605	10,898	4,707	43.2%
Total operating expenses	113,026	58,577	54,449	93.0%
Loss from operations	(113,026)	(58,577)	(54,449)	93.0%
Other income (expense), net:
Interest income	18,495	1,190	17,305	*
Grant income	1,640	157	1,483	944.6%
Foreign currency transaction gains (losses)	227	(687)	914	*
Total other income (expense), net	20,362	660	19,702	*
Net loss	$(92,664)	$(57,917)	$(34,747)	60.0%

* not meaningful

Operating Expenses

Research and Development Expenses

The following table summarizes our research and development expenses for the periods presented:

	Three Months Ended September 30,		Change
	2023	2022	$	%
	(in thousands)
Product and clinical development (1)	$64,901	$22,034	$42,867	194.5%
Personnel-related	16,699	8,957	7,742	86.4%
Professional and consulting services	2,171	1,447	724	50.0%
Research and development consumables	3,795	8,797	(5,002)	(56.9)%
Facility related and other allocated	5,675	4,313	1,362	31.6%
Laboratory supplies and equipment	3,613	1,654	1,959	118.4%
Other (2)	567	477	90	18.9%
Total research and development expenses	$97,421	$47,679	$49,742	104.3%

(1)
Includes expenses for third-party manufacturing and outsourced contract services, including preclinical studies, clinical trials and outsourced assays.
(2)
Includes travel-related expenses and other miscellaneous office expenses.

Research and development expenses increased by $49.7 million, or 104.3%, during the three months ended September 30, 2023 compared to the corresponding period in 2022. The increase of $42.9 million in product and clinical development expenses was primarily due to (i) VAX-24 adult Phase 3 readiness activities, (ii) manufacturing readiness activities in connection with the potential future commercial launches of VAX-24 and VAX-31, (iii) VAX-A1 research and development costs and (iv) VAX-24 Phase 2 infant clinical study costs. The increase of $7.7 million in personnel-related expenses was primarily due to higher salaries, benefits and stock-based compensation expenses resulting from the growth in the number of employees in our research and development functions and the associated increase in the number of options and restricted stock units, or RSUs, granted.

General and Administrative Expenses

General and administrative expenses increased by $4.7 million, or 43.2%, during the three months ended September 30, 2023 compared to the corresponding period in 2022. The increase was primarily due to an increase of $4.9 million in personnel-related expenses, which was related to higher salaries, benefits and stock-based compensation expenses resulting from an increase in the number of options and RSUs granted and the growth in the number of employees in our general and administrative functions, partially offset by a decrease of $0.7 million in facility and other allocated expenses.

Other Income (Expense), Net

Other income (expense), net increased by $19.7 million, during the three months ended September 30, 2023 compared to the corresponding period in 2022. The increase was primarily attributable to (i) greater interest income of $17.3 million as a result of higher cash and investment balances resulting from our follow-on offerings in 2022 and 2023 combined with an increase in the interest rates earned by such cash and investments, (ii) higher grant income of $1.5 million and (iii) lower foreign currency transaction losses of $0.9 million.

Comparison of the Nine Months Ended September 30, 2023 and 2022

The following table summarizes our results of operations for the periods presented:

	Nine Months Ended September 30,		Change
	2023	2022	$	%
	(in thousands)
Operating expenses:
Research and development	$228,191	$117,825	$110,366	93.7%
General and administrative	43,174	27,858	15,316	55.0%
Total operating expenses	271,365	145,683	125,682	86.3%
Loss from operations	(271,365)	(145,683)	(125,682)	86.3%
Other income (expense), net:
Interest expense	—	(2)	2	(100.0)%
Interest income	45,339	1,723	43,616	*
Grant income	4,759	1,006	3,753	373.1%
Foreign currency transaction losses	(198)	(2,479)	2,281	(92.0)%
Total other income (expense), net	49,900	248	49,652	*
Net loss	$(221,465)	$(145,435)	$(76,030)	52.3%

* not meaningful

Operating Expenses

Research and Development Expenses

The following table summarizes our research and development expenses for the periods presented:

	Nine Months Ended September 30,		Change
	2023	2022	$	%
	(in thousands)
Product and clinical development (1)	$139,498	$52,193	$87,305	167.3%
Personnel-related	44,886	22,394	22,492	100.4%
Professional and consulting services	5,566	4,153	1,413	34.0%
Research and development consumables	12,221	20,631	(8,410)	(40.8)%
Facility related and other allocated	15,465	12,851	2,614	20.3%
Laboratory supplies and equipment	8,455	4,028	4,427	109.9%
Other (2)	2,100	1,575	525	33.3%
Total research and development expenses	$228,191	$117,825	$110,366	93.7%

(1)
Includes expenses for third-party manufacturing and outsourced contract services, including preclinical studies, clinical trials and outsourced assays.
(2)
Includes travel-related expenses and other miscellaneous office expenses.

Research and development expenses increased by $110.4 million, or 93.7%, during the nine months ended September 30, 2023 compared to the corresponding period in 2022. The increases of $87.3 million in product and clinical development expenses, $4.4 million in laboratory supplies and equipment and $2.6 million in facility and other allocated expenses were primarily due to (i) VAX-24 adult Phase 3 readiness activities, (ii) VAX-A1 research and development costs, (iii) manufacturing readiness activities in connection with the potential future commercial launches of VAX-24 and VAX-31 and (iv) VAX-24 Phase 2 infant clinical study costs. The increase of $22.5 million in personnel-related expenses was primarily due to higher salaries, benefits and stock-based compensation expenses resulting from the growth in the number of employees in our research and development functions and the associated increase in the number of options and RSUs granted.

General and Administrative Expenses

General and administrative expenses increased by $15.3 million, or 55.0%, during the nine months ended September 30, 2023 compared to the corresponding period in 2022. The increase was primarily due to increases of $13.5 million in personnel-related expenses, which was related to higher salaries, benefits and stock-based compensation expenses resulting from an increase in the number of options and RSUs granted and the growth in the number of employees in our general and administrative functions, and $2.8 million in higher professional and consulting services.

Other Income (Expense), Net

Other income (expense), net increased by $49.7 million, during the nine months ended September 30, 2023 compared to the corresponding period in 2022. The increase was primarily attributable to (i) greater interest income of $43.6 million as a result of higher cash and investment balances resulting from our follow-on offerings in 2022 and 2023 combined with an increase in the interest rates earned by such cash and investments, (ii) higher grant income of $3.8 million and (iii) lower foreign currency transaction losses of $2.3 million.

Liquidity and Capital Resources

From inception through September 30, 2023, we have incurred losses and negative cash flows from operations and have funded our operations primarily through the issuance of common stock, pre-funded warrants to purchase our common stock and, prior to our IPO, redeemable convertible preferred stock, totaling approximately $2.2 billion in aggregate gross proceeds and $2.1 billion net of underwriting discounts, commissions and offering expenses. As of September 30, 2023, we had $545.1 million in cash and cash equivalents, $889.1 million in investments and an accumulated deficit of $743.6 million.

On July 2, 2021, we filed a shelf registration statement on Form S-3ASR, or the Shelf Registration Statement, under which we may, from time to time, sell securities in one or more offerings of our common stock, preferred stock, debt securities or warrants. The Shelf Registration Statement became automatically effective upon the filing of the Form S-3ASR on July 2, 2021.

In July 2021, we entered into an Open Market Sales AgreementSM, or the Original ATM Sales Agreement with Jefferies LLC, or Jefferies, which provided that, upon the terms and subject to the conditions and limitations set forth in the Original ATM Sales Agreement, we may elect to issue and sell, from time to time, shares of our common stock having an aggregated offering price of up to $150.0 million through Jefferies acting as our sales agent or principal. As of February 27, 2023, we had sold 4,995,709 shares of our common stock under the Original ATM Sales Agreement at an average price of $27.57 per share for aggregate gross proceeds of $137.8 million. On February 27, 2023, we and Jefferies entered into an amendment to the Original ATM Sales Agreement, as amended, the Amended ATM Sales Agreement, pursuant to which we may offer and sell shares of our common stock having an aggregated offering price of up to $400.0 million, which is in addition to the $150.0 million aggregate offering price under the Original ATM Sales Agreement. The material terms and conditions of the Original ATM Sales Agreement otherwise remain unchanged. We will pay Jefferies a commission of up to 3.0% of the gross sales proceeds of any common stock sold through Jefferies under the Amended ATM Sales Agreement; however, we are not obligated to make any sales of common stock. As of September 30, 2023, we have sold 1,588,807 shares of our common stock under the Amended ATM Sales Agreement at an average price of $44.06 per share for aggregate gross proceeds of $70.0 million ($68.6 million net of commissions and offering expenses).

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2023	2022
	(in thousands)
Net cash used in operating activities	$(167,980)	$(105,376)
Net cash (used in) provided by investing activities	(759,385)	110,537
Net cash provided by financing activities	637,078	204,914
Effect of exchange rate changes on cash and cash equivalents	996	(659)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(289,291)	$209,416

Cash Flows from Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2023 was $168 million, which primarily resulted from a net loss of $221.5 million, partially offset by non-cash charges of $10.2 million and a net change in our operating assets and liabilities of $43.3 million. Non-cash charges primarily consisted of $35.4 million in stock-based compensation expense, $5.0 million in amortization of ROU assets and $2.3 million in depreciation and amortization, partially offset by a decrease of $32.4 million in net amortization of premiums on investments. The net change in operating assets and liabilities of $43.3 million was primarily due to increases in (i) accrued manufacturing expenses of $33.6 million resulting from increased outsourced manufacturing activities, (ii) accounts payable and accrued expenses of $4.2 million resulting from the timing of payments and (iii) accrued compensation of $5.7 million related to higher headcount. These increases were partially offset by (i) a decrease in operating lease liabilities of $4.1 million related to our San Carlos office and (ii) an increase in prepaid and other assets of $3.8 million related to prepaid insurance and research costs.

Net cash used in operating activities for the nine months ended September 30, 2022 was $105.4 million, which primarily resulted from a net loss of $145.4 million, partially offset by non-cash charges of $24.0 million and a net change in our operating assets and liabilities of $16.0 million. Non-cash charges primarily consisted of $16.6 million in stock-based compensation expense, $5.0 million in amortization of ROU assets and $1.9 million in depreciation and amortization. The net change in operating assets and liabilities of $16.0 million was primarily due to (i) an increase in accrued manufacturing expenses of $5.8 million, (ii) an increase in accrued expenses of $5.5 million, (iii) an increase in operating lease liabilities of $3.0 million related to our San Carlos office and (iv) a decrease in prepaid and other current assets of $2.9 million related to prepaid insurance and research costs.

Cash Flows from Investing Activities

Cash used in investing activities for the nine months ended September 30, 2023 was $759.4 million, which was attributable primarily to $1.1 billion in purchases of investments and $10.8 million in purchases of lab equipment, partially offset by $368.9 million in maturities of investments and $8.8 million in sales of investments.

Cash provided by investing activities for the nine months ended September 30, 2022 was $110.5 million, which was attributable primarily to $136.2 million in maturities of investments and $10.5 million in sales of investments, partially offset by $31.5 million in purchases of investments and $4.7 million of purchases of lab equipment and leasehold improvements.

Cash Flows from Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2023 was $637.1 million, which primarily consisted of net proceeds from our April 2023 follow-on public offering of $545.3 and under our Original and Amended ATM Sales Agreements of $90.8 million.

Cash provided by financing activities for the nine months ended September 30, 2022 was $204.9 million, which primarily consisted of net proceeds from our January 2022 follow-on public offering of $107.6 million and under our ATM Sales Agreement of $95.2 million.

Contractual Obligations and Commitments

Our material cash requirements include the following contractual and other obligations:

Leases

We have operating lease agreements for our office spaces. As of September 30, 2023, we had total lease payment obligations of $15.0 million, of which $6.3 million is payable within one year. These amounts do not include future lease obligations for the lease that commenced after September 30, 2023.

Option Agreement

On September 28, 2023, we and Sutro Biopharma mutually agreed in writing upon the Form Definitive Agreement to become effective in the event that we exercise the Option. Pursuant to the terms of the Option Agreement, we paid Sutro Biopharma $5.0 million within five business days of agreeing in writing upon the Form Definitive Agreement. Additionally, in the event that we elect to exercise the Option, we would pay Sutro Biopharma an aggregate Option exercise price of $75.0 million in cash in two installments and, upon the occurrence of certain potential regulatory milestones, certain additional milestone payments totaling up to $60.0 million in cash. In the event that we undergo a change of control, certain rights and payments may be accelerated.

Purchase Commitments

We have certain payment obligations under various license agreements. Under these agreements, we are required to make milestone payments upon successful completion and achievement of certain intellectual property, clinical, regulatory and sales milestones. The payment obligations under the license agreements are contingent upon future events such as our achievement of specified development, clinical, regulatory and commercial milestones, and we will be required to make development milestone payments and royalty payments in connection with the sale of products developed under these agreements. As the achievement and timing of these future milestone payments are not probable or estimable, such amounts have not been included in our condensed balance sheets as of September 30, 2023 or December 31, 2022.

We enter into agreements in the normal course of business with CMOs and other vendors for manufacturing services and raw materials purchases. We rely on several third-party manufacturers for our manufacturing requirements. As of September 30, 2023, we had the following amounts of non-cancelable purchase commitments related to manufacturing services and raw materials purchased due to our key manufacturing partners. These amounts represent our minimum contractual obligations, including termination fees. If we terminate certain firm orders with our key manufacturing partners, we will be required to pay for the manufacturing services scheduled or raw materials purchased under our arrangements. The actual amounts we pay in the future to the vendors under such agreements may differ from the purchase order amounts.

Years ending December 31,	(in thousands)
Remainder of 2023	$46,324
2024	77,450
2025	1,856
2026	1,061
Total non-cancelable purchase commitments due to our key manufacturing partners	$126,691

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

Leases

We adopted Accounting Standards Update, or ASU, 2016-02, Leases (Topic 842) on January 1, 2021, using the modified retrospective transition approach. There was no cumulative-effect adjustment recorded to retained earnings upon adoption.

Under ASC 842, we assess all arrangements that convey the right to control the use of property, plant and equipment, at inception, to determine if it is, or contains, a lease based on the unique facts and circumstances present in the arrangements. In addition, we determine whether leases meet the classification criteria of a finance or operating lease at the lease commencement date considering: (i) whether the lease transfers ownership of the underlying asset to the lessee at the end of the lease term, (ii) whether the lease contains a bargain purchase option, (iii) whether the lease term is for a major part of the remaining economic life of the underlying asset, (iv) whether the present value of the sum of the lease payments and residual value guaranteed by the lessee equals or exceeds substantially all of the fair value of the underlying asset and (v) whether the underlying asset is of such a specialized nature that it is expected to have no alternative use to the lessor at the end of the lease term. As of September 30, 2023, our lease population consisted only of operating real estate leases.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Our cash and cash equivalents as of September 30, 2023 and December 31, 2022 consisted of readily available checking and money market funds. As of September 30, 2023, we also invested in U.S. Treasury securities, U.S. government agency securities, corporate debt, commercial paper and asset-backed securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. We do not believe that our cash and cash equivalents have significant risk of default or illiquidity. As of September 30, 2023 and December 31, 2022, we had approximately $1,434.2 million and $957.9 million in cash and investments. For the three and nine months ended September 30, 2023, we had interest income of $18.5 million and $45.3 million, respectively. The following table shows the impact of a hypothetical 10% increase or decrease in interest rates on our net assets as of September 30, 2023 and our net loss for the nine months ended September 30, 2023:

	Impact on Net Assets as of September 30, 2023	Impact on Net Loss for the Nine Months Ended September 30, 2023
Hypothetical Change in Interest Rates	(in thousands)
10% increase	$7,214	$1,502
10% decrease	$(7,214)	$(1,502)

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

Foreign Currency Risk

We are exposed to market risk related to changes in foreign currency exchange rates, mainly relating to our contracts with Lonza, our CMO in Switzerland. We have also entered into a limited number of contracts with other parties with payments denominated in foreign currencies. Payments under these contracts are made in foreign currencies and are subject to fluctuations in foreign currency rates. We do not currently have a formal program in place to hedge foreign currency risks. However, from time to time, we buy Swiss Francs, or CHF, which is the majority of our foreign currency exposure, at market and are holding CHF in our bank accounts. As of September 30, 2023 and December 31, 2022, we had approximately $14.5 million and $21.8 million of CHF cash and cash equivalents, respectively, held at one financial institution. As of September 30, 2023 and December 31, 2022, we had foreign currency denominated accounts payable and accrued expenses of $44.4 million and $14.0 million, respectively. For the three and nine months ended September 30, 2023, we had foreign currency transaction gains of $0.2 million and foreign currency transaction losses of $0.2 million, respectively. The following table shows the impact of a hypothetical 10% increase or decrease in current exchange rates on our net assets as of September 30, 2023 and our net loss for the nine months ended September 30, 2023:

	Impact on Net Assets as of September 30, 2023	Impact on Net Loss for the Nine Months Ended September 30, 2023
Hypothetical Change in Currency Exchange Rates	(in thousands)
10% increase	$5,895	$3,364
10% decrease	$(5,895)	$(3,364)

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

Our management, with the participation of our Chief Executive Officer, or CEO, and our Chief Financial Officer, or CFO, our principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of September 30, 2023. Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures as of September 30, 2023 were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the quarter ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are a clinical-stage biotechnology vaccine company. Investment in clinical-stage companies and vaccine development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential vaccine candidate will not gain regulatory approval or become commercially viable. We do not have any products approved for sale and have not generated any revenue from product sales. As a result, we are not profitable and have incurred losses in each year since inception. Our net losses were $223.5 million and $100.1 million for the years ended December 31, 2022 and 2021, respectively, and $92.7 million and $57.9 million for the three months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, we had an accumulated deficit of $743.6 million.

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

As of September 30, 2023, we had cash, cash equivalents and investments of $1,434.2 million. We believe our existing cash, cash equivalents and investments will fund our current operating plans through at least 12 months from the filing date of this Quarterly Report on Form 10-Q. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned. Furthermore, we will need to raise substantial additional capital to complete the development, manufacturing and commercialization of our drug candidates. We expect to finance our cash needs through public or private equity or debt financings, third-party (including government) funding and marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements or any combination of these approaches.

In July 2021, we entered into an Open Market Sales AgreementSM, or the Original ATM Sales Agreement, with Jefferies LLC, or Jefferies, which provided that, upon the terms and subject to the conditions and limitations set forth in the Original ATM Sales Agreement, we may elect to issue and sell, from time to time, shares of our common stock having an aggregate offering price of up to $150.0 million through Jefferies acting as our sales agent or principal. As of February 27, 2023, we had sold 4,995,709 shares of our common stock under the Original ATM Sales Agreement at an average price of $27.57 per share for aggregate gross proceeds of $137.8 million. On February 27, 2023, we and Jefferies entered into an amendment to the Original ATM Sales Agreement, as amended, the Amended ATM Sales Agreement, pursuant to which we may offer and sell shares of our common stock having an aggregate offering price of up to $400.0 million, which is in addition to the $150.0 million aggregate offering price under the Original ATM Sales Agreement. The material terms and conditions of the Original ATM Sales Agreement otherwise remain unchanged. As of September 30, 2023, we have sold 1,588,807 shares of our common stock under the Amended ATM Sales Agreement at an average price of $44.06 per share for aggregate gross proceeds of $70.0 million ($68.6 million net of commissions and offering expenses).

Our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions, including higher inflation rates and changes in interest rates and the recent disruptions to and volatility in the credit and financial markets in the United States and worldwide, including the trading price of common stock, resulting from civil and political unrest in certain countries and regions. Our future capital requirements will depend on many factors, including:

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

In addition, the preclinical and clinical trial requirements of the FDA, European Medicines Agency, or EMA, and other regulatory agencies and the criteria these regulators use to determine the safety and efficacy of a vaccine candidate are determined according to the type, complexity, novelty and intended use and market of the potential products. Approvals by the FDA and EMA for existing pneumococcal vaccines, such as Pfizer Inc.'s, or Pfizer's, Prevnar 13, or PCV13, Prevnar 20®, or PCV20 and Merck & Co., Inc.'s, or Merck's, VAXNEUVANCETM, or PCV15 and Pneumovax 23, or PPSV23, may not be indicative of what these regulators may require for approval of our vaccine candidates. For example, the FDA may challenge our VAX-24 Phase 3 chemistry, manufacturing and controls, or CMC, strategy, which could cause significant delays or unanticipated costs. Additionally, novel aspects of our vaccine candidates and manufacturing processes may create further challenges in obtaining regulatory approval. The regulatory approval process for our novel vaccine candidates can be more complex and consequently more expensive and take longer than for other, better known or extensively studied pharmaceutical or other vaccine candidates. More generally, approvals by any regulatory agency may not be indicative of what any other regulatory agency may require for approval or what such regulatory agencies may require for approval in connection with new vaccine candidates. Moreover, our vaccine candidates may not perform successfully in clinical trials.

Our vaccine candidates are in clinical or preclinical stages of development and may fail in development or suffer delays that materially and adversely affect their commercial viability. If we are unable to complete development of or commercialize our vaccine candidates or experience significant delays in doing so, our business would be materially harmed.

None of our vaccine candidates have been the subject of late-stage or pivotal clinical trials. On October 24, 2022, we announced positive topline results from our Phase 1/2 clinical proof-of-concept study of VAX-24 in adults ages 18 to 64. On April 17, 2023, we announced positive results from the VAX-24 Phase 2 study in adults aged 65 and older, as well as data from the full six-month safety assessment and prespecified pooled immunogenicity analyses from both the Phase 2 study in adults aged 65 and older and the prior Phase 1/2 study in adults aged 18-64. Our VAX-24 adult regulatory strategy includes several interactions with the FDA to finalize our Phase 3 clinical program and Biologics License Application, or BLA, submission requirements. At the end of October 2023, we completed an End-of-Phase 2 meeting with the FDA to inform the VAX-24 adult Phase 3 clinical program, including the design of the pivotal, non-inferiority study and other Phase 3 studies needed to support a BLA submission. We also expect to have discussions afforded by the Breakthrough Therapy designation granted by the FDA, including meetings regarding our CMC strategy through the first quarter of 2024. Even with FDA guidance, we still may be unable to successfully complete development to the FDA’s satisfaction, and any delay or inability to obtain commercial approval would materially harm our business.

On October 19, 2023, we announced that the FDA cleared our adult IND application for VAX-31, a 31-valent PCV candidate designed to prevent IPD. We expect to initiate the VAX-31 Phase 1/2 clinical study in adults in the fourth quarter of this year and announce topline safety, tolerability and immunogenicity results in the second half of 2024.

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

Our business and future success depends on our ability to successfully develop, obtain regulatory approval of, and then commercialize our PCV candidates, which include VAX-24, our most advanced vaccine candidate, and VAX-31, our preclinical PCV candidate. Although VAX-24 has produced positive topline results in clinical studies, it may not demonstrate the same results in future pivotal studies. Past and future VAX-24 results may not be indicative of future VAX-31 results. VAX-24 and VAX-31 will require additional preclinical, clinical and non-clinical development, regulatory review and approval in multiple jurisdictions, substantial investment, access to sufficient clinical and commercial manufacturing capacity and significant marketing efforts before we can generate any revenue from product sales. We cannot provide any assurance that we will be able to successfully advance VAX-24 or VAX-31 through the development process.

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

We rely on third-party manufacturing and supply partners, including Lonza and Sutro Biopharma, to supply raw materials and components for, and manufacture of, our preclinical and clinical supplies as well as our vaccine candidates. Our inability to procure necessary raw materials or to have sufficient quantities of preclinical and clinical supplies or the inability to have our vaccine candidates manufactured, including delays or interruptions at our third-party manufacturers, or our failure to comply with applicable regulatory requirements or to supply sufficient quantities at acceptable quality levels or prices, or at all, would materially and adversely affect our business.

Efficient and scalable manufacturing and supply is a vital component of our business strategy. We do not own or operate any manufacturing facilities. We are designing and developing a manufacturing process that we believe can scale to address clinical and commercial vaccine supply. However, our assumptions as to our ability and our CMOs’ ability to produce vaccines at the scale needed for clinical development and commercial demand, in particular for our PCVs, may prove to be wrong. If we encounter substantial problems in our manufacturing processes or in our ability to scale to address commercial vaccine supply, our business would be materially adversely affected. Examples of potential issues related to our manufacturing processes or our ability to scale include difficulties with production costs, yields and quality control, including stability of the drug substance or drug product.

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

We expect to continue to rely on third-party manufacturers and suppliers, including Lonza, if we receive regulatory approval for any PCV or any other vaccine candidates. For example, in October 2023, Vaxcyte Switzerland GmbH, or Vaxcyte GmbH, a Swiss limited liability company and wholly-owned subsidiary of ours, entered into a pre-commercial services and commercial manufacturing supply agreement, or Commercial Manufacturing and Supply Agreement, with Lonza, pursuant to which Lonza will (i) construct and build out a dedicated suite, or Suite, at Lonza’s facilities in Visp, Switzerland to manufacture certain key components (including drug substance) for our proprietary PCV franchise and any other products or intermediates Vaxcyte GmbH may choose, collectively, the Products, and (ii) maintain and operate the Suite (utilizing Lonza’s employees) to manufacture the Products as a service provided to Vaxcyte GmbH, including conducting related quality control and quality assurance operations. Pursuant to the Commercial Manufacturing and Supply Agreement, Lonza will be a preferred, non-exclusive, supplier of the Products to Vaxcyte GmbH, and Vaxcyte GmbH retains the right to procure the Products from one or more alternate and/or backup manufacturers of the Products (including at our own facilities).

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

If we are unable to obtain additional or maintain third-party manufacturing for vaccine candidates, or to do so on commercially reasonable terms, we may not be able to develop and commercialize our vaccine candidates successfully. Our or a third party’s failure to execute on our manufacturing requirements and comply with cGMPs could adversely affect our business in a number of ways, including:

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

Health epidemics could adversely impact our business, including in regions where we have concentrations of potential clinical trial sites or other business operations, and cause significant disruption in the operations of our contract manufacturer and other third parties upon whom we rely. For example, the COVID-19 pandemic presented a substantial public health and economic challenge around the world and a resurgence could affect employees, patients, communities and business operations, as well as the U.S. economy and financial markets. Our headquarters is located in the San Francisco Bay Area, and our contract manufacturer, Lonza, is located in Switzerland. Many geographic regions imposed and in the future may impose, “shelter-in-place” orders, quarantines or similar orders or restrictions. The effects of these orders may negatively impact productivity, disrupt our business and delay our clinical programs and timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. In connection with these measures, we may be subject to claims based upon, arising out of or related to any public health epidemic and our actions and responses thereto, including any determinations that we may make to continue to operate or to re-open our facilities where permitted by applicable law. These and similar, and perhaps more severe, disruptions in our operations could negatively impact our business, financial condition, results of operations and growth prospects.

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

In addition, Lonza is currently in the process of manufacturing our vaccine candidates on a clinical scale. In October 2023, Vaxcyte GmbH and Lonza entered into the Commercial Manufacturing and Supply Agreement pursuant to which Lonza will (i) construct and build out a Suite at Lonza’s facilities in Visp, Switzerland to manufacture the Products, and (ii) maintain and operate the Suite (utilizing Lonza’s employees) to manufacture the Products as a service provided to Vaxcyte GmbH. Pursuant to the Commercial Manufacturing and Supply Agreement, Lonza will be a preferred, non-exclusive, supplier of the Products to Vaxcyte GmbH, and Vaxcyte GmbH retains the right to procure the Products from one or more alternate and/or backup manufacturers of the Products (including at our own facilities). Our agreements with Lonza are denominated in Swiss Francs. Fluctuations in the exchange rate for Swiss Francs may increase our costs and affect our operating results.

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

The general approach for FDA approval of a new biologic or drug is for the sponsor to provide dispositive data from two Phase 3 clinical trials of the relevant biologic or drug in the relevant patient population. Phase 3 clinical trials typically involve hundreds of patients, have significant costs and are time consuming. While we are still in the process of having discussions with the FDA regarding our Phase 3 regulatory plans, including discussions regarding our CMC strategy, the FDA may ultimately disagree with our regulatory strategy or we may be unable to successfully complete development to the FDA’s satisfaction. We believe our previously reported topline results for VAX-24 support clinical non-inferiority to PCV20, but there can be no assurance that this approach in pivotal studies will be sufficient for regulatory approval or that certain regulators will not require field efficacy trials.

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

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers of 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013 and, due to subsequent legislative amendments to the statute, including the Bipartisan Budget Act of 2015 and the Consolidated Appropriations Act of 2023, will remain in effect until 2032 unless additional Congressional action is taken. The American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several types of providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

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

Further, in the United States there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug and biological product pricing, reduce the cost of prescription drugs and biological products under government payor programs and review the relationship between pricing and manufacturer patient programs. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the Department of Health and Human Services, or HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. Further, the IRA will, among other things, (i) directs HHS to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare, and subject drug manufacturers to civil monetary penalties and a potential excise tax by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law, and (ii) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. However, the IRA does not change either the VFC or the provisions added in 2010 under the ACA. VFC was established to give first-dollar coverage to children up to 18 years of age whose families could not pay for vaccinations while the ACA guaranteed coverage of vaccines without cost sharing for Americans who are either privately insured or newly covered in states that expanded Medicaid. The IRA did help with vaccine access by eliminating cost sharing for adult vaccines covered under Medicare Part D and mandating that all state Medicaid programs cover certain adult vaccines and their administration without cost sharing. Further, many vaccines are excluded from Medicare Part B rebate requirements. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. These provisions will take effect progressively starting in fiscal year 2023. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations, although the Medicare drug negotiation program is currently subject to legal challenges. HHS has and will continue to issue and update guidance as these programs are implemented. It is currently unclear how the IRA will be effectuated but is likely to have a significant impact on the pharmaceutical industry. Further, in response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the CMS Innovation Center which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine which drugs, biological products and suppliers will be included in their healthcare programs. Furthermore, there has been increased interest by third-party payors and governmental authorities in reference pricing systems and publication of discounts and list prices.

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

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees and statutory, regulatory and policy changes. Average review times at the FDA have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

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

The United States has enacted and implemented wide-ranging patent reform legislation. The U.S. Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on actions by the U.S. Congress, the federal courts and the USPTO, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce patents that we have licensed or that we might obtain in the future. For example, recent decisions raise questions regarding the award of patent term adjustment (PTA) for patents in families where related patents have issued without PTA. Thus, it cannot be said with certainty how PTA will/will not be viewed in future and whether patent expiration dates may be impacted. Similarly, changes in patent law and regulations in other countries or jurisdictions or changes in the governmental bodies that enforce them or changes in how the relevant governmental authority enforces patent laws or regulations may weaken our ability to obtain new patents or to enforce patents that we have licensed or that we may obtain in the future. For example, the complexity and uncertainty of European patent laws have also increased in recent years. In Europe, a new unitary patent system took effect June 1, 2023, which will significantly impact European patents, including those granted before the introduction of such a system. Under the unitary patent system, European applications have the option, upon grant of a patent, of becoming a Unitary Patent which will be subject to the jurisdiction of the Unitary Patent Court, or the UPC. As the UPC is a new court system, there is no precedent for the court, increasing the uncertainty of any litigation. Patents granted before the implementation of the UPC have the option of opting out of the jurisdiction of the UPC and remaining as national patents in the UPC countries. Patents that remain under the jurisdiction of the UPC will be potentially vulnerable to a single UPC-based revocation challenge that, if successful, could invalidate the patent in all countries who are signatories to the UPC. We cannot predict with certainty the long-term effects of any potential changes.

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

Because we rely on third parties to manufacture VAX-24 and potentially future vaccine candidates, and we collaborate with third parties on the development of VAX-24 and potentially future vaccine candidates, we must, at times, share trade secrets with them. We also conduct joint research and development that may require us to share trade secrets under the terms of our research and development partnerships or similar agreements. We seek to protect our proprietary technology in part by entering into confidentiality agreements and, if applicable, material transfer agreements, consulting agreements or other similar agreements with our advisors, employees, third-party contractors and consultants prior to beginning research or disclosing proprietary information. These agreements typically limit the rights of the third parties to use or disclose our confidential information, including our trade secrets. Despite the contractual provisions employed when working with third parties, the need to share trade secrets and other confidential information increases the risk that such trade secrets become known by our competitors, are inadvertently incorporated into the technology of others or are disclosed or used in violation of these agreements. Given that our proprietary position is based, in part, on our know-how and trade secrets, a competitor’s discovery of our trade secrets or other unauthorized use or disclosure would impair our competitive position and may have an adverse effect on our business and results of operations. Further, disputes may arise under these agreements regarding inventorship or ownership of proprietary information generated during research and development.

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

In addition, the stock market in general, and the Nasdaq Global Select Market and biopharmaceutical companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance. In the past, securities class action litigation has often been instituted against companies following periods of volatility in the market price of a company’s securities. You may not realize any return on your investment in us and may lose some or all of your investment. In the past, securities class action litigation has often been instituted against companies following periods of volatility in the market price of a company’s securities. This type of litigation, if instituted, could result in substantial costs and a diversion of management’s attention and resources, which would harm our business, operating results or financial condition.

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

We will continue to incur significant increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives.

As a public company, we will continue to incur significant legal, accounting, investor relations and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act and rules subsequently implemented by the SEC and Nasdaq have imposed various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Stockholder activism, the current political environment and the current high level of U.S. government intervention and regulatory reform may also lead to substantial new regulations and disclosure obligations, which may in turn lead to additional compliance costs and impact the manner in which we operate our business in ways we do not currently anticipate. Our management and other personnel will need to devote a substantial amount of time to comply with these requirements. Moreover, these requirements will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect that these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance.

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

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Trading Arrangements

During the quarter ended September 30, 2023, none of the Company’s directors or Section 16 officers adopted, modified or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

Amendments to Bylaws

On November 2, 2023, the Company’s Board of Directors (the “Board”) approved amendments to the Company’s Amended and Restated Bylaws (the “Bylaws”), which became effective the same day. Among other things, the amendments:

•
update the advance notice provisions that apply where a stockholder intends to propose a director nomination or other business at a stockholder meeting, including to address Rule 14a-19 of the Exchange Act (“Rule 14a-19”), by requiring:
o
any stockholder submitting a nomination notice to make a representation as to whether such stockholder intends to solicit proxies in support of director nominees other than the Company’s nominees in accordance with Rule 14a-19 and to provide reasonable evidence that certain requirements of such rule have been satisfied;
o
the nomination of each proposed director nominee other than the Company’s nominees be disregarded (notwithstanding that the nominee is included as a nominee in the Company’s proxy statement, notice of meeting or other proxy materials for any stockholder meeting (or any supplement thereto) and notwithstanding that proxies or votes in respect of the election of such proposed nominees may have been received by the Company (which proxies and votes shall be disregarded)) if, after a stockholder provides notice pursuant to Rule 14a-19, such stockholder subsequently fails to comply with the requirements of Rule 14a-19 or fails to timely provide reasonable evidence that certain requirements of such rule have been satisfied;
o
that the number of nominees a stockholder may nominate for election at a stockholder meeting may not exceed the number of directors to be elected at such meeting;
o
certain representations with respect to a proposed nominee regarding the absence of certain voting commitments, disclosure of compensation for service and compliance with the Company’s corporate governance and other policies, and intent to serve the entire term;
o
additional background information and disclosures regarding proposing stockholders, proposed nominees and business, and other persons related to a stockholder’s solicitation of proxies; and
•
make certain other technical, modernizing and clarifying changes.

The foregoing description is a summary and is qualified in its entirety by reference to the full text of the Bylaws, a copy of which is attached as Exhibit 3.2 hereto and is incorporated by reference herein.

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Description	Schedule Form	File Number	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Vaxcyte, Inc., as amended.	8-K	001-39323	3.1	June 16, 2020

3.2*	Amended and Restated Bylaws of Vaxcyte, Inc., as amended.

4.1	Form of Common Stock Certificate of the Registrant.	S-1/A	333-238630	4.1	June 8, 2020

4.2	Form of Pre-Funded Warrant.	8-K	001-39323	4.1	January 13, 2022

4.3	Form of Pre-Funded Warrant.	8-K	001-39323	4.1	October 27, 2022

4.4	Form of Pre-Funded Warrant.	8-K	001-39323	4.1	April 20, 2023

10.1#+*	Assignment and Assumption of Lease Agreement by and between the Registrant and Codexis, Inc., dated September 1, 2023.

10.2#*	Consent to Assignment and First Amendment by and among ARE-San Francisco No. 63, LLC, Codexis, Inc. and the Registrant, dated September 6, 2023.

10.3#+*	Third Amendment to Amended and Restated SutroVax Agreement by and between Sutro Biopharma, Inc. and the Registrant, dated September 28, 2023.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document: the instance document does not appear in the interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Inline XBRL for the cover page of the Quarterly Report on Form 10-Q included in the Exhibit 101 Inline XBRL Document Set.

* Filed herewith.

# Schedules and exhibits to this exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished to the SEC upon request; provided, however, that we may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act for any schedule or exhibit so furnished.

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

Vaxcyte, Inc.

Date: November 6, 2023	By:	/s/ Grant E. Pickering
Grant E. Pickering
Chief Executive Officer

Date: November 6, 2023	By:	/s/ Andrew Guggenhime
Andrew Guggenhime
President and Chief Financial Officer

Date: November 6, 2023	By:	/s/ Elvia Cowan
Elvia Cowan
Senior Vice President, Finance