Form 10-K
period 2023-12-31
Vaxcyte, Inc.
filed 2024-02-27
CIK 1649094

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of its Common Stock on the Nasdaq Global Select Market on June 30, 2023, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $4.1 billion. Shares of the Registrant’s common stock held by each executive officer, director and holder of 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose.

The number of shares of Registrant’s Common Stock outstanding as of February 23, 2024 was 108,407,730.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates information by reference from the Registrant’s definitive proxy statement to be filed with the U.S. Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, in connection with the Registrant’s 2024 annual meeting of stockholders.

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
•
our belief that our pneumococcal conjugate vaccine candidates could receive regulatory approval based on a demonstration of non-inferiority to the standard-of-care using well-defined surrogate immune endpoints rather than requiring clinical field efficacy studies;
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
•
The U.S. Food and Drug Administration may disagree with our regulatory plan, and we may fail to obtain regulatory approval of our vaccine candidates.
•
Our business is highly dependent on the success of our PCV candidates, VAX-24 and VAX-31, both of which are in clinical development. If we are unable to successfully develop, obtain approval for and effectively commercialize VAX-24 or VAX-31, our business would be significantly harmed.
•
Our primary competitors have significantly greater resources and experience than we do, which may make it difficult for us to successfully develop and commercialize our vaccine candidates, or may result in others discovering, developing or commercializing products before or more successfully than us.
•
We may not be successful in our efforts to use our cell-free protein synthesis platform to expand our pipeline of vaccine candidates and develop marketable products.
•
We currently rely on third-party manufacturing and supply partners, including Lonza Ltd. and Sutro Biopharma, Inc., to supply raw materials and components for, and the manufacture of, our preclinical and clinical supplies as well as our vaccine candidates. Our inability to procure necessary raw materials or to have sufficient quantities of preclinical and clinical supplies or the inability to have our vaccine candidates manufactured, including delays or interruptions at our third-party manufacturers, or our failure to comply with applicable regulatory requirements or to supply sufficient quantities at acceptable quality levels or prices, or at all, would materially and adversely affect our business.
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

PART I

Item 1. Business.

Overview

We are a clinical-stage vaccine innovation company engineering high-fidelity vaccines to protect humankind from the consequences of bacterial diseases. We are developing broad-spectrum conjugate and novel protein vaccines to prevent or treat bacterial infectious diseases. We are re-engineering the way highly complex vaccines are made through modern synthetic techniques, including advanced chemistry and the XpressCF™ cell-free protein synthesis platform, exclusively licensed from Sutro Biopharma, Inc. (“Sutro Biopharma”). Unlike conventional cell-based approaches, our system for producing difficult-to-make proteins and antigens is intended to accelerate our ability to efficiently create and deliver high-fidelity vaccines with enhanced immunological benefits.

Vaccines are one of the most successful and cost-effective global health interventions and prevent millions of deaths worldwide each year. Routine pediatric vaccinations in the United States are estimated to prevent 20 million cases of disease each year, and it is estimated that every $1 spent on childhood vaccination saves $10 from a societal perspective. Adult vaccination rates are lower than pediatric vaccination rates, but new technologies are driving adult vaccine development, which in turn is fueling the growth of the overall vaccine market. Given the critical role vaccines play in preventing disease from childhood to adulthood, the global vaccine market is large, durable and growing. There are areas of significant unmet medical need, including vaccines that can provide broader protection than currently marketed vaccines and novel vaccines that target pathogens for which there are no currently approved vaccines. We are driven to eradicate or treat invasive bacterial infections, which have serious and costly health consequences when left unchecked.

We carefully select our target disease areas and vaccine candidates based on the following criteria: areas of significant unmet medical need, clear commercial opportunity and efficient market adoption, acceptable biological risk and established or acceptable clinical pathways. We are leveraging our scalable cell-free protein synthesis platform to develop potentially superior and novel conjugate and protein vaccine candidates for adult and pediatric indications using these criteria.

Our pipeline includes:

•
Pneumococcal conjugate vaccine (“PCV”) candidates that we believe are among the most broad-spectrum PCV candidates currently in development, targeting the approximately $8 billion global pneumococcal vaccine market. Pneumococcal disease is an infection caused by Streptococcus pneumoniae (“Pneumococcus”) bacteria. It can result in invasive pneumococcal disease (“IPD”), including meningitis and bacteremia, and non-invasive pneumococcal disease, including pneumonia, otitis media and sinusitis. Our broad-spectrum, carrier-sparing PCV candidates, VAX-24 and VAX-31, are designed to improve upon the standard-of-care PCVs for both children and adults by covering the serotypes that are responsible for a significant portion of IPD in circulation and are associated with high case-fatality rates, antibiotic resistance and meningitis, while maintaining coverage of previously circulating strains that are currently contained through continued vaccination practice.
o
Our lead vaccine candidate, VAX-24, is a 24-valent, broad-spectrum, carrier-sparing investigational PCV being developed for the prevention of IPD.
▪
VAX-24 Adult Indication:
•
In October 2022, we announced positive topline results from both the Phase 1 and Phase 2 portions of a clinical proof-of-concept study evaluating the safety, tolerability and immunogenicity of VAX-24 in 835 healthy adults aged 18-64. The Phase 1 portion of the study evaluated the safety and tolerability of a single injection of VAX-24 at three dose levels, 1.1mcg, 2.2mcg and 2.2mcg/4.4mcg, and compared to Prevnar 20® (“PCV20”), in 64 healthy adults aged 18-49. The Phase 2 portion evaluated the safety, tolerability and immunogenicity of a single injection of VAX-24 at the same three dose levels and compared to a single injection of PCV20 in 771 healthy adults aged 50-64. In this study, VAX-24 met the primary safety and tolerability objectives, demonstrating a safety profile similar to PCV20, for all doses studied. In the study, VAX-24 met or exceeded the established regulatory immunogenicity standards for all 24 serotypes at the conventional 2.2mcg dose, which is the dose selected for a potential Phase 3 program. At this dose, VAX-24 met the standard opsonophagocytic activity (“OPA”) response non-inferiority criteria for all 20 serotypes common with PCV20, of which 16 achieved higher immune responses. Additionally, at all three doses, VAX-24 met the standard superiority criteria for all four serotypes unique to VAX-24. VAX-24 has the potential to cover an additional 14-26 percent of strains causing IPD in adults over the current standard-of-care PCVs.
•
In April 2023, we announced positive results from a Phase 2 study of VAX-24 in adults aged 65 and older, as well as data from the full six-month safety assessment and prespecified pooled immunogenicity analyses from both the Phase 2 study in adults aged 65 and older and the prior Phase 1/2 study in adults aged 18-64. The Phase 2 study in adults aged 65 and older evaluated the safety, tolerability and immunogenicity of a single injection of VAX-24 at three dose levels, 1.1mcg, 2.2mcg and 2.2mcg/4.4mcg, and compared to a single injection of PCV20 in 207 healthy adults aged 65 and older. In this Phase 2 study, VAX-24 demonstrated robust OPA immune responses across all 24 serotypes at all doses studied, confirming the prior Phase 2 adult study results. The VAX-24 2.2mcg dose, which is the dose selected for a potential Phase 3 program, showed an overall improvement in immune responses compared to PCV20 relative to the results from the prior Phase 2 study in adults aged 50-64. The six-month safety data from both adult studies showed safety and tolerability results for VAX-24 similar to PCV20 at all doses studied. Additionally, the prespecified pooled immunogenicity analyses of data from both adult Phase 2 studies showed the VAX-24 2.2mcg dose met the OPA non-inferiority criteria for all 20 serotypes common with PCV20 and the superiority criteria for the four additional serotypes unique to VAX-24.
•
The U.S. Food and Drug Administration (“FDA”) has granted Fast Track designation and Breakthrough Therapy designation for VAX-24 in adults.
•
In October 2023, we completed a successful End-of-Phase 2 meeting with the FDA. The meeting focused on the VAX-24 adult Phase 3 clinical program, including the design of the pivotal, non-inferiority study and other Phase 3 studies needed to support a Biologics License Application (“BLA”) submission. Based on the End-of-Phase 2 meeting, we believe there is agreement with the FDA on the clinical design of a potential adult Phase 3 program, including the approximate overall number of subjects, the primary and secondary endpoints for the pivotal, non-inferiority study as well as confirmation that the planned immunogenicity analyses are sufficient to support licensure and a separate efficacy study is therefore not required.
•
In January 2024, we announced that we received encouraging input from ongoing discussions with the FDA about the VAX-24 adult program to further inform our chemistry, manufacturing and controls (“CMC”) licensure requirements and that we expect to seek additional CMC-focused input from the FDA as we prepare for and potentially conduct our VAX-24 adult Phase 3 program. Following the topline data from the VAX-31 adult Phase 1/2 study, which is expected in the third quarter of 2024, we expect to determine whether to advance VAX-24 or VAX-31 to an adult Phase 3 program. If we move forward with the VAX-24 adult Phase 3 program, we expect to initiate the pivotal, non-inferiority study in adults aged 50 and older in the second half of 2024 and announce topline safety, tolerability and immunogenicity data from this study in the second half of 2025. We would expect to initiate the remaining Phase 3 studies, which are shorter in duration than the non-inferiority study, for VAX-24 in the adult population in 2025 and 2026. If we move forward with the VAX-31 adult Phase 3 program, we expect to initiate the full complement of potential Phase 3 studies in 2025 and 2026. Subject to the results of the adult Phase 3 studies, we would expect to submit a BLA for VAX-24 or VAX-31 shortly following the completion of the last Phase 3 study.
▪
VAX-24 Pediatric Indication:
•
In March 2023, we announced that the first participants were dosed in the first stage of a Phase 2 study of VAX-24 in healthy infants. The Phase 2 infant study is being conducted in two stages and compares VAX-24 to the broadest-spectrum standard-of-care PCVs currently available. Stage 1 of the study evaluated the safety and tolerability of a single injection of VAX-24 at three dose levels, 1.1mcg, 2.2mcg and 2.2mcg/4.4mcg, and compared to VAXNEUVANCETM (“PCV15”), the broadest-spectrum standard-of-care PCV at that time, in 48 infants in a dose-escalation approach.
•
In July 2023, we announced that the ongoing Phase 2 study of VAX-24 in healthy infants had advanced to the second and final stage of the study in which we continue to enroll participants. The independent Data Safety Monitoring Board approved advancing to the second stage of the study following the review of the safety and tolerability results from the first stage. Additionally, in agreement with the FDA, we amended the study protocol for Stage 2 of the study, changing the study comparator to PCV20, which became the broadest-spectrum PCV recommended by the Advisory Committee on Immunization Practices (“ACIP”) in June 2023. This Phase 2 study is evaluating the safety, tolerability and immunogenicity of VAX-24 in healthy infants at the same three dose levels, 1.1mcg, 2.2mcg and 2.2mcg/4.4mcg, that were evaluated in Stage 1. We expect to share topline data from the primary three-dose immunization series of the study by the end of the first quarter of 2025, followed by topline data from the booster dose by the end of 2025.
o
Our second PCV candidate, VAX-31, is the broadest-spectrum PCV to enter the clinic. VAX-31 builds on what has been established with VAX-24 and is designed to expand the breadth of coverage to 31 strains, inclusive of the 24 strains in VAX-24, without compromising immunogenicity due to carrier suppression, and to cover approximately 95% of IPD circulating in the U.S. adult population.
•
In October 2023, we announced the FDA clearance of the investigational new drug (“IND”) application for VAX-31 for the prevention of IPD in adults. In November 2023, we announced that the first participants were dosed in a Phase 1/2 clinical study for VAX-31 in adults. The VAX-31 Phase 1/2 clinical study is a randomized, double-blind, active-controlled, dose-finding clinical study designed to evaluate the safety, tolerability and immunogenicity of VAX-31 at three dose levels (low, middle and high) and compared to PCV20 in 1,015 healthy adults aged 50 and older. The Phase 1 portion of the study evaluated the safety and tolerability of a single injection of VAX-31 at three dose levels and compared to PCV20 in 64 healthy adults 50 to 64 years of age. An independent Data Monitoring Committee conducted an assessment of the Phase 1 safety and tolerability results and recommended that the study proceed as planned to Phase 2. Phase 1 participants will also be evaluated for immunogenicity, and the Phase 1 safety, tolerability and immunogenicity data will be pooled with the participants in the Phase 2 portion of the study. The Phase 2 portion of the study will evaluate the safety, tolerability and immunogenicity of a single injection of VAX-31 at the same three dose levels and compared to PCV20 in 951 healthy adults 50 years of age and older. Participants were randomized equally in four separate arms and, 30 days after dosing, serology samples will be collected to assess immunogenicity. The immunogenicity objectives of the study include an assessment of the induction of antibody responses, using OPA and immunoglobulin G (“IgG”), at each of the three VAX-31 doses and compared to PCV20 for the 20 serotypes in common, as well as for the additional 11 serotypes contained in VAX-31, but not in PCV20. Participants in the study are being evaluated for safety through six months after vaccination. The study is being conducted at approximately 25 sites in the United States.

•
In January 2024, we announced the completion of enrollment in the Phase 1/2 clinical study evaluating VAX-31 in healthy adults aged 50 and older. We expect to announce topline safety, tolerability and immunogenicity data from the Phase 1/2 study in the third quarter of 2024, following which we expect to determine whether to advance VAX-24 or VAX-31 to an adult Phase 3 program as discussed above.
•
VAX-A1, a novel conjugate vaccine candidate designed to prevent disease caused by Group A Streptococcus (“Group A Strep”). Group A Strep is pervasive globally and causes an estimated 800 million cases of illness annually, including pharyngitis, or strep throat, and certain severe invasive infections and sequelae. There is currently no vaccine against Group A Strep, which is one of the leading infectious disease-related causes of death and disability worldwide and a significant contributor to the prescription of antibiotics in the very young. We believe we have demonstrated preclinical proof of concept for VAX-A1, the data for which were published in December 2020. We nominated the final vaccine candidate for VAX-A1 in the first quarter of 2021 and initiated IND-enabling activities in the second half of 2021. We continue to advance the development of VAX-A1 and we intend to provide further information about the anticipated timing of an IND application as the program progresses.
•
VAX-PG, a novel protein vaccine candidate targeting the keystone pathogen responsible for periodontitis, a chronic oral inflammatory disease affecting an estimated 65 million adults in the United States. We believe we have generally demonstrated preclinical proof of concept for a periodontitis protein vaccine, the data for which was published in February 2019. We nominated a final vaccine candidate for VAX-PG in 2022 and are conducting large-animal confirmatory studies prior to advancing the program to potential IND-enabling activities. Our initial goal is to develop a therapeutic vaccine to slow or stop disease progression; however, the results from clinical trials may inform the potential adoption of prophylactic immunization.
•
VAX-GI, a novel preclinical vaccine candidate being developed as a preventative treatment for dysentery and shigellosis, which is caused by Shigella bacteria. Shigella, a bacterial illness that affects an estimated 188 million people worldwide each year and results in approximately 164,000 deaths annually, mostly among children under five years of age in low- and middle-income settings. The central antigen in VAX-GI is IpaB, a well-appreciated antigen that other developers have been unable to produce in an amount sufficient to enable a commercial product. With our cell-free technology, we believe we can produce this antigen at substantially improved yields, allowing for commercial-scale production. VAX-GI is being developed in collaboration with the University of Maryland, Baltimore as well as with partial funding from two research grants awarded by the National Institutes of Health (“NIH”).
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

Our Approach

To address areas of significant unmet medical need, we carefully select the disease areas we target and are developing vaccine candidates based on the following criteria:

•
Clear commercial opportunity and efficient market adoption: We select vaccine targets that are characterized by an established patient population and significant unmet medical need. Our PCV candidates, VAX-24 and VAX-31, are designed to improve upon the standard-of-care for both children and adults by covering the serotypes that are responsible for a significant portion of IPD in circulation and are associated with high case-fatality rates, antibiotic resistance and meningitis, while maintaining coverage of previously circulating strains that are currently contained through continued vaccination practice. We believe that by providing the broadest coverage of serotypes for PCVs, as well as providing novel vaccines for diseases for which there are no currently approved vaccines, we can leverage the U.S. Centers for Disease Control (“CDC”), ACIP and similar international advisory body recommendations to drive rapid and significant market adoption.
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
•
Established or acceptable clinical pathways: We pursue vaccine targets that we believe have established or acceptable clinical development pathways in order to accelerate the potential time to market. For example, we believe that our PCVs would receive regulatory approval based on successful completion of clinical studies utilizing well-defined surrogate immune endpoints, consistent with how other PCVs have obtained regulatory approval in the past, rather than requiring clinical field efficacy studies. Specific to the VAX-24 adult indication, based on our End-of-Phase 2 meeting with the FDA in October 2023, we believe there is agreement with the FDA on the clinical design of a potential adult Phase 3 program, as well as confirmation that the planned immunogenicity analyses are sufficient to support licensure and a field efficacy study is therefore not required. For our novel vaccine candidates, for which we believe clinical field efficacy studies will be necessary, we select disease areas with high attack rates, such as Group A Strep, which may allow for more manageable study sizes. For novel protein-based therapeutic vaccine candidates, such as our periodontitis vaccine candidate, we select disease areas for which we believe clinical efficacy may be evaluated based on disease progression rather than prevention, which could allow for smaller and faster trials relative to preventative vaccines.

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

Our Strategy

Our goal is to become a leader in the vaccines industry by using our cell-free protein synthesis platform to develop superior and/or novel vaccines to prevent or treat serious infectious diseases. Key elements of our strategy include:

•
Advance VAX-24 and/or VAX-31 through clinical development and regulatory approval. Our PCV candidates, VAX-24 and VAX-31, target the pneumococcal vaccine market. We expect to advance these PCV candidates along a well-understood clinical development pathway in an effort to obtain regulatory approval in adults and infants based on successful completion of clinical studies using previously established surrogate immune endpoints, without the need to conduct clinical field efficacy studies, consistent with how other conjugate vaccines have obtained approval.
o
Adult Indication:
▪
Following the topline data from the VAX-31 adult Phase 1/2 study, which is expected in the third quarter of 2024, we expect to determine whether to advance VAX-24 or VAX-31 to an adult Phase 3 program. If we move forward with the VAX-24 adult Phase 3 program, we expect to initiate the pivotal, non-inferiority study in adults aged 50 and older in the second half of 2024 and announce topline safety, tolerability and immunogenicity data from this study in the second half of 2025. We would expect to initiate the remaining Phase 3 studies, which are shorter in duration than the non-inferiority study, for VAX-24 in the adult population in 2025 and 2026. If we move forward with the VAX-31 adult Phase 3 program, we expect to initiate the full complement of potential Phase 3 studies in 2025 and 2026. Subject to the results of the adult Phase 3 studies, we would expect to submit a BLA for VAX-24 or VAX-31 shortly following the completion of the last Phase 3 study.
o
Pediatric Indication:
▪
In contrast to the adult indication for which we intend to move either VAX-24 or VAX-31 to an adult Phase 3 clinical program and for regulatory approval, for the infant indication, subject to the results of proof-of-concept clinical studies, we may advance VAX-24 followed by VAX-31 to Phase 3 clinical programs and for regulatory approvals.
•
Establish scalable production of VAX-24 and VAX-31. We believe high-quality and scalable manufacturing is critical to our long-term success. We have designed and developed a proprietary,

scalable and portable manufacturing process that we have scaled to supply clinical volumes and believe can scale to supply initial commercial volumes of VAX-24 and VAX-31 needed to support commercial launch. For our VAX-24 and VAX-31 programs, we have completed the production of clinical trial materials for our Phase 1 and 2 studies in adults and, for our VAX-24 program, we have completed the production of clinical trial materials for our Phase 2 study in infants. For the adult indication, we are conducting scale-up activities to support potential regulatory approval and commercial launch of either VAX-24 or VAX-31. We have access to substantial manufacturing resources through our contract manufacturer, Lonza, that we believe can facilitate an independent path to market. In October 2023, we entered into a new commercial manufacturing agreement with Lonza to support the potential global commercialization of our PCV candidates in both the adult and pediatric populations. This agreement complements our plans to utilize existing Lonza infrastructure to advance clinical development and the anticipated initial U.S. launch of either VAX-24 or VAX-31 for the adult population. In November 2023, we entered into a manufacturing rights agreement with Sutro Biopharma to obtain control over the development and manufacture of cell-free extract, a key component of our PCV franchise. Pursuant to the manufacturing rights agreement, we obtained exclusive rights to independently, or through certain third parties, develop, improve and manufacture cell-free extract for use in connection with our vaccine candidates.
•
Create a long-lasting PCV franchise by offering the broadest-spectrum PCV available. The two leading pneumococcal vaccine franchises to date, Prevnar and Pneumovax 23 (“PPSV23”), have generated over $100 billion in combined sales, have been on the market for over 20 years and 40 years, respectively, and can attribute their success to being the broadest-spectrum vaccines on the market. If approved, we believe VAX-24 and VAX-31 may obtain ACIP preferred recommendations and potentially replace lesser-valent incumbents for pneumococcal disease prevention in both adult and pediatric populations because of its broader coverage. We designed VAX-24 to address the 24 pneumococcal strains covered by Prevnar and PPSV23 that drive most pneumococcal disease today with the durable, boostable immune response of a conjugate vaccine. Further, we have designed VAX-31 to address these 24 strains plus seven additional epidemiologically significant emerging strains expected to cause increasing pneumococcal disease and antibiotic resistance in the future. With these broad-spectrum vaccine candidates, we believe we are well-positioned to obtain ACIP preferred recommendations and potentially replace the current standard-of-care for pneumococcal disease prevention in both adult and pediatric populations, thereby creating a long-lasting PCV franchise.
•
Advance our novel vaccine candidates and leverage our platform to expand our pipeline.
o
Advance VAX-A1 through IND-enabling activities, clinical development and regulatory approval. VAX-A1 is designed to prevent Group A Strep. Group A Strep is pervasive globally and causes an estimated 800 million cases of illness annually, including pharyngitis, or strep throat, and certain severe invasive infections and sequelae. There is currently no vaccine against Group A Strep, which is one of the leading infectious disease-related causes of death and disability worldwide and a significant contributor to the prescription of antibiotics in the very young. Pharyngitis is highly prevalent in school-age children and a significant source of antibiotic prescriptions, which further exacerbates the growing problem of antibiotic resistance globally. VAX-A1 is a conjugate vaccine candidate designed to confer broad protective immune responses against all subtypes of Group A Strep and be boostable to offer long-lasting protection from infection. We believe our data published in December 2020 demonstrated preclinical proof of concept for VAX-A1. We nominated the final vaccine candidate and initiated IND-enabling activities for VAX-A1 in 2021. We continue to advance the development of VAX-A1 and we intend to provide further information about the anticipated timing of an IND application as the program progresses.
o
Advance VAX-PG through IND-enabling activities, clinical development and regulatory approval. VAX-PG is our novel protein vaccine candidate which targets the keystone pathogen responsible for periodontitis, a chronic oral inflammatory disease affecting an estimated 65 million adults in the United States. Our initial goal is to develop a therapeutic vaccine to slow or stop disease progression; however, the results from clinical trials may inform the potential adoption of prophylactic immunization. We believe we have generally demonstrated preclinical proof of concept for a periodontitis protein vaccine, the data for which was published in February 2019. We nominated a final vaccine candidate for VAX-PG in 2022 and are conducting large-animal confirmatory studies prior to advancing the program to potential IND-enabling activities.
o
Advance VAX-GI program research and development. VAX-GI is new vaccine program designed to prevent Shigella, a bacterial illness that affects an estimated 188 million people worldwide each year and results in approximately 164,000 deaths annually, mostly among children under five years of age in low- and middle-income settings. The central antigen in VAX-GI is IpaB, a well-appreciated antigen that other developers have been unable to produce in an amount sufficient to enable commercial production. With our cell-free technology, we believe we can produce this antigen at substantially improved yields, allowing for commercial-scale production. VAX-GI is being developed in collaboration with the University of Maryland, Baltimore as well as with partial funding from two research grants awarded by the NIH. We are in the process of identifying additional antigens to include with IpaB and engaged in early-stage process development activities.
o
Leverage our platform for other discovery stage programs. We are also able to leverage our platform as a discovery engine given our ability to uniquely create building blocks to construct potential novel conjugate and protein vaccine candidates, and we have other discovery-stage programs which leverage this platform.
•
Continue to build a robust intellectual property portfolio. We have developed and are continuing to develop a comprehensive intellectual property portfolio related to vaccine applications, including manufacturing, formulation and process applications as well as protection for our specific vaccine candidates. We have rights to a robust portfolio of patents and patent applications related to the XpressCF platform through our exclusive license from Sutro Biopharma. We currently have two issued U.S. patents, two issued Eurasian patents, one issued South Korean Patent, three issued Japanese patents, one issued Mexican patent, and multiple pending patent applications in the United States and internationally that cover our vaccine candidates including vaccine formulations, protein-antigen conjugates, methods of making conjugate vaccines with various protein-antigen conjugates and other processes related to vaccine production, enhancements of immunogenicity and methods of use.

Our Pipeline

We have utilized our cell-free protein synthesis platform to generate a pipeline of vaccine candidates that we believe, if approved, may offer important advantages over existing vaccines or for which there are no vaccines available today. The following table summarizes our current pipeline:

Global Vaccine Market (Excluding COVID-19 Vaccines)

The global vaccine market, excluding COVID-19 vaccines, was estimated at approximately $45.3 billion in 2023 and is expected to grow at a CAGR 8.9% from 2023 to approximately $69.4 billion by 2028. The World Health Organization (“WHO”) has reported that non-COVID vaccine revenues have grown at nearly twice the rate of therapeutic products over the last two decades. Conjugate vaccines, including PCVs, have historically represented the largest segment – approximately a third – of the global non-COVID vaccine market. The Prevnar franchise from Pfizer Inc. (“Pfizer”) comprised of Prevnar 13 (“PCV13”) and PCV20, was among the highest selling non-COVID vaccine products in the world in 2023, accounting for approximately 14% of global non-COVID vaccine sales.

The pediatric vaccine market is large and well-established in the United States and European Union and growing in emerging countries. The annual new birth cohort, which in North America and Europe approached approximately 11 million in 2023, drives ongoing sales year after year due to the recommended immunization schedules. In the United States, once a new vaccine is approved by the FDA, the ACIP considers whether to recommend the use of the vaccine. New pediatric vaccines that receive a preferred recommendation from ACIP are nearly universally adopted by pediatricians and parents and are required by many schools, contributing to a national immunization rate for the diseases targeted by such vaccines of approximately 90%.

In addition, the adult vaccine market is undergoing rapid growth. Vaccination rates among adults have historically been lower and vary by disease, though strong initiatives are underway to increase awareness and utilization. Excluding the impact of the COVID-19 pandemic, studies estimate that 40,000 to 80,000 adults in the United States die annually of vaccine-preventable diseases, and hundreds of thousands more are hospitalized. In recent years, manufacturers have started developing more vaccines for the adult market, with Pfizer’s PCV13 and PCV20, Merck & Co., Inc.'s (“Merck”) Vaxneuvance (“PCV15”) and GSK plc's (“GSK”) Shingrix each representing successful examples. The U.S. adult pneumococcal market generated estimated annual sales of approximately $1 billion to $2 billion, and Shingrix, a vaccine for shingles (herpes zoster), debuted with over $1 billion in sales in 2018 as it replaced Merck’s incumbent vaccine, Zostavax, after receiving an ACIP preferred recommendation, and generated over $4.3 billion in sales in 2023, in part due to increased coverage among eligible U.S. adults. The vaccines to prevent respiratory syncytial virus from Pfizer and GSK that were approved by the FDA in May 2023 and recommended by ACIP for use in adults over the age of 60 in June 2023 have exceeded $2 billion in global sales within six months.

The complex development and production processes of vaccines create a high barrier to entry and long product lifecycles. In recent history, four multinational companies – GSK, Merck, Pfizer and Sanofi – have been responsible for developing and introducing most new vaccines to the world. As a result of the COVID-19 pandemic, there have been a number of new entrants into the vaccines market, including multinational companies and emerging biopharmaceutical companies.

Pneumococcal Disease

Pneumococcal disease is an infection caused by Pneumococcus bacteria. It can result in IPD, including meningitis and bacteremia, and non-invasive pneumococcal disease, including pneumonia, otitis media and sinusitis. The global incidence of pneumococcal disease is driven by emerging serotypes not covered by currently available vaccines. In the United States, approximately 320,000 people get pneumococcal pneumonia each year, which is estimated to result in approximately 150,000 hospitalizations and 5,000 deaths. Pneumococci also cause over 50% of all cases of bacterial meningitis in the United States. Antibiotics are used to treat pneumococcal disease, but some strains of the bacteria have developed resistance to treatments. The morbidity and mortality due to pneumococcal disease are significant, particularly for young children and older adults, underscoring the need for a more broad-spectrum vaccines.

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

Pneumococcal Polysaccharide-Only Vaccines

PPSV23, manufactured and marketed by Merck is the only pneumococcal polysaccharide vaccine widely available. PPSV23 is indicated for the prevention of pneumococcal disease in adults and was first approved in the United States in 1977, at which time it contained 14 different strains of pneumococcal bacteria. In 1983, it was replaced by the current version containing 23 different strains. PPSV23 is routinely administered to adults to provide protection against bacteremia and at its peak in 2020 generated sales of over $1.1 billion. After the ACIP recommendation of PCV20 in late 2021 eliminated the need for PPSV23 in a large part of the covered population, PPSV23 has declined from more than 50% of the U.S. adult market share to now less than 10%.

Polysaccharide vaccines induce a B-cell response only and do not induce a T-cell dependent immune response. In the absence of immunological memory responses, the resulting antibody responses are transient and cannot be boosted. Without the ability to provide long-lasting durable immunity, polysaccharide vaccines are not effective in children below two years of age. In addition, the antibody responses primarily consist of immunoglobulin M (“IgM”) antibodies that, due to their size, are restricted to blood and are unable to penetrate into lung tissue to protect against pneumonia. Therefore, polysaccharide vaccines such as PPSV23 are only thought to protect against blood-borne infections, such as bacteremia. Figure 1 below illustrates polysaccharide-induced T-cell independent antibody responses.

Figure 1.

Graphics adapted from Strugnell et al, Understanding Modern Vaccines, Vol 1, Issue 1, 61-88.

Polysaccharide vaccines also interfere with optimal use of PCVs, as they create a hyporesponsive immune effect. In particular, absent T-cell inducement, polysaccharide vaccines actually clear the memory B-cells that are formed following primary immunization with a PCV, thereby eliminating the ability to boost with subsequent vaccination. This historically has been a significant drawback of vaccination in older adults, which consisted of the administration of a limited spectrum PCV followed by the administration of a polysaccharide vaccine. Despite these shortcomings, PPSV23 historically has been widely used primarily to provide protection against circulating strains not contained in the currently available PCV. The current routine standard-of-care in adults, which consists of the administration of either PCV20 alone or PCV15 followed by the administration of PPSV23, continues to include the alternative of a polysaccharide vaccine.

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

In the race to develop a broader-spectrum PCV than Prevnar, two vaccines were successfully developed: Synflorix, a 10-valent PCV from GSK, and PCV13, a 13-valent PCV from Wyeth (subsequently acquired by Pfizer). Based on its broader coverage of then-emerging strains, PCV13 was adopted as the standard-of-care in the United States and Europe. Synflorix continues to be used primarily in emerging countries.

PCV13 contains the seven serotypes originally included in Prevnar plus six more serotypes of S. pneumoniae (1, 3, 5, 6A, 7F and 19A) and was approved and launched in the United States in 2010. Each polysaccharide is conjugated to CRM197 to produce 13 individual conjugates, which are mixed into a final vaccine formulation and then adsorbed to alum. In 2010, PCV13 obtained FDA approval for the prevention of IPD in infants based on non-inferior IgG antibody responses relative to Prevnar, using the surrogate immune endpoints established by the prior Prevnar field efficacy study. While PCV13 failed to achieve non-inferiority on two of the common seven strains relative to Prevnar, it was granted approval across all 13 strains. Upon receipt of the ACIP preferred recommendation, PCV13 replaced Prevnar in the infant market as the standard-of-care. This also created a “catch-up” population for those children previously vaccinated with Prevnar to provide protection against the incremental serotypes covered by PCV13.

PCV13 also received accelerated approval for the prevention of IPD and pneumonia in adults in the United States based on non-inferior OPA responses as compared to PPSV23. To fulfill a post-marketing commitment, a large-scale field efficacy study of adults in the Netherlands was completed in 2013, which showed protection against community-acquired pneumonia and concordance between OPA and protection from community-acquired pneumonia. Thus, OPA was established as a validated surrogate immune endpoint in adults to support future regulatory approvals. PCV13 subsequently received an ACIP preferred recommendation for adults 65 years and older, and the standard-of-care was amended to first vaccinate with PCV13, and then after a waiting period, PPSV23. This dual vaccine regimen provided some protection against the circulating strains over and above PCV13 but we believe created coverage gaps and patient compliance and convenience challenges.

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

PCV20 contains the 13 serotypes included in PCV13 plus seven more serotypes of S. pneumoniae (8, 10A, 11A, 12F, 15B, 22F and 33F) and was granted regulatory approval and launched in the United States in 2021 for the prevention of IPD and pneumonia (serotypes 1, 3, 4, 5, 6A, 6B, 7F, 9V, 14, 18C, 19A, 19F and 23F) in adults based on non-inferior OPA responses relative to PCV13 without the need for a field efficacy study. While PCV20 failed to achieve non-inferiority on serotype 8 relative to PPSV23, it was still granted approval across all 20 strains.

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

PCV15 was granted regulatory approval and launched in the United States in June 2022 for the prevention of IPD in infants. Pfizer’s PCV20 was approved for use in infants by the FDA in April 2023, and in June 2023, the ACIP voted to recommend that providers choose either PCV15 or PCV20 for infants.

In November 2023, Merck presented positive results from a Phase 3 study evaluating its investigational 21-valent PCV, V116, in pneumococcal vaccine-naïve adults. Merck reported that V116 elicited non-inferior immune responses compared to PCV20 for the common 10 serotypes and superior responses for 10 of the 11 unique serotypes and that safety and tolerability endpoints were met. In December 2023, Merck announced that based on these Phase 3 results, the FDA accepted for priority review a new BLA for V116 and set a Prescription Drug User Fee Act (“PDUFA”), or target action date, of June 17, 2024.

Drawbacks of Current PCVs

Routine immunization with PCVs has been effective in dramatically lowering the incidence of IPD in both adults and children in the United States and other industrialized nations. However, due to a phenomenon called serotype replacement, strains that are not covered by existing vaccines are increasing in prevalence. As published in 2020, over 71% of IPD incidence in 2017 for both children and adults was caused by strains beyond the 13 strains covered by PCV13. Efforts to improve upon current standard-of-care vaccines center around expanding the valency of PCVs to address the strains driving residual pneumococcal disease. However, limitations due to conventional conjugation chemistry and carrier suppression have complicated those efforts, and notwithstanding the recent approvals of PCV20 and PCV15, there remains a significant need for broader-spectrum PCVs, as evidenced by the fact that despite PCV20’s coverage, the combination of PCV15 and PPSV23 remains universally recommended when adults turn 65 in the United States, as an alternative to PCV20 alone, given the broader-spectrum coverage of these two vaccines combined compared to PCV20.

While vaccination with current PCVs has been effective in dramatically lowering the incidence of IPD in both adults and children in the United States and other industrialized nations, current PCVs suffer from the following drawbacks.

Serotype Replacement

Since the introduction of PCV13, there has been a decrease in incidence of disease attributable to the serotypes included in the vaccine. However there has been a phenomenon called serotype replacement, whereby a void is created when serotypes are taken out of circulation after widespread vaccination. As a result, there has been an increase in incidence caused by the 11 incremental strains that now cause most residual pneumococcal disease. Broader-spectrum PCVs are required to maintain protection against historically pathogenic strains while expanding coverage to address current circulating and emerging strains. This serotype replacement has led to the development of a third generation of conventional PCVs, inclusive of PCV15 and PCV20. Despite these developments, the coverage of these third-generation vaccines address only half of the disease in circulation. VAX-24 and VAX-31, if approved, would increase coverage to approximately 63% and 95% of disease currently circulating in the U.S. adult population, respectively.

To date, the most comprehensive pneumococcal disease surveillance has been conducted by the CDC in the United States and by the UK Health Security Agency. As shown in Figure 3, IPD cases in adults in the United States initially declined after the introduction of PCV13 but have since plateaued. As published in 2020, non-covered serotypes were responsible for over 71% of IPD incidence in 2017 for both children and adults. The rate of serotype replacement has been more pronounced in the United Kingdom. Figure 4 shows the approximate IPD incidence rates in the United Kingdom caused by the incremental 11 strains over and above those in PCV13, which increased over the last three years of surveillance.

Figure 3.	Figure 4.
US IPD Incidence in Adults > 65[1]	UK IPD Incidence in Adults > 65[2]

1 U.S. CDC Active Bacterial Core Surveillance Annual Reports	[2] Ladhani et al, Lancet Infectious Disease, 2018 Apr.; 18(4):441-45 inclusive of unpublished raw data

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

The result of carrier suppression is a decrease in the targeted immune response to the disease-specific polysaccharides, which intensifies with higher cumulative amounts of protein carrier. This phenomenon impedes the ability to expand coverage of current PCVs and has been shown consistently when broader-spectrum versions of conventional PCVs have been compared to lesser-valent versions. When PCV20 was compared to PCV13 in a well-controlled Phase 3 study in infants, the IgG antibody responses directed against the polysaccharides of interest for all thirteen of the common strains in each vaccine were lower for PCV20 (Figure 5). In 2020, Pfizer presented results of a well-controlled Phase 3 study in adults, aged 60 and over, where they compared PCV20 to PCV13. In that study, the OPA responses directed against the polysaccharides of interest for all thirteen of the common strains were lower for PCV20 (Figure 6).

Figure 5.	Figure 6.

1 IgG Geometric Mean Concentrations post-dose 4 – Prevnar 20 BLA Clinical Review Memorandum by FDA (STN: 125731/189). April 27, 2023.

2 PCV20 BLA Clinical Review Memorandum. STN: 125731/0 June 8, 2021.

GMR = Geometric Mean Ratio

Conventional Chemistry

The problem of carrier suppression is compounded by conventional conjugation chemistry used to make current PCVs, including PCV13, PCV15 and PCV20, which requires a higher amount of CRM197 protein carrier than polysaccharide antigen to complete the conjugation reaction, as well as long reaction times and harsh conditions that can damage the critical epitopes on the polysaccharide antigens. This results in a higher ratio of protein carrier to polysaccharide antigen in their monovalent conjugates (approximately 1.1 on average), as well as a much higher amount of cumulative protein carrier in the final formulation compared to the amount of any given polysaccharide antigen. For example, in the marketed PCV20 formulation, there are 51 micrograms of the protein carrier, CRM197, relative to 2.2 micrograms of each polysaccharide (except serotype 6B at 4.4 micrograms). With substantially more protein carrier in the vaccine than polysaccharide antigen, the carrier suppression effect discussed above is exacerbated.

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

Site-Specific Conjugation

Within a protein carrier, we can substitute non-native amino acids (“nnAAs”) for native amino acids at specific sites. These inserted nnAAs serve as conjugation anchors that permit the attachment of antigens, including polysaccharides, at a specific site on a protein carrier to ensure optimal exposure of B-cell and/or T-cell epitopes to induce the desired immune response. This precise site-specific linkage is not possible using conventional conjugation chemistry with conventional carrier proteins and affords an advantage to our conjugate vaccine candidates. Figure 8 below depicts our method of inserting nnAAs into a protein carrier, where the DNA sequence has been modified to permit nnAA incorporation into the protein at pre-selected sites using a nnAA-RNA permitting transcription and translation of the protein in the ribosome to yield the protein carrier with nnAAs site-specifically incorporated, facilitating site-specific conjugation.

Figure 7.

Input
(DNA)
nnAA
NNN
nnAA-RNA
tRna
mRNA
STOP
Ribosome
(Catalyst)
Protein
Cell-free extract (E.coli)

Most conjugate vaccines available today use a non-disease-specific protein carrier, CRM197, in order to leverage T-cell epitopes to induce a T-cell dependent immune response. This traditional method produces a heterogeneous mixture of conjugates with blocked and unblocked T-cell epitopes in a large immunogenic cross-linked matrix structure. In contrast, the precision and flexibility of cell-free protein expression, together with our ability to insert nnAAs, allow us to construct our proprietary enhanced protein carrier (“eCRM”) with pre-determined conjugation sites. Our method produces homogenous conjugates that provide for the consistent exposure of T-cell epitopes and likewise form a large, immunogenic cross-linked matrix structure. By precisely conjugating polysaccharides to eCRM in a way that provides for optimal exposure of T-cell epitopes to the immune system, we can heighten immunogenicity attainable with conjugate vaccines.

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

We believe consistent exposure of T-cell epitopes should translate to higher potency of the protein carrier on a weight-to-weight basis. To harness this potential potency advantage, we have elected to construct conjugates with a lower ratio of protein carrier to polysaccharide than conventional PCVs. Our VAX-24 adult Phase 2 clinical studies validated our carrier-sparing approach to develop broader-spectrum PCVs As a result, we believe we can incorporate more monovalent conjugates to create an even more broad-spectrum vaccine with less protein carrier per conjugate in order to minimize carrier suppression.

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

VAX-24

Our lead vaccine candidate, VAX-24, is designed to improve upon the standard-of-care by potentially covering an additional 14-26 percent of strains causing IPD in U.S. adults over the current standard-of-care PCVs. The 24 serotypes that comprise VAX-24 eclipse the coverage of all currently available conjugate and polysaccharide-only vaccines to prevent IPD. The 24 serotypes included in VAX-24 cover a significant portion of the IPD in circulation and are associated with high case-fatality rates, antibiotic resistance and meningitis.

In October 2022, we announced positive topline results from both the Phase 1 and Phase 2 portions of a clinical proof-of-concept study evaluating the safety, tolerability and immunogenicity of VAX-24 in healthy adults aged 18-64. The results from this Phase 1/2 clinical proof-of-concept study were published in the journal The Lancet Infectious Diseases in December 2023. In April 2023, we announced positive results from a Phase 2 study of VAX-24 in adults aged 65 and older, as well as data from the full six-month safety assessment and prespecified pooled immunogenicity analyses from both the Phase 2 study in adults aged 65 and older and the prior Phase 1/2 study in adults aged 18-64. In July 2023, we announced that the ongoing Phase 2 study of VAX-24 in healthy infants was advancing to the second and final stage of the study.

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

Figure 10.

Furthermore, VAX-24 and VAX-31 improve upon the serotype spectrum of coverage relative to PCV13 and PCV20 yet contain similar aggregate amounts of protein carrier. We believe the resulting decreased carrier burden per conjugate of VAX-24 and VAX-31 are critical for minimizing carrier suppression and producing broader-spectrum pneumococcal vaccines without sacrificing immunogenicity.

Where appropriate, we capitalize on the efficiencies of well-established clinical, manufacturing and regulatory precedents by leveraging conventional methods for the development of VAX-24. For example, our polysaccharide antigens are primarily made using conventional fermentation and purification techniques and activated through conventional methods. They are also labeled through conventional amination methods prior to being conjugated to eCRM. In addition, we use the same critical quality attribute assays for molecular weight and free polysaccharide that have served as the physicochemical measures of conjugates and also serve as predictors of their immunogenicity in vivo. We also use conventional IgG and OPA serological assays to gauge the immunogenicity of our conjugates, which have served as surrogate immunological endpoints in clinical studies that enabled the approval of PCV13, PCV15 and PCV20.

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

We are pursuing what to date has been a well-characterized clinical development path for VAX-24 and VAX-31, consistent with other PCV developers. We have been able to conduct smaller and shorter clinical trials that target immune endpoints (e.g., OPA and IgG responses) previously recognized by regulatory authorities, and anticipate that we will be able to conduct such studies going forward. Pfizer applied this approach to the development of PCV13 and PCV20 and Merck applied it to the development of PCV15. Based on this standard, as a prerequisite for regulatory approval, we believe that any investigational PCV will have to be compared to the standard-of-care at the time a clinical trial is initiated. Currently, the standard-of-care for routine use is either PCV20 alone or PCV15 followed by PPSV23 in adults and PCV20 or PCV15 in infants.

Preclinical Data

To obtain preclinical proof of concept, we evaluated VAX-24 compared to the then standard-of-care, PCV13, and assessed the comparative immune responses of VAX-24 using the same rabbit model utilized by other PCV developers. We dosed rabbits in our preclinical studies with 0.11mcg, as measured by the amount of polysaccharide in each conjugate, for each of the 24 conjugates in VAX-24, as well as 0.11mcg for the thirteen conjugates in PCV13 (except serotype 6B at 0.22mcg) and compared both PCVs immunogenically to each other and to PPSV23, where each of the 23 polysaccharides were dosed at 1.1mcg. The doses are representative of body weight differences in humans versus rabbits and roughly correspond to the dose differential between PCVs and polysaccharide-only vaccines. In humans, PCV13 is dosed at 2.2mcg per conjugate (except serotype 6B at 4.4mcg) or approximately one-tenth the dose of PPSV23, where each polysaccharide is dosed at 25mcg. The species of rabbits used were approximately five percent of the average weight of humans in North America, thus 0.11mcg approximates to the 2.2mcg dose for PCVs and the 1.1mcg dose approximates to the 25mcg dose for PPSV23.

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

VAX-24 Clinical Development Plan

To accelerate our time to market, we are pursuing clinical development first for adults and then in the pediatric population. We achieved clinical proof of concept in October 2022 when we announced positive topline results from a Phase 1/2 study evaluating the safety, tolerability and immunogenicity of VAX-24 in healthy adults aged 18-64. The results from this Phase 1/2 clinical proof-of-concept study were published in the journal The Lancet Infectious Diseases in December 2023. In April 2023, we announced positive results from a Phase 2 study of VAX-24 in adults aged 65 and older, as well as data from the full six-month safety assessment and prespecified pooled immunogenicity analyses from both the Phase 2 study in adults aged 65 and older and the prior Phase 1/2 study in adults aged 18-64.

For adults, the FDA has granted VAX-24 Fast Track and Breakthrough Therapy designations which are designed to facilitate the development and expedite the review of drugs, including vaccines, which treat or prevent serious conditions and fill an unmet medical need. In October 2023, we completed a successful End-of-Phase 2 meeting with the FDA. The meeting focused on the VAX-24 adult Phase 3 clinical program, including the design of the pivotal, non-inferiority study and other Phase 3 studies needed to support a BLA submission. Based on the End-of-Phase 2 meeting, we believe there is agreement with the FDA on the clinical design of the adult Phase 3 program, including the approximate overall number of subjects, the primary and secondary endpoints for the pivotal, non-inferiority study as well as confirmation that the planned immunogenicity analyses are sufficient to support licensure and an efficacy study is therefore not required. Following the successful End-of-Phase 2 meeting with the FDA regarding the VAX-24 adult Phase 3 clinical program, and as part of ongoing CMC-focused discussions, we received encouraging input from the FDA regarding the VAX-24 adult licensure requirements. We were granted these discussions under the VAX-24 adult Breakthrough Therapy designation and expect to seek additional CMC-focused input from the FDA as we prepare for and conduct the VAX-24 adult Phase 3 program.

Following the topline data from the VAX-31 adult Phase 1/2 study described below, which is expected in the third quarter of 2024, we expect to determine whether to advance VAX-24 or VAX-31 to an adult Phase 3 program. If we move forward with the VAX-24 adult Phase 3 program, we expect to initiate the pivotal, non-inferiority study in adults aged 50 and older in the second half of 2024 and announce topline safety, tolerability and immunogenicity data from this study in the second half of 2025. We would expect to initiate the remaining Phase 3 studies, which are shorter in duration than the non-inferiority study, for VAX-24 in the adult population in 2025 and 2026. If we move forward with the VAX-31 adult Phase 3 program, we expect to initiate the full complement of potential Phase 3 studies in 2025 and 2026. Subject to the results of the adult Phase 3 studies, we would expect to submit a BLA shortly following the completion of the last Phase 3 study.

For the pediatric population, in February 2023, we announced the FDA cleared the VAX-24 IND application for the prevention of IPD in infants. In March 2023, we announced that the first participants were dosed in the first stage of a Phase 2 study of VAX-24 in healthy infants and, in July 2023, we announced that the ongoing study had advanced to the second and final stage. The independent Data Safety Monitoring Board (“DSMB”) approved advancing to the second stage of the study following the review of the safety and tolerability results from the first stage. New participants were enrolled and dosed in Stage 2 of the study in July 2023. Additionally, in agreement with the FDA, we amended the study protocol for Stage 2, changing the study comparator to PCV20, which became the broadest-spectrum PCV recommended by ACIP in June 2023. We expect to share topline data from the primary three-dose immunization series of the study by the end of the first quarter of 2025, followed by topline data from the booster dose by the end of 2025.

Adult Indication

We are using OPA titers as the primary immunogenicity endpoint for the VAX-24 program in adults. OPA is believed to be the primary protective mechanism against pneumococcal disease. In addition, we are measuring IgG responses as a secondary endpoint, as such responses may serve as supportive evidence of immunogenicity for comparison. Based on our End-of-Phase 2 meeting with the FDA, we believe that these endpoints, if met in a Phase 3 trial, will be sufficient to obtain regulatory approval of VAX-24 and that we will not need a clinical field efficacy study.

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

Phase 1/2 Clinical Proof-of-Concept Study in Adults Aged 18 to 64

Our first-in-human study was a randomized, double-blind, dose-finding, controlled Phase 1/2 clinical proof-of-concept study designed to evaluate the safety, tolerability and immunogenicity of VAX-24 in healthy adults aged 18 to 64. The Phase 1 portion of the study evaluated the safety and tolerability of a single injection of VAX-24 at three dose levels, 1.1mcg, 2.2mcg and 2.2mcg/4.4mcg, and compared to PCV20 in 64 healthy adults aged 18 to 49. Participants were randomized equally in four separate arms and were evaluated for safety 8 and 29 days after dosing. The Phase 2 portion evaluated the safety, tolerability and immunogenicity of a single injection of VAX-24 at the same three dose levels and compared to a single injection of PCV20 in 771 healthy adults 50 to 64 years of age. Participants were randomized equally in four separate arms and approximately 28 days after participants were dosed, samples were collected to assess immunogenicity. The immunogenicity objectives of the Phase 2 portion of the study included an assessment of the induction of antibody responses, using OPA and IgG, at each of the three VAX-24 doses and compared to PCV20, and for the additional four serotypes contained in VAX-24 (and PPSV23), but not in PCV20, the percentage of subjects that experienced a four-fold rise in antibody titers. Participants in the study were evaluated for safety through six months after vaccination.

Figure 11 is a schematic of the overall study design of our Phase 1/2 study:

Figure 11.

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

Figure 12.

In this study, VAX-24 demonstrated robust OPA and IgG immune responses for all 24 serotypes at all doses studied (1.1mcg, 2.2mcg, 2.2mcg/4.4mcg). At the conventional 2.2mcg dose, which we plan to advance to a potential Phase 3 program, VAX-24 met or exceeded the established regulatory immunogenicity standards for all 24 serotypes. At this dose, VAX-24 met the standard OPA response non-inferiority criteria for all 20 serotypes common with PCV20, of which 16 serotypes (3, 4, 6B, 7F, 8, 9V, 10A, 11A, 12F, 14, 15B, 18C, 19A, 19F, 23F and 33F) achieved higher immune responses and four serotypes (9V, 18C, 19F and 33F) reached statistical significance. Additionally, at all three doses, VAX-24 met the standard superiority criteria for all four serotypes (2, 9N, 17F and 20B) unique to VAX-24. VAX-24 has the potential to cover an additional 14-26 percent of strains causing IPD in adults over the current standard-of-care PCVs.

Figure 13.

Figure 14.

Based on the results of this study, the FDA granted Breakthrough Therapy designation for VAX-24 in adults. The FDA’s Breakthrough Therapy process is designed to expedite the development and review of drugs that are intended to treat a serious or life-threatening condition. The designation is based upon preliminary clinical evidence indicating that the drug or vaccine may demonstrate substantial improvement over available therapies on one or more clinically significant endpoints. With Breakthrough Therapy designation, we have access to all of the elements of the FDA’s Fast Track program, as well as the ability to receive guidance and support from the FDA on an efficient drug development program and an organizational commitment from senior managers within the FDA.

Phase 2 Clinical Study in Adults 65 and Older

To add to the body of data in adults, we conducted a separate Phase 2 study in adults aged 65 and older. This study was a randomized, double-blind, dose-finding, controlled Phase 2 study designed to evaluate the safety, tolerability and immunogenicity of a single injection of VAX-24 at the same three dose levels evaluated in the Phase 1/2 study, 1.1mcg, 2.2mcg and 2.2mcg/4.4mcg, and compared to a single injection of PCV20 in 207 healthy adults aged 65 and older. Participants were randomized equally in four separate arms and approximately 28 days after participants were dosed, samples were collected to assess immunogenicity. The immunogenicity objectives of the study include an assessment of the induction of antibody responses, using OPA and IgG, at each of the three VAX-24 doses and compared to PCV20, and for the additional four serotypes contained in VAX-24 (and PPSV23), but not in PCV20, the percentage of subjects that experience a four-fold rise in antibody titers. This study was designed to inform the powering of a Phase 3 study and was not powered to demonstrate non-inferiority. Participants in the study also were evaluated for safety through six months after vaccination.

Figure 15 is a schematic of the overall study design of our Phase 2 study in adults aged 65 and older:

Figure 15.

On April 17, 2023, we announced positive results from this Phase 2 study of VAX-24 in adults aged 65 and older, as well as data from the full six-month safety assessment and prespecified pooled immunogenicity analyses from both the Phase 2 study in adults aged 65 and older and the prior Phase 1/2 study in adults aged 18-64.

In this Phase 2 study, VAX-24 demonstrated robust OPA immune responses across all 24 serotypes at all doses studied (1.1mcg, 2.2mcg, and 2.2mcg/4.4mcg), confirming the prior Phase 2 adult study results. The VAX-24 2.2mcg dose, which we plan to advance to a potential Phase 3 program, showed an overall improvement in immune responses compared to PCV20 relative to the results from the prior Phase 2 study in adults aged 50-64. The six-month safety data from both adult studies showed safety and tolerability results for VAX-24 similar to PCV20 at all doses studied.

Figure 16.

Consistent with prior Phase 2 study, the 2.2mcg dose demonstrated higher OPA GMR for 16 out of the 20 shared serotypes. The 2.2mcg dose showed robust immune responses for all 24 serotypes.

Figure 17.

Figure 18.

Prespecified Pooled Immunogenicity Analyses of Data from VAX-24 Adult Phase 2 Studies

Additionally, we conducted prespecified pooled analyses of data from both adult Phase 2 studies to evaluate the immunogenicity of VAX-24 in participants aged 50 and older and aged 60 and older, which are representative populations for the potential VAX-24 Phase 3 pivotal study. The prespecified pooled immunogenicity analyses of data from both adult Phase 2 studies showed the VAX-24 2.2mcg dose met the OPA non-inferiority criteria for all 20 serotypes common with PCV20 and met the superiority criteria for the four additional serotypes unique to VAX-24. In the pooled group with participants aged 50 and older, VAX-24 met the OPA response non-inferiority criteria for all 20 serotypes common with PCV20, of which 16 achieved higher immune responses and four reached statistical significance. In the pooled group with participants aged 60 and older, VAX-24 met the OPA response non-inferiority criteria for all 20 serotypes common with PCV20, of which 17 achieved higher immune responses and three reached statistical significance.

Figure 19.

Combined Six-Month Safety Data from Both Adult VAX-24 Studies

In April 2023, we also reported the full six-month safety results from the VAX-24 Phase 2 study in adults aged 65 and older and the VAX-24 Phase 1/2 study in adults aged 18-64. Through six months, VAX-24 demonstrated safety and tolerability results similar to PCV20 across all ages and doses studied. Frequently reported local and systemic reactions were generally mild-to-moderate, resolving within several days of vaccination, with no meaningful difference observed across the cohorts. Further, no serious adverse events or new onset chronic illnesses were considered to be related to study vaccines. In a VAX-24 arm of the Phase 2 study in adults aged 65 and older, one participant with multiple pre-existing risk factors suffered a sudden cardiac death six months post-vaccination, which the Principal Investigator determined was not related to study vaccine due to the participant’s history of hypertensive cardiovascular disease.

Figure 20.

Pediatric Indication

We are also developing VAX-24 as a pediatric vaccine. In August 2022, we announced successful completion of a pre-IND meeting with the FDA regarding our pediatric clinical program for VAX-24. We received positive written feedback from the FDA supporting the initiation of a pediatric study that proceeds directly into infants contingent on satisfactory topline safety, tolerability and immunogenicity results from the VAX-24 Phase 1/2 clinical proof-of-concept study in adults 18 to 64 years of age, which we have since demonstrated. This approach provides us with an accelerated clinical path to deliver a potentially best-in-class PCV, VAX-24, to the pediatric population, which represents the largest portion of the pneumococcal vaccine market in the United States. In February 2023, we announced the FDA cleared the VAX-24 IND application for the prevention of IPD in infants. In March 2023, we announced that the first participants were dosed in the first stage of a Phase 2 study of VAX-24 in healthy infants and, in July 2023, we announced that the ongoing study had advanced to the second and final stage. The independent DSMB approved advancing to the second stage of the study following the review of the safety and tolerability results from the first stage. New participants were enrolled and dosed in Stage 2 of the study in July 2023. Additionally, in agreement with the FDA, we amended the study protocol for Stage 2, changing the study comparator to PCV20, which became the broadest-spectrum PCV recommended by the ACIP in June 2023.

The Phase 2, randomized, observer-blind, dose-finding two-stage clinical study is evaluating the safety, tolerability and immunogenicity of VAX-24 at three dose levels, 1.1mcg, 2.2mcg, and 2.2mcg/ 4.4mcg, and compared to PCV15 and PCV20 in healthy infants. The Stage 1 portion of the study evaluated the safety and tolerability of a single injection of VAX-24 at three dose levels compared to PCV15 in approximately 48 infants in a dose-escalation approach. The Stage 2 portion is evaluating the safety, tolerability and immunogenicity of VAX-24 at three dose levels and compared to PCV20 in approximately 750 infants. In line with recommendations from the ACIP, the study design includes a primary immunization series consisting of three doses given at two months, four months and six months of age, followed by a subsequent booster dose at 12-15 months of age. The key prespecified immunogenicity study endpoints include an assessment of immune responses for all three VAX-24 doses and compared to PCV20 on the shared serotypes measured at 30 days post-dose three (“PD3”) and post-dose four (“PD4”). Immune responses will be assessed based on anti-pneumococcal polysaccharide serotype-specific IgG responses (proportion of participants achieving the accepted IgG threshold value of ≥0.35mcg/ml) at 30 days PD3 and IgG geometric mean titer ratios at 30 days PD4. All participants in the study will be evaluated for safety through six months following the booster dose. We expect to share topline data from the primary three-dose immunization series of the study by the end of the first quarter of 2025, followed by topline data from the booster dose by the end of 2025.

Figure 21.

We expect the data will inform on the dose levels for each of the conjugates in the final VAX-24 infant formulation. Consistent with the approval processes for PCV13, PCV15 and PCV20 in infants, we do not anticipate that a clinical field efficacy trial will be required for VAX-24 in the pediatric population. We expect the clinical development of VAX-24 to follow the same approach utilized for PCV13, PCV15 and PCV20, where vaccine effectiveness against IPD was inferred from immunologic correlates. In contrast to the adult population, VAX-24 approval in the pediatric population is expected to be based on a non-inferiority comparisons of IgG responses to PCV20, the current standard-of-care in infants.

If our Phase 2 trials are completed successfully, we expect to conduct pivotal Phase 3 trials in the pediatric population that focus on evaluating non-inferiority to PCV20 for immunogenicity and seroconversion or antibody concentration threshold; assessing U.S. routine vaccination responses following concomitant administration with VAX-24; and generating a sufficient safety database in infants. The Phase 3 non-inferiority results would then be used to seek approval of VAX-24 in the pediatric population. This approach is similar to the approach utilized to develop PCV13, where the immunogenicity of PCV13 was compared to the original 7-valent Prevnar product, which was the standard-of-care at the time, as well as PCV15 and PCV20 which were compared to PCV13.

VAX-31

VAX-31 is a franchise extension of VAX-24 that, if approved, would expand strain coverage from 24 to 31 strains and demonstrate the scalable and modular nature of conjugate vaccines we can develop. VAX-31 includes all of the strains contained in VAX-24 plus incremental strains that were selected based on the epidemiological evidence demonstrating their role in circulating IPD and is designed to protect against these emerging strains and to help address antibiotic resistance. The serotypes in VAX-31 cover approximately 95% of the circulating IPD in the U.S. adult population and 98% in the UK adult population.

We have completed multiple preclinical proof-of-concept studies for VAX-31 in rabbit models compared to PCV13, as well as 31 polysaccharides absorbed onto alum. IgG responses in rabbits were superior to polysaccharide/alum and comparable to the common 13 strains in PCV13. We completed the process of transferring and scaling the conjugation processes at Lonza for each of the incremental conjugates contained in VAX-31 over and above those contained in VAX-24. The data shown below in Figure 22 was generated using those conjugates produced at larger scale at Lonza and confirm that the eCRM and polysaccharide raw materials and the conjugation processes for each of the conjugates in VAX-31 demonstrate immunogenicity comparable to PCV13 and superior to polysaccharide/alum alone, consistent with prior lots of VAX-31.

Figure 22.

In October 2023, we announced the FDA clearance of the IND application for VAX-31 for the prevention of IPD in adults. In November 2023, we announced that the first participants were dosed in a Phase 1/2 clinical study for VAX-31 in adults. The VAX-31 Phase 1/2 clinical study is a randomized, observer-blind, active-controlled, dose-finding clinical study designed to evaluate the safety, tolerability and immunogenicity of VAX-31 at three dose levels (low, middle and high) and compared to PCV20 in 1,015 healthy adults aged 50 and older. The Phase 1 portion of the study evaluated the safety and tolerability of a single injection of VAX-31 at three dose levels and compared to PCV20 in 64 healthy adults 50 to 64 years of age. An independent Data Monitoring Committee conducted an assessment of the Phase 1 safety and tolerability results and recommended that the study proceed as planned to Phase 2. Phase 1 participants will also be evaluated for immunogenicity, and the Phase 1 safety, tolerability and immunogenicity data will be pooled with the participants in the Phase 2 portion of the study. The Phase 2 portion of the study will evaluate the safety, tolerability and immunogenicity of a single injection of VAX-31 at the same three dose levels and compared to PCV20 in 951 healthy adults 50 years of age and older. Participants were randomized equally in four separate arms and, 30 days after dosing, serology samples will be collected to assess immunogenicity. The immunogenicity objectives of the study include an assessment of the induction of antibody responses, using OPA and IgG, at each of the three VAX-31 doses and compared to PCV20 for the 20 serotypes in common, as well as for the additional 11 serotypes contained in VAX-31, but not in PCV20. Participants in the study are being evaluated for safety through six months after vaccination. The study is being conducted at approximately 25 sites in the United States. In January 2024, we announced the completion of enrollment in the Phase 1/2 clinical study evaluating VAX-31 in healthy adults aged 50 and older. We expect to announce topline safety, tolerability and immunogenicity data from the Phase 1/2 study in the third quarter of 2024.

Figure 23.

PCV Adult Program Next Steps

At the end of October 2023, we completed a successful End-of-Phase 2 meeting with the FDA. The meeting focused on the VAX-24 adult Phase 3 clinical program, including the design of the pivotal, non-inferiority study and other Phase 3 studies needed to support a BLA submission. Based on the End-of-Phase 2 meeting, we believe there is agreement with the FDA on the clinical design of the adult Phase 3 program, including the approximate overall number of subjects, the primary and secondary endpoints for the pivotal, non-inferiority study as well as confirmation that the planned immunogenicity analyses are sufficient to support licensure and a separate efficacy study is therefore not required. In January 2024, we announced that we received encouraging input from ongoing discussions with the FDA about the VAX-24 adult program to further inform our CMC licensure requirements and that we expect to seek additional CMC-focused input from the FDA as we prepare for and potentially conduct our VAX-24 adult Phase 3 program. Following the topline data from the VAX-31 adult Phase 1/2 study, which is expected in the third quarter of 2024, we expect to determine whether to advance VAX-24 or VAX-31 to an adult Phase 3 program. If we move forward with the VAX-24 adult Phase 3 program, we expect to initiate the pivotal, non-inferiority study in adults aged 50 and older in the second half of 2024 and announce topline safety, tolerability and immunogenicity data from this study in the second half of 2025. We would expect to initiate the remaining Phase 3 studies, which are shorter in duration than the non-inferiority study, for VAX-24 in the adult population in 2025 and 2026. If we move forward with the VAX-31 adult Phase 3 program, we expect to initiate the full complement of potential Phase 3 studies in 2025 and 2026. Subject to the results of the adult Phase 3 studies, we would expect to submit a BLA for VAX-24 or VAX-31 shortly following the completion of the last Phase 3 study.

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

Group A Strep Disease Background and Market Opportunity

Streptococcus pyogenes (S. pyogenes or Group A Strep) bacteria cause a wide spectrum of both acute and chronic clinical conditions that lead to considerable disease burden globally. Group A Strep causes an estimated 800 million cases of illness each year and is one of the leading infectious disease-related causes of death and disability worldwide. It is estimated that over 600,000 deaths globally result from Group A Strep, which is in line with the impact seen from the Measles, Rotavirus and Pertussis. The total annual market for a Group A Strep vaccine is estimated at approximately $3 billion to $4 billion globally. The annual economic burden of Group A Strep disease in the U.S. population is estimated to exceed $6 billion resulting from invasive disease and non-severe acute upper respiratory infections. In addition, Group A Strep drives significant antibiotic use, especially among children, and as such contributes towards increased antimicrobial resistance. Among older adults (≥ 65 years) in the United States, rates of invasive disease and deaths caused by Group A Strep have more than doubled over the last decade. Some of the most serious consequences of Group A Strep include invasive diseases such as flesh-eating disease (necrotizing fasciitis), sepsis and sequelae such as rheumatic heart disease (RHD). Approximately 40 million people are currently affected by RHD worldwide. Importantly, the majority of Group A Strep infections lead to pharyngitis, commonly known as strep throat, which is highly prevalent in school-age children. In the United States, an estimated 17% of outpatient antibiotic prescriptions dispensed to children aged 3 to 9 years are for the treatment of suspected Group A Strep infections. Studies have indicated that antibiotic resistance to Group A Strep has significantly increased over the past decade, leading the CDC to categorize Group A Strep as a concerning threat. Additionally, the development of vaccines against Group A Strep has become a priority for the WHO amid recognition of the rising disease incidence globally, as well as the need to combat avoidable antibiotic consumption.

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

Our initial preclinical proof-of-concept study was published in the journal Infectious Microbes & Diseases in December 2020. In the study, a novel protein and polysaccharide conjugate of the Group A Strep polysaccharide was constructed for inclusion in a universal subunit vaccine against infections by the pathogen. The VAX-A1 vaccine candidate, based on SpyAD-conjugated to a modified polyrhamnose backbone (lacking N-acetyl glucosamine) and including SLO and C5a peptidase, demonstrated protection from subcutaneous and systemic challenge in mice, antibody binding and opsonophagocytic killing for multiple Group A Strep M Protein Gene types and no evidence of cross-reactivity to human heart and brain tissue antigens (Figure 24), which is a key leading indicator of vaccine safety. The study was carried out in collaboration with researchers at the Division of Host-Microbe Systems and Therapeutics, Department of Pediatrics, University of California School of Medicine and the Skaggs School of Pharmacy and Pharmaceutical Sciences at the University of California, San Diego.

Figure 24.

Our VAX-A1 vaccine development program currently is funded in part by a grant obtained from Combating Antibiotic Resistant Bacteria Biopharmaceutical Accelerator (“CARB-X”), a global non-profit partnership dedicated to accelerating antibacterial innovation to tackle the rising global threat of drug-resistant bacteria. The CARB-X grant provides for total potential funding of up to $14.6 million (including $11.7 million awarded to date since the grant’s inception in 2019) upon the achievement of VAX-A1 development milestones through June 2024.

We nominated the final vaccine candidate for our VAX-A1 program and initiated IND-enabling activities in 2021. We continue to advance the development of VAX-A1 and we intend to provide further information about the anticipated timing of an IND application as the program progresses. Upon completion of the preclinical development program and IND-enabling activities for VAX-A1, we intend to conduct a multi-center, randomized, placebo-controlled Phase 1/2 study in adults. The primary objectives of the initial clinical trial will be to evaluate safety and tolerability. Secondary exploratory endpoints will be to measure IgG immune response to the vaccine antigens and to evaluate the ability of the antibodies produced in response to vaccination to inhibit and prevent infections caused by Group A Strep.

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

Periodontitis is a highly prevalent disease impacting > 40% of U.S. adults above the age of 30, and with similar rates globally. Periodontal disease caused an estimated loss of approximately $330 billion in the United States and Europe in 2018, with the direct costs alone exceeding $6 billion. The indirect costs are multiples of the direct costs as a result of high rates of edentulism (loss of teeth) and increased risk of many other diseases mentioned above.

VAX-PG

We are developing a novel protein vaccine candidate, VAX-PG, targeting P. gingivalis that incorporates protein antigens that we believe are uniquely enabled with our technology. Our initial goal is to develop a therapeutic vaccine to slow or stop disease progression; however, the results from clinical trials may inform the potential adoption of prophylactic immunization.

VAX-PG, which includes cell-free produced P. gingivalis virulence factors, including gingipains, were tested in a preclinical model that mimics periodontal disease. The results, which we believe generally demonstrate preclinical proof of concept for a periodontitis protein vaccine, were published in the Journal of Clinical Periodontology in February 2019. The vaccine elicited protein-specific IgG response following immunization and protected mice from P. gingivalis-elicited oral bone loss. Shown in Figure 25 is the objective bone loss of VAX-PG with alum, Monophospholipid A, or no adjuvant. Immunization with all formulations of VAX-PG provided significant protection against oral bone loss compared to the no vaccine oral challenged control group (p<0.01, ANOVA with Dunns multiple comparisons).

Figure 25.

ABC = alveolar bone crest

CEJ = cement-enamel junction

Shown below in Figure 26 are pictures of representative mouse jaws from the experiment. As can be seen, the vaccinated mice had considerably less bone loss than the unvaccinated and challenged control animals.

Figure 26.

We nominated a final vaccine candidate for our VAX-PG program in 2022 and are conducting large-animal confirmatory studies prior to advancing the program to potential IND-enabling activities. Upon completion of the preclinical development program and IND-enabling activities for VAX-PG, if successful, we intend to conduct a multi-center, randomized, placebo-controlled Phase 1/2 study in adults with mild to moderate chronic periodontal disease. The primary objectives of the initial clinical trial will be to evaluate safety and tolerability. Secondary exploratory endpoints will be to measure IgG immune response to the vaccine antigens and to evaluate the ability of the antibodies produced in response to vaccination to inhibit the formation of the poly-microbial biofilm, which is characteristic of periodontal disease.

VAX-GI

VAX-GI is a novel preclinical vaccine candidate being developed as a preventative treatment for dysentery and shigellosis, which is caused by Shigella bacteria. Shigella is a bacterial illness that causes dysentery with symptoms including bloody diarrhea, fever, and stomach cramps. Currently there are no prophylactics and treatment is primarily oral rehydration therapy, with antibiotics (mainly ciprofloxacin and azithromycin) used to shorten the duration of infection. However, the growing incidence of antibiotic resistance has complicated this approach with an increasing rate of extensively drug resistant. Shigella affects an estimated 188 million people worldwide each year and results in approximately 164,000 deaths annually, mostly among children under five years of age in low- and middle-income settings. Further, in young children Shigella can cause malnutrition and induce or exacerbate stunting, leading to a long-term impact on both physical and cognitive development. This has resulted in the WHO including Shigella vaccine development as a priority goal.

VAX-GI, which includes cell-free produced IpaB conjugated to Shigella flexneri 2a polysaccharide was used to vaccinate mice which were evaluated for generation of a productive immune response and protection. All groups were challenged i.n. (pulmonary infection model) with virulent S. flexneri 2a 2457T or S. sonnei Moseley on day 57 postvaccination. Immunization with S. flexneri 2a OPS-IpaB conjugate vaccine afforded 78% protection against homologous S. flexneri 2a challenge (P < 0.0001) whereas S. flexneri 2a OPS-CRM provided only 50% protection (P = 0.0014) (Figure 27A). IpaB alone conferred 67% protection against S. flexneri 2a (P = 0.0003) (Figure 27A). The trend of higher protective efficacy of OPS-IpaB than of OPS-CRM or IpaB alone suggests that both OPS and IpaB contribute to the observed protective immunity. IpaB- and OPS-specific IgG titers in mice that were protected were significantly higher than titers in those that succumbed to infection (Figure 27C). Importantly, S. flexneri 2a OPS-IpaB exhibited 56% protection against heterologous S. sonnei challenge (P < 0.0001) (Figure 27B). Because Shigella O-polysaccharide immunity is serotype specific, this cross protection is attributable to IpaB. This is consistent with the lack of protection in the OPS-CRM group (11% survival). IpaB alone afforded 44% protection against S. sonnei (P = 0.0003) (Figure 27B), which was not significantly different from the protection elicited by S. flexneri 2a OPS-IpaB. IpaB-specific serum IgG was again significantly higher in mice that were protected against S. sonnei infection (Figure 27D). S. flexneri 2a and S. sonnei IpaBs share >98% homology; therefore, cross protection was expected. The slight difference in IpaB efficacy in the two experiments is likely due to the higher severity of S. sonnei infection (mice succumbed sooner). Unvaccinated control mice had very low to no survival.

Figure 27.

Our VAX-GI vaccine development program is currently funded in part by two grants obtained from the NIH administered by the University of Maryland, Baltimore. Our first grant from the NIH was awarded in April 2021 and provides for potential funding up to five years totaling approximately $0.5 million. In June 2023, we received another grant from the NIH that provides for potential funding up to five years totaling approximately $4.6 million.

Manufacturing and Supply

We have designed and developed a proprietary, scalable and portable manufacturing process for VAX-24 and VAX-31 that we believe can scale to address clinical and commercial vaccine supply needed to serve both adult and pediatric populations.

VAX-24 and VAX-31 Process

The manufacturing process for our VAX-24 and VAX-31 vaccine candidates consists of four key components: (i) our proprietary eCRM protein carrier; (ii) the 24 or 31 pneumococcal polysaccharides; (iii) the 24 or 31 conjugate drug substances; and (iv) the mixture of these 24 or 31 drug substances into the final drug product.

eCRM

Our proprietary eCRM protein carrier is produced using our cell-free protein synthesis platform, which is exclusively licensed from Sutro Biopharma for the Vaccine Field (as defined in the Sutro Biopharma License Agreement (as defined below)). eCRM, contains multiple copies of non-native para azido-methyl-phenylalanine (“pAMF”) amino acid. The pAMF amino acids have a specific structure that enables eCRM to participate in the site-specific click chemistry conjugation reaction with activated pneumococcal polysaccharides.

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

Click chemistry provides for a conjugation reaction that is quick, consistent and high-yielding, and which we optimized to be largely standardized across the various polysaccharides. Through statistical design of experiment (“DoE”) studies, we have gained a significant understanding of which variables to adjust to maximize product quality and, accordingly, immunogenicity in rabbit models.

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

For VAX-31, we have completed the manufacturing, testing and release of all 31 drug substance conjugates for the Phase 1/2 and Phase 2 studies in adults and obtained FDA clearance of the IND application. We have now completed enrollment in a Phase 1/2 clinical study in adults.

We currently do not own or operate any manufacturing facilities, but our strategic partnerships with Lonza and other contract manufacturing organizations (“CMOs”) provide us with access to substantial resources to facilitate an independent supply path to the market. We have entered into agreements with Lonza, a leading global contract manufacturer with deep domain expertise and experience in large and small-scale production of clinical, as well as commercial-stage products, to secure capacity, technical expertise and resources to support the production of eCRM, polysaccharides and drug substance for our VAX-24 and VAX-31 Phase 3 programs. We have also entered into a new commercial manufacturing agreement with Lonza to support the potential global commercialization of VAX-24 and VAX-31 in both the adult and pediatric populations. This agreement complements our plans to utilize existing Lonza infrastructure to advance clinical development and the anticipated initial U.S. launch of VAX-24 or VAX-31 for the adult population. We have relationships with other leading CMOs for the production of the final drug product for VAX-24 and VAX-31, for the extract and lysates that we use to manufacture eCRM and for certain raw materials. We have an agreement with Sutro Biopharma pursuant to which Sutro Biopharma supplies us with extract and custom reagents for use in manufacturing preclinical and certain clinical supply of vaccine compositions. In December 2019, we exercised our right to require Sutro Biopharma to establish a second supplier for extract and custom reagents to support future clinical and commercial needs and thereafter initiated a tech transfer to a CMO as a second supplier of extract. In December 2022, we entered into a separate agreement with Sutro Biopharma pursuant to which we enhanced our rights with the second supplier of extract and acquired an option to access expanded rights to develop and manufacture extract, among other rights. In November 2023, we exercised this option and entered in a manufacturing rights agreement to obtain control over manufacturing and development of cell-free extract for our vaccine candidates.

Lonza Agreements

Development and Manufacturing Services Agreements

In April 2022, we entered into a non-exclusive development and manufacturing services agreement with Lonza effective as of March 22, 2022, which was subsequently amended on May 12, 2022, November 21, 2022 and October 31, 2023 (as amended, the “2022 Lonza DMSA”). Pursuant to the 2022 Lonza DMSA, Lonza is obligated to perform services including manufacturing process development and clinical manufacture and supply of our proprietary PCV candidates. Subject to the terms and conditions set forth in the 2022 Lonza DMSA, Lonza has granted to us a non-exclusive, worldwide, fully paid-up, irrevocable, transferable license, including the right to grant sublicenses, under the New General Application Intellectual Property, to research, develop, make, have made, use, sell and import the Product. Unless earlier terminated, the 2022 Lonza DMSA shall remain in place for a period of five years. Either party may terminate the 2022 Lonza DMSA for any reason on prior written notice to the other party, provided that Lonza may not exercise such right until a specified future date. In addition, either party may terminate the 2022 Lonza DMSA (i) within a given time period upon any material breach that is left uncured by the other party, or (ii) immediately if the other party becomes insolvent. We may also terminate the 2022 Lonza DMSA upon an extended force majeure event. Upon expiration and/or termination of the 2022 Lonza DMSA and/or any purchase order, we will pay Lonza for all service rendered, all costs incurred, all unreimbursed capital equipment and any cancellation fees (each term as defined in the 2022 Lonza DMSA).

In February 2023, we entered into another non-exclusive development and manufacturing services agreement with Lonza effective as of March 1, 2023 (the “2023 Lonza DMSA”). Pursuant to the 2023 Lonza DMSA, Lonza will perform manufacturing process development and the manufacture of components for VAX-24 and VAX-31, including the polysaccharide antigens, our proprietary eCRM protein carrier and conjugated drug substances. Subject to the terms and conditions set forth in the 2023 Lonza DMSA, Lonza has granted to us a non-exclusive, worldwide, fully paid-up, transferable license, including the right to grant sublicenses (subject to the prior written consent of Lonza), under the New General Application Intellectual Property, to use, sell and import the Product manufactured under the 2023 Lonza DMSA (but no other products). Unless earlier terminated, the 2023 Lonza DMSA shall remain in place for a period of five years and shall automatically renew for one additional two-year period unless either party provides written notice of non-renewal at least two years prior to the fifth anniversary of the effective date. We may terminate the 2023 Lonza DMSA for any reason on prior written notice to the other party on a Project Plan-by-Project Plan basis. Either party may terminate the 2023 Lonza DMSA (i) within a given time period upon any material breach that is left uncured by the other party, (ii) immediately if the other party becomes insolvent, is dissolved or liquidated, makes a general assignment for the benefit of its creditors, or files or has filed against it, a petition in bankruptcy or has a receiver appointed for a substantial part of its assets, (iii) upon an extended force majeure event, or (iv) if it becomes apparent to either party at any stage in the provision of the Services that it will be impossible to complete the Services for scientific or technical reasons despite exercise of best commercial efforts by both parties. Pursuant to the reason for termination and the party initiating the termination, we will pay Lonza for some combination of services rendered, costs incurred, unreimbursed capital equipment and/or any cancellation fees. Upon an extended force majeure event, neither party shall have any further liability to the other party (each term as defined in the 2023 Lonza DMSA).

Under each of the 2022 Lonza DMSA and 2023 Lonza DMSA (collectively, the “Lonza Agreements”) we pay Lonza agreed-upon fees for their performance of development and manufacturing services and pass through expenses incurred by Lonza for raw materials, as well as customary procurement and handling fees. Under each Lonza Agreement, we own all rights, title and interest in and to any and all New Customer Intellectual Property (as defined in each Lonza Agreement), and Lonza owns all right, title and interest in New General Application Intellectual Property (as defined in each Lonza Agreement).

Commercial Manufacturing and Supply Agreement

On October 13, 2023, Vaxcyte Switzerland GmbH (“Vaxcyte GmbH”), a Swiss limited liability company and wholly owned subsidiary of ours, entered into a pre-commercial services and commercial manufacturing supply agreement with Lonza (the “Commercial Manufacturing and Supply Agreement”).

Pursuant to the Commercial Manufacturing and Supply Agreement, Lonza will (i) construct and build out a dedicated suite (the “Suite”) at Lonza’s facilities in Visp, Switzerland to manufacture certain key components (including drug substance) for our proprietary PCV franchise and any other products or intermediates Vaxcyte GmbH may choose (collectively, the “Products”) and (ii) maintain and operate the Suite (utilizing Lonza’s employees) to manufacture the Products as a service provided to Vaxcyte GmbH, including conducting related quality control and quality assurance operations. Lonza will be a preferred, non-exclusive, supplier of the Products to Vaxcyte GmbH, and Vaxcyte GmbH retains the right to procure the Products from one or more alternate and/or backup manufacturers of the Products (including at our own facilities).

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

Unless earlier terminated, the Commercial Manufacturing and Supply Agreement will remain in effect until December 31, 2038, subject to automatic renewal for up to three additional renewal periods of five years each, unless Vaxcyte GmbH elects not to renew (with 24 months advanced notice to Lonza). Vaxcyte GmbH is permitted to terminate the Commercial Manufacturing and Supply Agreement for convenience or for Lonza’s uncured material breach, in each case subject to certain notice obligations. Lonza is permitted to terminate the Commercial Manufacturing and Supply Agreement in the event that Vaxcyte GmbH commits certain specified material breaches, including uncured failure to pay material, undisputed amounts of money due to Lonza, subject to certain notice obligations. Either party may terminate the Commercial Manufacturing and Supply Agreement in certain circumstances in the event of the other party’s bankruptcy. In the event that Vaxcyte GmbH terminates the agreement for convenience, or Lonza terminates the agreement in the event that Vaxcyte GmbH commits certain specified material breaches, then certain termination consequences may be triggered, including that (i) Vaxcyte GmbH would forfeit any outstanding entitlement to credit from Lonza of the Repurposing Fee (as defined below), and (ii) Vaxcyte GmbH would be obligated to pay Lonza a termination penalty equal to the greater of (a) CHF 70,000,000, or (b) a prespecified number of months’ FTE fees for the actual FTEs assigned to Vaxcyte GmbH as of the date of termination. Within 30 days of the Effective Date, Vaxcyte GmbH paid Lonza a repurposing fee (the “Repurposing Fee”) of CHF 27,000,000 that will be credited back to Vaxcyte GmbH over a 10-year period starting upon commencement of commercial production. In the event of a termination under certain circumstances, Lonza shall be obligated to provide certain wind-down and transition services to Vaxcyte GmbH for up to 12 and 24 months, respectively.

Sutro Biopharma Agreements

Sutro Biopharma is a clinical stage, publicly traded drug discovery, development and manufacturing company using precise protein engineering and rational design (enabled by Sutro Biopharma’s proprietary XpressCF platform technology) to advance next-generation oncology therapeutics. Following our corporate formation, we acquired an exclusive license to Sutro Biopharma’s proprietary cell-free protein synthesis platform, XpressCF, for the discovery, development and sale of vaccines for the treatment or prevention of infectious diseases, excluding cancer vaccines. Under a related supply agreement with Sutro Biopharma, we have an exclusive relationship in our field to buy extract and certain custom reagents for use in manufacturing the vaccine compositions covered by the exclusive license, which we use to produce our protein carriers and certain of our antigens. Under a separate agreement with Sutro Biopharma, we enhanced our rights with respect to access to a second supplier of extract and acquired an option to access expanded rights to develop and manufacture extract, among other rights. In November 2023, we exercised this option and entered in a manufacturing rights agreement to obtain control over manufacturing and development of cell-free extract for our vaccine candidates.

Amended and Restated License Agreement with Sutro Biopharma

We are party to an amended and restated license agreement with Sutro Biopharma, dated October 12, 2015, which was subsequently amended on May 9, 2018, May 29, 2018, September 28, 2023 and November 21, 2023 (as amended, the “Sutro Biopharma License Agreement”). Under the Sutro Biopharma License Agreement, we received an exclusive, worldwide, royalty-bearing, sublicensable license under Sutro Biopharma’s patents and know-how relating to cell-free expression of proteins to (i) research, develop, use, sell, offer for sale, export, import and otherwise exploit specified vaccine compositions, such rights being sublicensable, for the treatment or prophylaxis of infectious diseases, excluding cancer vaccines, and (ii) manufacture, or have manufactured by an approved contract manufacturing organization, such vaccine compositions from extracts supplied by Sutro Biopharma pursuant to the Sutro Biopharma Supply Agreement (as described below). We are obligated to use commercially reasonable efforts to develop, obtain regulatory approval for and commercialize the vaccine compositions. In consideration of the rights granted under the Sutro Biopharma License Agreement, we are obligated to pay Sutro Biopharma a 4% royalty on worldwide aggregate annual net sales of our vaccine products for human health and a 2% royalty on such net sales of vaccine products for animal health. Such royalty rates are subject to specified reductions, including standard reductions for third-party payments and for expiration of relevant patent claims. We are also obligated to pay Sutro Biopharma any royalties due to Stanford University (the upstream licensor of Sutro Biopharma), to the extent the royalties payable by Sutro Biopharma to Stanford University are greater than the royalties payable by us to Sutro Biopharma. Royalties are payable on a vaccine composition-by-vaccine composition and country-by-country basis until the later of expiration of the last valid claim in the licensed patents covering such vaccine composition in such country and ten years after the first commercial sale of such vaccine composition. The latest expiration date of a licensed Sutro Biopharma patent application, if issued, would be 2036, subject to any adjustment or extension of patent term that may be available in a particular country. In addition, we are obligated to pay Sutro Biopharma a percentage of net sublicensing revenue received in the low teen percentages. In addition, in the event we sublicense our non-manufacturing rights under the Sutro Biopharma License Agreement before a specified date, we are obligated to pay Sutro Biopharma a percentage, in the low double-digits, of the sublicensing revenue we receive under such agreement.

On September 28, 2023, we and Sutro Biopharma amended certain terms of the Sutro Biopharma License Agreement, including with respect to (i) royalty reduction provisions applicable in the event of expiration of relevant patent claims, which would result in lower royalties payable by us to Sutro Biopharma under certain circumstances, (ii) the ownership, prosecution, maintenance and enforcement of certain intellectual property rights licensed or arising under the Sutro Biopharma License Agreement (including as agreed to be amended in the Option Agreement (as defined below), and (iii) the timing and form for financial reporting of royalty payment calculations.

The Sutro Biopharma License Agreement will remain in effect until terminated. The agreement may be terminated by either party for the other party’s material breach uncured within 60 days’ notice, by us at will with 60 days’ notice, or by Sutro Biopharma if we challenge Sutro Biopharma’s patents or if we undergo a change of control with a specified competitor of Sutro Biopharma.

Supply Agreement with Sutro Biopharma

In May 2018, we entered into a supply agreement with Sutro Biopharma, which was subsequently amended on February 22, 2021 and November 21, 2023 (as amended, the “Sutro Biopharma Supply Agreement”) pursuant to which we purchase from Sutro Biopharma extract and custom reagents for use in manufacturing non-clinical and certain clinical supply of vaccine compositions utilizing the technology licensed under the Sutro Biopharma License at prices not to exceed a specified percentage above Sutro Biopharma’s fully burdened manufacturing cost. If any extracts or custom reagents do not meet the specifications and warranties provided, then we will not have an obligation to pay for the non-conforming product, and Sutro Biopharma will be obligated to replace the non-conforming product within the shortest possible time with conforming product at our cost. The term of the Sutro Biopharma Supply Agreement is from execution until the later of (i) July 31, 2022, or (ii) or the date that we and Sutro Biopharma enter into the Phase 3/Commercial Supply Agreement and Sutro is supplying to us each Product under the Phase 3/Commercial Supply Agreement (each term as defined in the Sutro Biopharma Supply Agreement). The Sutro Biopharma Supply Agreement may be terminated by either party for the other party’s material breach uncured within 60 days’ notice, by us at will with 60 days’ notice, or by mutual agreement of the parties. In December 2019, we exercised our right to require Sutro Biopharma to establish a second supplier for extract and custom reagents to support our anticipated clinical and commercial needs.

Option Agreement with Sutro Biopharma

In December 2022, we entered into an option grant agreement with Sutro Biopharma (the “Option Agreement”). Pursuant to the Option Agreement, we acquired from Sutro Biopharma (i) authorization to enter into an agreement with an independent alternate CMO to directly source Sutro Biopharma’s cell-free extract, allowing us to have direct oversight over financial and operational aspects of the relationship with the CMO; and (ii) a right, but not an obligation, to obtain certain exclusive rights to internally manufacture and/or source extract from certain CMOs and the right to independently develop and make improvements to extract (including the right to make improvements to the extract manufacturing process as well as cell lines) for use in connection with the exploitation of certain vaccine compositions (the “Option”). We and Sutro Biopharma agreed to negotiate the terms and conditions of a form definitive agreement to be entered into in the event we exercise the Option, which would include the terms and conditions set forth in an executed term sheet between us (the “Term Sheet”) and such terms that were necessary to give effect to each of the terms and conditions set forth in the Term Sheet (the “Form

Definitive Agreement”). The Option period was five years from the date of the Option Agreement, subject to potential acceleration in the event we undergo a change of control.

As consideration for the Option and other rights and authorizations granted to us under the Option Agreement, we paid Sutro Biopharma upfront consideration of $22.5 million, consisting of (i) $10.0 million in cash and $7.5 million worth of shares of our common stock (the number of shares to be calculated based on the arithmetic average of the daily volume weighted average price of our common stock as traded on Nasdaq in the three consecutive trading days immediately prior to the issuance thereof), and (ii) $5.0 million payable within five business days after we and Sutro Biopharma mutually agree in writing upon the Form Definitive Agreement. The 167,780 shares of common stock issued was recorded at fair value of $8.0 million on the date of settlement, December 22, 2022. In the event that we elected to exercise the Option, we agreed to pay Sutro Biopharma an aggregate Option exercise price of $75.0 million in cash in two installments and, upon the occurrence of certain regulatory milestones, certain additional milestone payments totaling up to $60.0 million in cash.

On September 28, 2023, we and Sutro Biopharma mutually agreed in writing upon the Form Definitive Agreement to become effective in the event that we exercise the Option, and on October 2, 2023, we paid the $5.0 million accrued commitment.

On November 21, 2023 (the “Option Exercise Date”), we exercised the Option by submitting written notice thereof to Sutro Biopharma and concurrently paid Sutro Biopharma $50.0 million in cash as the first of two installment payments for the Option exercise price. Under the Option Agreement, we are obligated to pay Sutro an additional $25.0 million in cash within six months of the Option Exercise Date as the second of two installment payments for the Option exercise. Upon the occurrence of certain regulatory milestones, we would be obligated to pay Sutro Biopharma certain additional milestone payments totaling up to $60.0 million in cash. In the event that we undergo a change of control, certain rights and payments may be accelerated.

Manufacturing Rights Agreement with Sutro Biopharma

Concurrent with the payment of the first installment of the Option exercise price pursuant to the Option Agreement, on November 21, 2023, the manufacturing rights agreement (in the form of the Form Definitive Agreement) between us and Sutro Biopharma (the “Manufacturing Rights Agreement”) became effective. Under the Manufacturing Rights Agreement, we received an exclusive (except as to Sutro Biopharma), perpetual (subject to termination), worldwide license, for no additional royalty (i.e., royalty-free, other than any royalties due under the Sutro Biopharma License Agreement), under Sutro Biopharma’s relevant patents and know-how, to manufacture or have manufactured extract and improvements to extract (in any form) solely for use in the research, development, use, production, sale, offering for sale, export, import, commercialization or other exploitation of Vaccine Compositions (as defined in the Sutro Biopharma License Agreement) (as well as certain rights with respect to certain regulatory matters related to extract and its use in connection with such Vaccine Compositions). We have the right to extend our rights and obligations under the Manufacturing Rights Agreement to our affiliates and to sublicense our rights to manufacture extract and improvements to extract to certain third-party CMOs and other contractors (for our benefit and not for such third party’s independent commercial use). For clarity, we are not permitted to manufacture extract for sale to third parties for the independent use of such third parties. Under the Manufacturing Rights Agreement, we have the obligation to protect the confidentiality of the extract manufacturing technology, and Sutro Biopharma has certain audit rights in connection therewith.

Under the Manufacturing Rights Agreement, upon our request and at our cost, Sutro Biopharma will support up to two technology transfers to us (or to an affiliate of ours or certain third-party CMOs designated by us) of certain Sutro Biopharma know-how, materials and information to enable us to manufacture or have manufactured extract. Under certain circumstances, Sutro Biopharma may source extract from us or certain third-party CMOs, subject to reimbursement for technology transfer costs.

The Manufacturing Rights Agreements contains certain terms with respect to the ownership, prosecution, maintenance and enforcement of certain intellectual property rights licensed or arising under the Manufacturing Rights Agreement, which are generally consistent with the Sutro Biopharma License Agreement.

Unless earlier terminated, the Manufacturing Rights Agreement will remain in effect in perpetuity. Sutro Biopharma may only terminate the Manufacturing Rights Agreement in the event of our (i) uncured, intentional, material breach of certain confidentiality provisions resulting in actual, material harm to Sutro Biopharma’s business, (ii) uncured, intentional material breach of certain provisions relating to the use of certain of Sutro Biopharma’s know-how outside of the Vaccine Field, (iii) unintentional, material breach of certain provisions relating to the use of certain of Sutro Biopharma’s know-how outside of the Vaccine Field that we do not use reasonable best efforts to cease and (to the extent reasonably curable) cure in a timely fashion, or (iv) uncured failure to pay the Option exercise price or any undisputed milestone payment under the Option Agreement when due. We may terminate the Manufacturing Rights Agreement at our discretion upon 60 days’ written notice, and both parties may terminate the Manufacturing Rights Agreement upon mutual written consent.

University of California, San Diego License Agreement

We are party to a license agreement with the University of California, San Diego, dated February 4, 2019, which was subsequently amended on August 16, 2019 (as amended, the “UCSD License”) whereby we are the exclusive licensee of an issued U.S. patent and pending U.S. patent application related to a non-cross-reactive Group A Strep carbohydrate antigen and methods of producing the antigen. We licensed this technology for the development of our Group A Strep vaccine candidate.

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

Competition

In recent history, the global vaccine market has been highly concentrated among a small number of multinational pharmaceutical companies. Pfizer, Merck, GSK and Sanofi have been responsible for developing and introducing most new vaccines to the world. As a result of the COVID-19 pandemic, there have been a number of new entrants to the vaccines market, including multinational companies and emerging biopharmaceutical companies. Other pharmaceutical and biotechnology companies, academic institutions, governmental agencies and public and private research institutions are also working towards new solutions given the continuing global unmet medical need.

Within the current pneumococcal vaccine market, Pfizer, Merck and GSK have comprised the significant majority of market share and sales, with Pfizer’s PCV13 and PCV20, Merck’s PPSV23 and PCV15 and GSK’s Synflorix totaling a combined $7.8 billion in global pneumococcal vaccine sales in 2023 (approximately 82%, 14% and 4%, of such sales for these three products, respectively). While PCV13 covers fewer pneumococcal strains than PPSV23, they deliver a T-cell dependent immune response, leading to a stronger and more durable immune response than PPSV23.

Existing vaccine makers, as well as new entrants, are competing to develop the next generation of pneumococcal vaccines. For use in adults, Merck's PCV15 was approved in July 2021 and Pfizer's PCV20 was approved by the FDA in June 2021. As a result of these approvals, the current routine standard-of-care in adults consists of the administration of either PCV20 alone or PCV15 followed by the administration of PPSV23. In June 2023, the ACIP voted to recommend shared clinical decision-making regarding the use of a supplemental PCV20 dose for adults aged 65 years and older who have completed their recommended vaccine series with both PCV13 and PPSV23.

In June 2022, Merck announced FDA approval of PCV15 for the prevention of IPD in infants and children and that ACIP unanimously voted to provisionally recommend use of PCV as an option for pneumococcal vaccination in infants and children. In September 2022, Merck announced that it received a positive opinion from the Committee for Medicinal Products for Human Use (“CHMP”) for PCV15 in infants and children. In April 2023, Pfizer announced that the FDA approved PCV20 for the prevention of IPD in infants and children. In June 2023, the ACIP voted to recommend that providers choose either PCV15 or PCV20 for infants. In January 2024, Pfizer announced that it received a positive CHMP opinion for PCV20 for infants and children.

In April 2022, Merck announced that its investigational 21-valent PCV for adults, V116, received Breakthrough Therapy designation from the FDA. In November 2023, Merck presented positive results from a Phase 3 study evaluating V116 in pneumococcal vaccine-naïve adults. Merck reported that V116 elicited non-inferior immune responses compared to PCV20 for the common 10 serotypes and superior responses for 10 of the 11 unique serotypes and that safety and tolerability endpoints were met. In December 2023, Merck announced that based on these Phase 3 results, the FDA accepted for priority review a new BLA for V116 and set a PDUFA, or target action date, of June 17, 2024.

Sanofi and SK Chemicals have partnered to develop a 21-valent PCV in infants, and GSK, which acquired Affinivax, is developing an affinity-bound pneumococcal vaccine that includes 24 pneumococcal serotypes. GSK has also indicated that it has a 30-plus valent PCV candidate in preclinical development. The biotechnology company Inventprise is developing a 25-valent PCV (“PCV25”) that is currently in a Phase 1/2 clinical study in young adults being conducted in Canada. In January 2024, Inventprise announced that it completed dosing in its Phase 2 study of PCV25 in adults aged 18-49 years old, and that pending the results from that study, it anticipates initiating a Phase 2 study in infants in midyear 2024 and a Phase 2 study in older adults in the second half of 2024.

We believe success will ultimately be based on the combination of several factors, including the broadest coverage of serotypes, immunogenicity, boostability, safety and tolerability. Convenience and pricing may also be factors. Other vaccines in development may obtain FDA approval and commercially launch before VAX-24 or VAX-31. However, if approved, we believe VAX-24 or VAX-31 may obtain an ACIP preferred recommendation and potentially replace both incumbents for pneumococcal disease prevention in both adult and pediatric populations because its broader coverage and improved immune responses demonstrated in Phase 2 should compare favorably to these PCV candidates as a 24-valent or 31-valent alternative, based on our unique site-specific conjugation and carrier-sparing technology.

The competitive landscape for vaccine development for Group A Strep was dormant for more than three decades. However, the FDA lifted a 30-year ban on Group A Strep vaccine clinical trials in 2005, and research has slowly started to resurface, mostly in academic institutions. However, we are not aware of other Group A Strep vaccines in clinical development that would cover all strains of the bacteria. The GSK Vaccines Institute for Global Health is currently working on a pre-clinical vaccine candidate. We are not aware of any other vaccines under clinical development to treat periodontitis. We believe the success of our vaccine candidates in these areas will be based on potential efficacy, safety, tolerability, convenience and pricing. We are aware of some companies developing treatments for other diseases that target the same underlying pathogens that cause Group A Strep, periodontitis and Shigella.

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

Generally, issued patents are granted a term of 20 years from the earliest claimed non-provisional filing date. In certain instances, patent term can be adjusted to recapture a portion of delay by the U.S. Patent and Trademark Office (“USPTO”) in examining the patent application or extended to account for term effectively lost as a result of the FDA regulatory review period, or both. In addition, we cannot provide any assurance that any patents will be issued from our pending or future applications or that any issued patents will adequately protect our vaccine candidates.

Our patent portfolio as of February 27, 2024 contains two issued U.S. patents, two issued Eurasian patents, one issued South Korean patent, three issued Japanese patents, one issued Mexican patent, eight pending U.S. patent applications and two pending patent cooperation treaty applications that are solely owned by us, as well as certain foreign counterparts of a subset of these patent applications in foreign countries, including Australia, Brazil, Canada, China, India, Israel, Japan, South Korea, Taiwan, Mexico, New Zealand, the Philippines, Singapore, South Africa and countries within the European Patent Convention and the Eurasian Patent Organization. For our pneumococcal vaccines, these patent applications are directed to vaccine formulations, protein-antigen conjugates, methods of making protein-antigen conjugates and other processes related to vaccine production, and the promotion of immunogenicity using the protein-antigen conjugates and vaccines. For our Group A Strep vaccine, these patent applications are directed to vaccine formulations, protein-antigen conjugates, vaccines and components thereof, as well as processes for their manufacture. For our periodontitis vaccine, the patents and applications relate to vaccine formulations, protein antigens, and methods of using the vaccine. If issued, the 20-year term expiration dates of our patents will expire between 2037 and 2043, not including any extension of the patent term that may be available in certain jurisdictions. We continue to seek to maximize the scope of our patent protection for all our programs.

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

Coverage and Reimbursement

Sales of our products in the United States will depend, in part, on the extent to which the costs of the products are covered by third-party payors, such as government health programs, commercial insurance and managed health care organizations. The process for determining whether a third-party payor will provide coverage for a pharmaceutical or biological product is typically separate from the process for setting the price of such a product or for establishing the reimbursement rate that the payor will pay for the product once coverage is approved. As a result, a third-party payor’s decision to provide coverage for a pharmaceutical or biological product does not imply that the reimbursement rate will be adequate. Certain Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “ACA”) marketplace and other private payor plans are required to include coverage for certain preventative services, including vaccinations recommended by the ACIP without cost share obligations (i.e., co-payments, deductibles or co-insurance) for plan members. Children through 18 years of age without other health insurance coverage may be eligible to receive such vaccinations free-of-charge through the CDC’s Vaccines for Children program (“VFC”). For Medicare beneficiaries, vaccines may be covered under either the Part B program or Part D depending on several criteria, including the type of vaccine and the beneficiary’s coverage eligibility. If our vaccine candidates, once approved, are covered only under the Part D program, physicians may be less willing to use our products because of the claims adjudication costs and time related to the claims adjudication process and collection of co-payments associated with the Part D program.

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

In the United States, pharmaceutical products are regulated by the FDA under the Federal Food, Drug and Cosmetic Act and other laws, including, in the case of biologics, the Public Health Service Act (the “PHS Act”).

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
•
approval by an institutional review board (“IRB”) or ethics committee at each clinical site before a clinical trial is commenced;
•
completion of adequate and well-controlled human clinical trials in accordance with good clinical practice (“GCP”) requirements to establish that the biological product is “safe, pure and potent,” which is analogous to the safety and efficacy approval standard for a chemical drug product for its intended use;
•
preparation and submission to the FDA of a BLA for marketing approval that includes substantive evidence of safety, purity and potency from results of nonclinical testing and clinical trials;
•
a determination by the FDA within 60 days of its receipt of a BLA to file the application for review;
•
satisfactory completion of an FDA pre-approval inspection of the manufacturing facility or facilities at which the product is produced to assess compliance with applicable current good manufacturing practices (“cGMP”) to assure that the facilities, methods and controls are adequate to preserve the products identify, strength, quality and purity;
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

If a product is approved, the approval may impose limitations on the uses for which the product may be marketed, may require that warning statements be included in the product labeling, may require that additional studies be conducted following approval as a condition of the approval and may impose restrictions and conditions on product distribution, prescribing or dispensing in the form of a Risk Evaluation and Mitigation Strategy (“REMS”), or otherwise limit the scope of any approval. A REMS is a safety strategy to manage a known or potential serious risk associated with a medicine and to enable patients to have continued access to such medicines by managing their safe use, and could include medication guides, physician communication plans or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. The FDA also may condition approval on, among other things, changes to proposed labeling or the development of adequate controls and specifications. In most cases, the FDA must approve a BLA supplement or a new BLA before a product may be marketed for other uses or before specific manufacturing or other changes may be made to the approved product. As a condition of approval, the FDA may also require one or more Phase 4 post-market studies and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization, and may limit further marketing of the product based on the results of these post-marketing studies. Also, product approvals may be withdrawn if compliance with regulatory standards is not maintained or if safety or manufacturing problems occur following initial marketing. In addition, new government requirements may be established that could delay or prevent regulatory approval of our vaccine candidates under development.

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

Biosimilars and Exclusivity

The ACA includes a subtitle called the Biologics Price Competition and Innovation Act of 2009 (“BPCIA”) which created an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-licensed reference biological product. The FDA has issued several guidance documents outlining an approach to review and approval of biosimilars. Biosimilarity, which requires that there be no clinically meaningful differences between the biological product and the reference product in terms of safety, purity and potency, can be shown through analytical studies, animal studies and a clinical trial or trials. Interchangeability requires that a product is biosimilar to the reference product and the product must demonstrate that it can be expected to produce the same clinical results as the reference product in any given patient and, for products that are administered multiple times to an individual, the biologic and the reference biologic may be alternated or switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic.

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

Among policymakers and payors in the United States, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. For example, in March 2010, the ACA was passed, which substantially changed the way healthcare is financed by both the government and private insurers and significantly impacts the U.S. pharmaceutical industry. The ACA, among other things: (i) increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extended the rebate program to individuals enrolled in Medicaid managed care organizations; (ii) created a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for certain drugs and biologics that are inhaled, infused, instilled, implanted or injected; (iii) established an annual, nondeductible fee on any entity that manufactures or imports certain specified branded prescription drugs and biologic agents apportioned among these entities according to their market share in specific government healthcare programs; (iv) expanded the eligibility criteria for Medicaid programs; (v) created a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research; (vi) created a new Medicare Part D coverage gap discount program, in which manufacturers must now agree to offer 70% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D; and (vii) established a Center for Medicare & Medicaid Innovation at the Centers for Medicare & Medicaid Services (“CMS”) to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drugs.

There have been judicial and political challenges to certain aspects of the ACA. By way of example, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was signed into law and included a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on specific individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” The Bipartisan Budget Act of 2018, among other things, amends the ACA, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” On June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the "individual mandate" was repealed by Congress. Prior to the U.S. Supreme Court ruling on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. On August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (“IRA”) into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and creating a new manufacturer discount program. It is unclear how any additional healthcare reform measures of the Biden administration will impact the ACA and our business.

Other legislative changes have been proposed and adopted since the ACA was enacted. For example, on August 2, 2011, the Budget Control Act of 2011 was signed into law, which, among other things, resulted in aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, including the Infrastructure Investment and Jobs Act, will remain in effect through 2032, unless additional Congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries, presidential executive orders and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drug products. At the federal level in July 2021, the Biden administration released an executive order, “Promoting Competition in the American

Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the Department of Health and Human Services (“HHS”) released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. The IRA also, among other things, (i) requires HHS to negotiate the price of certain high-expenditure, single-source drugs and biologics under Medicare Part B and Medicare Part D, and subject drug manufacturers to civil monetary penalties and a potential excise tax if they do not offer Medicare a price that is equal to or less than the negotiated “maximum fair price” under the law, and (ii) imposes rebates for certain drugs and biologics sold under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. Unless an exception applies, single-source vaccines can qualify for Medicare price negotiations 11 years after their BLA is approved and become subject to the IRA’s negotiated maximum fair price ceiling two years after that. However, certain vaccines, including pneumococcal virus vaccines, are excluded from the Medicare Part B inflation rebate. Additionally, CMS has stated in guidance released on February 9, 2023, that it will not impose Medicare Part D inflation rebates at this time on vaccines and other drugs and biologics that are not “covered outpatient drugs” under Medicaid or otherwise do not have an obligation to report drug pricing data to Medicaid. Further, as of January 1, 2023, the IRA eliminates patient cost sharing for FDA-approved adult vaccines that are recommended by the ACIP, and covered under Medicare Part D and mandates that all state Medicaid programs cover FDA-approved adult vaccines that are recommended by the ACIP and their administration without cost sharing starting October 1, 2023. However, the IRA does not change either VFC or the related provisions added in 2010 under the ACA. VFC was established to give first-dollar coverage to children up to 18 years of age whose families could not pay for vaccinations while the ACA guaranteed coverage of vaccines without cost sharing for Americans who are either privately insured or newly covered in states that expanded Medicaid. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. These provisions take effect progressively starting in fiscal year 2023. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. It is currently unclear how the IRA will be effectuated but is likely to have a significant impact on the pharmaceutical industry. Further in response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the CMS Innovation Center which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. Further, on December 7, 2023, the Biden administration announced an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to regulate pharmaceutical product pricing, including price or reimbursement constraints, discounts, restrictions on specific product access, marketing cost disclosure and transparency measures and, in some cases, measures designed to encourage importation from other countries and bulk purchasing.

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

The federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) created additional federal civil and criminal statutes that prohibit, among other things, knowingly and willfully executing a scheme to defraud any healthcare benefit program. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. In addition, HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, and their implementing regulations, imposes specific requirements relating to the privacy, security and transmission of protected health information on HIPAA covered entities, which include certain healthcare providers, health plans and healthcare clearinghouses and their business associates and covered subcontractors who conduct certain activities for or on their behalf involving protected health information on their behalf.

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

Certain countries outside of the United States have a process that requires the submission of a clinical trial application, much like an IND prior to the commencement of human clinical trials. In Europe, for example, a clinical trial application (“CTA”) must be submitted to the competent national health authority and to independent ethics committees in each country in which a company intends to conduct clinical trials. Once the CTA is approved in accordance with a country’s requirements, clinical trial development may proceed in that country. In all cases, the clinical trials must be conducted in accordance with GCPs and other applicable regulatory requirements.

The requirements and process governing the conduct of clinical trials, product licensing, pricing and reimbursement vary from country to country. In all cases, the clinical trials are conducted in accordance with GCP and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki.

Under European Union regulatory systems, a company may submit marketing authorization applications either under a centralized or decentralized procedure. The centralized procedure is compulsory for medicinal products produced by biotechnology or those medicinal products containing new active substances for specific indications such as the treatment of AIDS, cancer, neurodegenerative disorders, diabetes, viral diseases and designated orphan medicines, and optional for other medicines which are highly innovative. Under the centralized procedure, a marketing application is submitted to the European Medicines Agency (“EMA”) where it will be evaluated by the Committee for Medicinal Products for Human Use, and a favorable opinion typically results in the grant by the European Commission of a single marketing authorization that is valid for all European Union member states within 67 days of receipt of the opinion. The initial marketing authorization is valid for five years, but once renewed is usually valid for an unlimited period.

To market a medicinal product in the European Economic Area (“EEA”), which is comprised of the 28 Member States of the EU plus Norway, Iceland and Liechtenstein, we must obtain a Marketing Authorization, (“MA”). There are two types of marketing authorizations:

•
The Community MA, which is issued by the European Commission through the Centralized Procedure, based on the opinion of the Committee for Medicinal Products for Human Use of the EMA, and which is valid throughout the entire territory of the EEA. The Centralized Procedure is mandatory for certain types of products, such as biotechnology medicinal products, orphan medicinal products, advanced therapy products and medicinal products containing a new active substance indicated for the treatment certain diseases, such as AIDS, cancer, neurodegenerative disorders, diabetes, auto-immune and viral diseases. The Centralized Procedure is optional for products containing a new active substance not yet authorized in the EEA, or for products that constitute a significant therapeutic, scientific or technical innovation or which are in the interest of public health in the EU; and
•
National MAs, which are issued by the competent authorities of the Member States of the EEA and only cover their respective territory, are available for products not falling within the mandatory scope of the Centralized Procedure. Where a product has already been authorized for marketing in a Member State of the EEA, this National MA can be recognized in another Member State through the Mutual Recognition Procedure. If the product has not received a National MA in any Member State at the time of application, it can be approved simultaneously in the various Member States through the Decentralized Procedure.

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

Privacy and Data Protection Laws

We are, or may become subject to numerous data privacy and security obligations, including federal, state, local, and foreign laws, regulations, guidance, and industry standards related to data privacy, security, and the protection of health-related and other personal data. Such obligations may include, without limitation, the Federal Trade Commission Act, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020 (the “CPRA” and collectively, the “CCPA”), the European Union’s General Data Protection Regulation 2016/679 (the “EU GDPR”), and the EU GDPR as it forms part of the United Kingdom (the “UK”) law by virtue of section 3 of the European Union (Withdrawal) Act 2018, or the UK GDPR, and the ePrivacy Directive. In addition, numerous U.S. states — including California, Colorado, Connecticut, Utah, and Virginia — have enacted comprehensive data privacy laws in the past few years.

Foreign data privacy and security laws (including but not limited to the EU GDPR and UK GDPR) may impose significant and complex compliance obligations on entities that are subject to those laws. As one example, the EU GDPR applies to any company established in the EEA, and to companies established outside the EEA that process personal data in connection with the offering of goods or services to data subjects in the EEA or the monitoring of the behavior of data subjects in the EEA. Failure to comply with the requirements of the EU GDPR and the applicable national data protection laws of the EU member states may result in: temporary or definite bans on processing of personal data and other corrective actions; fines of up to €20,000,000 or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, and other administrative penalties; or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests.

See the section titled “Risks Related to Government Regulation” for additional information about the laws and regulations to which we are or may become subject to and about the risks to our business associated with such laws and regulations.

Employees & Human Capital

As of December 31, 2023, we had 254 full-time employees, 35 of whom have Ph.D. degrees. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

We recognize that identifying, attracting, incentivizing, integrating, retaining and promoting talented employees is vital to our success, particularly as we continue to grow. We aim to create an equitable, inclusive and empowering environment in which our employees can grow and advance their careers, with the overall goal of developing, expanding and retaining our workforce to support our current pipeline and future business goals. Our efforts to recruit and retain a diverse and passionate workforce include providing competitive compensation, including equity incentive compensation, and comprehensive benefits that provide resources to help our employees.

Training and educating our employees is key to our organizational success. We endeavor to provide in person and virtual trainings, as well as experiential learning through cross-functional exposure via presentations or shadowing opportunities. In addition, we value our employee's opinions and thoughts and provide virtual and onsite forums where our employees can provide feedback on corporate initiatives, recognize each other’s contributions and accomplishments, and provide other suggestions for improving our evolving workplace. We prioritize employee feedback and conduct an employee survey to measure employee engagement and to inform future talent initiatives.

In addition, we are committed to our employees’ health, safety and well-being. In March 2020, in response to the COVID-19 pandemic, we adjusted our workplace policies to allow employees to work from home and we remodeled our work paradigm to one that is flexible and designed to accommodate a range of work profiles from office based to hybrid to fully remote, allowing us to maximize productivity and performance. We leveraged remote hiring supported by virtual processes through which we provided a high level of interpersonal engagement and continued to expand our robust onboarding program to ensure all new hires are grounded in our business and culture.

Corporate and Other Information

We are headquartered in San Carlos, California. We were incorporated in the state of Delaware on November 27, 2013 as SutroVax, Inc. and we changed our name to Vaxcyte, Inc. in May 2020. Our website is located at https://www.vaxcyte.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K including their exhibits, proxy and information statements, and amendments to those reports filed or furnished pursuant to Section 13(a), 14, and 15(d) of the Securities Exchange Act of 1934 (as amended, the “Exchange Act”) are available through the “Investors & Media” portion of our website free of charge as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Information on our website is not part of this Annual Report on Form 10-K or any of our other securities filings unless specifically incorporated herein or therein by reference. In addition, our filings with the SEC may be accessed through the SEC’s website at http://www.sec.gov. All statements made in any of our securities filings, including all forward-looking statements or information, are made as of the date of the document in which the statement is included, and we do not assume or undertake any obligation to update any of those statements or documents unless we are required to do so by law.

Item 1A. Risk Factors.

RISK FACTORS

Our business involves significant risks, some of which are described below. You should carefully consider the risks described below, as well as the other information in this Annual Report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the related notes. The occurrence of any of the events or developments described below could harm our business, financial condition, results of operations and growth prospects. In such an event, the market price of our common stock could decline and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. This Annual Report on Form 10-K also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors that are described below and elsewhere in this Annual Report on Form 10-K.

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

Our current vaccine candidate pipeline includes three preclinical programs and two clinical programs. We may encounter unforeseen expenses, difficulties, complications, delays and other known or unknown factors in achieving our business objectives, including with respect to our vaccine candidates. We will need to transition at some point from a company with a research and development focus to a company capable of supporting commercial activities. We may not be successful in such a transition.

We have incurred significant net losses since inception and anticipate that we will continue to incur substantial net losses for the foreseeable future. We currently have no source of product revenue and may never achieve profitability. Our stock is a highly speculative investment.

We are a clinical-stage biotechnology vaccine company. Investment in clinical-stage companies and vaccine development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential vaccine candidate will not gain regulatory approval or become commercially viable. We do not have any products approved for sale and have not generated any revenue from product sales. As a result, we are not profitable and have incurred losses in each year since inception. Our net losses were $402.3 million and $223.5 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, we had an accumulated deficit of $924.4 million.

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

As of December 31, 2023, we had cash, cash equivalents and investments of $1,242.9 million. We believe our existing cash, cash equivalents and investments will fund our current operating plans through at least 12 months from the filing date of this Annual Report on Form 10-K. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned. Furthermore, we will need to raise substantial additional capital to complete the development, manufacturing and commercialization of our drug candidates. We expect to finance our cash needs through public or private equity or debt financings, third-party (including government) funding and marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements or any combination of these approaches.

In July 2021, we entered into an Open Market Sales AgreementSM (the “Original ATM Sales Agreement”) with Jefferies LLC (“Jefferies”), which provided that, upon the terms and subject to the conditions and limitations set forth in the Original ATM Sales Agreement, we may elect to issue and sell, from time to time, shares of our common stock having an aggregate offering price of up to $150.0 million through Jefferies acting as our sales agent or principal. As of February 27, 2023, we had sold 4,995,709 shares of our common stock under the Original ATM Sales Agreement at an average price of $27.57 per share for aggregate gross proceeds of $137.8 million. On February 27, 2023, we and Jefferies entered into an amendment to the Original ATM Sales Agreement (as amended, the “Amended ATM Sales Agreement”) pursuant to which we may offer and sell shares of our common stock having an aggregate offering price of up to $400.0 million, which is in addition to the $150.0 million aggregate offering price under the Original ATM Sales Agreement. The material terms and conditions of the Original ATM Sales Agreement otherwise remain unchanged. As of December 31, 2023, we have sold 1,588,807 shares of our common stock under the Amended ATM Sales Agreement at an average price of $44.06 per share for aggregate gross proceeds of $70.0 million ($68.6 million net of commissions and offering expenses).

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

•
the outcome, timing and cost of seeking and obtaining regulatory approvals from the U.S. Food and Drug Administration (“FDA”) and comparable foreign regulatory authorities, including the potential for such authorities to require that we perform field efficacy studies for our pneumococcal conjugate vaccine (“PCV”) candidates, require more studies than those that we currently expect or change their requirements regarding the data required to support a marketing application;
•
the costs of establishing additional manufacturing capacity to meet potential incremental supply requirements following the initial commercial launch of VAX-24 or VAX-31;
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

Due to the significant resources required for the development of our vaccine candidates, we must decide which vaccine candidates to pursue and advance and the amount of resources to allocate to each. Our decisions concerning the allocation of research, development, management and financial resources toward particular vaccine candidates may not lead to the development of any viable commercial vaccines and may divert resources away from better opportunities. Similarly, our potential decisions to delay, terminate, license or collaborate with third parties in respect of certain vaccine candidates may subsequently also prove to be less than optimal and could cause us to miss valuable opportunities. If we make incorrect determinations regarding the viability or market potential of any of our vaccine candidates or misread trends in the biopharmaceutical industry, in particular for vaccines, our business could be seriously harmed. As a result, we may fail to capitalize on viable commercial products or profitable market opportunities, be required to forego or delay pursuit of opportunities with other vaccine candidates that may later prove to have greater commercial potential than those we choose to pursue or relinquish valuable rights to such vaccine candidates through collaboration, licensing or other royalty arrangements in cases in which it would have been advantageous for us to invest additional resources to retain sole development, manufacturing and commercialization rights.

Risks Related to Our Business and Industry

Our approach to the discovery and development of our vaccine candidates is based on novel technologies that are unproven, which may expose us to unforeseen risks, require us to modify processes, and make it difficult to predict the time and cost of vaccine candidate development and the timing to apply for and obtain regulatory approvals.

We are developing a pipeline of vaccine candidates utilizing our cell-free protein synthesis platform, which is comprised of the XpressCF platform exclusively licensed from Sutro Biopharma, Inc. (“Sutro Biopharma”) and our proprietary know-how for vaccine applications against infectious disease, and our future success depends on the successful application of this approach to vaccine development. We are in the clinical or preclinical stages of developing our vaccine candidates and there can be no assurance that any development problems we experience in the future will not cause significant delays or unanticipated costs, or that such development problems can be overcome. For example, although we have achieved proof-of-concept for our carrier-sparing approach with VAX-24, our approach may not be validated for our other vaccine candidates or subsequent trials of VAX-24. We may also experience delays in developing a sustainable, reproducible and scalable manufacturing process or transferring that process to manufacturing partners, which may prevent us from completing our clinical trials or commercializing our products on a timely or profitable basis, if at all. In addition, since we have not yet completed clinical development, we do not know the specific doses that may be effective in the clinic or, if approved, commercially. Finding a suitable dose may delay our anticipated clinical development timelines.

Furthermore, our expectations with regard to our scalability and costs of manufacturing may vary significantly as we develop our vaccine candidates and understand these critical factors. Conjugate vaccine development is highly complex, and development of broad-valency PCVs is further complicated by the number of components, analytical assays and potential for adjustments, including but not limited to changes in raw materials, composition, formulation, manufacturing methods and dosing, which could result in drug substances and/or drug product that may vary between preclinical and clinical studies over time. Over the course of the development and manufacturing of VAX-24, we have encountered process-related matters that have required us to make adjustments to our processes. We encountered such process-related matters during our drug substance manufacturing campaign for VAX-24 at Lonza, Ltd. (“Lonza”). The cumulative impact of the time required to make adjustments to our processes led to a delay of our drug substance manufacturing campaign due to scheduling conflicts and capacity constraints at Lonza. There can be no assurance that we or Lonza will be able to successfully manufacture drug substances in a timely manner in the future, or at all. Such process changes and manufacturing delays have caused a change in our Investigational New Drug (“IND”) application timelines in the past and future changes or delays could impact future timelines for VAX-24, VAX-31 or for our other product candidates.

In addition, the preclinical and clinical trial requirements of the FDA, European Medicines Agency (“EMA”) and other regulatory agencies and the criteria these regulators use to determine the safety and efficacy of a vaccine candidate are determined according to the type, complexity, novelty and intended use and market of the potential products. Approvals by the FDA and EMA for existing pneumococcal vaccines, such as Pfizer Inc.'s (“Pfizer's”) Prevnar 13 (“PCV13”), Prevnar 20 (“PCV20”) and Merck & Co., Inc.'s (“Merck”) VAXNEUVANCETM (“PCV15”) and Pneumovax 23 (“PPSV23”), may not be indicative of what these regulators may require for approval of our vaccine candidates. For example, the FDA may challenge our VAX-24 Phase 3 chemistry, manufacturing and controls (“CMC”) strategy, which could cause significant delays or unanticipated costs. Additionally, novel aspects of our vaccine candidates and manufacturing processes may create further challenges in obtaining regulatory approval. The regulatory approval process for our novel vaccine candidates can be more complex and consequently more expensive and take longer than for other, better known or extensively studied pharmaceutical or other vaccine candidates. More generally, approvals by any regulatory agency may not be indicative of what any other regulatory agency may require for approval or what such regulatory agencies may require for approval in connection with new vaccine candidates. Moreover, our vaccine candidates may not perform successfully in clinical trials.

Our vaccine candidates are in clinical or preclinical stages of development and may fail in development or suffer delays that materially and adversely affect their commercial viability. If we are unable to complete development of or commercialize our vaccine candidates or experience significant delays in doing so, our business would be materially harmed.

None of our vaccine candidates have been the subject of late-stage or pivotal clinical trials. On October 24, 2022, we announced positive topline results from our Phase 1/2 clinical proof-of-concept study of VAX-24 in adults ages 18 to 64. On April 17, 2023, we announced positive results from the VAX-24 Phase 2 study in adults aged 65 and older, as well as data from the full six-month safety assessment and prespecified pooled immunogenicity analyses from both the Phase 2 study in adults aged 65 and older and the prior Phase 1/2 study in adults aged 18-64. Our VAX-24 adult regulatory strategy includes several interactions with the FDA to finalize our Phase 3 clinical program and Biologics License Application (“BLA”) submission requirements. In October 2023, we completed a successful End-of-Phase 2 meeting with the FDA. The meeting focused on the VAX-24 adult Phase 3 clinical program, including the design of the pivotal, non-inferiority study and other Phase 3 studies needed to support a BLA submission. Based on the End-of-Phase 2 meeting we believe there is agreement with the FDA on the clinical design of the potential adult Phase 3 program, including the approximate overall number of subjects, the primary and secondary endpoints for the pivotal, non-inferiority study as well as confirmation that the planned immunogenicity analyses are sufficient to support licensure and an efficacy study is therefore not required. In January 2024, we announced that we received encouraging input from ongoing discussions with the FDA about the VAX-24 adult program to further inform our CMC licensure requirements and that we expect to seek additional CMC-focused input from the FDA as we prepare for and potentially conduct our VAX-24 adult Phase 3 program. Even with FDA guidance, we still may be unable to successfully complete development to the FDA’s satisfaction, and any delay or inability to obtain commercial approval would materially harm our business.

In October 2023, we announced that the FDA cleared our adult IND application for VAX-31, a 31-valent PCV candidate designed to prevent IPD. We initiated the VAX-31 Phase 1/2 clinical study in adults in the November 2023 and in January 2024, we announced the completion of enrollment in the Phase 1/2 clinical study evaluating VAX-31 in healthy adults aged 50 and older. We expect to announce topline safety, tolerability and immunogenicity results in the third quarter of 2024.

In addition to our PCV franchise, our pipeline includes VAX-A1, a novel conjugate vaccine candidate designed to prevent disease caused by Group A Streptococcus, Group A Strep; VAX-PG, a novel protein vaccine candidate targeting the keystone pathogen responsible for periodontitis; VAX-GI, novel preclinical vaccine candidate being developed as a preventative treatment for dysentery and shigellosis, which is caused by Shigella bacteria; and other discovery-stage programs.

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

In particular, while we believe our PCVs could receive regulatory approval based on well-defined surrogate immune endpoints, consistent with how other PCVs have obtained regulatory approval in the past, rather than requiring clinical field efficacy studies, there can be no assurance that the FDA or comparable foreign regulatory authorities will provide approvals on such basis. In addition, changes to the standard-of-care or the approval of new vaccines could change the threshold for achievement of non-inferiority using the established surrogate immune endpoints that our PCVs will need to meet in our clinical trials.

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

Our business is highly dependent on the success of our PCV candidates, VAX-24 and VAX-31, both of which are in clinical development. If we are unable to successfully develop, obtain approval for and effectively commercialize VAX-24 or VAX-31, our business would be significantly harmed.

Our business and future success depends on our ability to successfully develop, obtain regulatory approval of, and then commercialize our PCV candidates, which include VAX-24, our most advanced vaccine candidate, and VAX-31, our 31-valent clinical PCV candidate. Although VAX-24 has produced positive topline results in clinical studies, it may not demonstrate the same results in future pivotal studies. Past and future VAX-24 results may not be indicative of future VAX-31 results. VAX-24 and VAX-31 will require additional preclinical, clinical and non-clinical development, regulatory review and approval in multiple jurisdictions, substantial investment, access to sufficient clinical and commercial manufacturing capacity and significant marketing efforts before we can generate any revenue from product sales. We cannot provide any assurance that we will be able to successfully advance VAX-24 or VAX-31 through the development process.

The clinical and commercial success of VAX-24, VAX-31 and future vaccine candidates will depend on a number of factors, including the following:

•
our ability to raise any additional required capital on acceptable terms, or at all;
•
our ability to complete IND-enabling studies and successfully submit IND or comparable applications;
•
the ability of third parties with whom we contract to manufacture adequate clinical study and commercial supplies of our lead vaccine candidates or any future vaccine candidates, remain in good standing with regulatory agencies and develop, validate and maintain commercially viable manufacturing processes that are compliant with current good manufacturing practices (“cGMP”) and do so in a timely manner;
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
•
any vaccine-vaccine interference studies that may be required, particularly with the standard-of-care pediatric vaccine regimen;
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
•
obtaining and maintaining an Advisory Committee on Immunization Practices (“ACIP”) preferred recommendation or comparable foreign regulatory authority’s recommendation of our vaccine candidates and the willingness of physicians, operators of clinics and patients to utilize or adopt any of our future vaccine candidates to prevent or treat age-associated diseases;
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

Our primary competitors have significantly greater resources and experience than we do, which may make it difficult for us to successfully develop and commercialize our vaccine candidates, or may result in others discovering, developing or commercializing products before or more successfully than us.

The vaccine market is intensely competitive and is dominated by a small number of multinational, globally established pharmaceutical corporations with significant resources; in recent history, Pfizer, Merck, GSK plc (“GSK”) and Sanofi have been responsible for developing and introducing most new vaccines to the world. We may also face competition from many different sources, including pharmaceutical and biotechnology companies, academic institutions, governmental agencies and public and private research institutions.

Vaccine candidates that we successfully develop and commercialize may compete with existing vaccines and new vaccines that may become available in the future. Many of our competitors have substantially greater financial, lobbying, technical, human and other resources than we do and may be better equipped to develop, manufacture and market technologically superior vaccines, including the potential that our competitors may develop chemical processes or utilize novel technologies for developing vaccines that may be superior to those we employ. In addition, many of these competitors have significantly greater experience than we have in undertaking preclinical studies and clinical trials of new products and in obtaining regulatory approvals, including for many vaccine franchises. Accordingly, our competitors may succeed in obtaining FDA approval or a preferred recommendation from ACIP for their products. For example, PCV13 obtained FDA approval for the prevention of invasive pneumococcal disease (“IPD”) in infants based on non-inferior IgG antibody responses relative to Prevnar, using the surrogate immune endpoints established by the prior Prevnar field efficacy study. Pfizer implemented a similar approach to development of its 20-valent PCV vaccine candidate, PCV20, which was approved by the FDA in June 2021 for use in adults and in April 2023 for use in infants and children. Merck received approval for PCV15, its 15-valent PCV, in July 2021 for use in adults and in June 2022 for use in infants and children. Merck announced in April 2022 that V116, Merck’s investigational 21-valent PCV for adults, received Breakthrough Therapy designation from the FDA. In July 2023, Merck announced positive topline results from two Phase 3 trials evaluating V116, in vaccine-naïve and previously vaccinated individuals. In November 2023, Merck presented positive results from a Phase 3 study evaluating V116 in pneumococcal vaccine-naïve adults. Merck reported that V116 elicited non-inferior immune responses compared to PCV20 for the common 10 serotypes and superior responses for 10 of the 11 unique serotypes and that safety and tolerability endpoints were met. In December 2023, Merck also announced that based on these Phase 3 results, the FDA accepted for priority review a new BLA for V116 and set a Prescription Drug User Fee Act (“PDUFA”), or target action date, of June 17, 2024. In addition, Sanofi and SK Chemicals have partnered to develop a 21-valent PCV and, in June 2023, announced positive results from their Phase 2 clinical trials in infants. GSK, which previously acquired Affinivax, is developing a 24-valent affinity-bound pneumococcal vaccine. GSK also has a 30-plus valent pneumococcal candidate vaccine in preclinical development.

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

As a result of these factors, our competitors may obtain regulatory approval of their products before we are able to, which may limit our ability to develop or commercialize our vaccine candidates, or achieve a competitive position in the market. This would adversely affect our ability to generate revenue. Our competitors may also develop vaccines that are safer, more effective, more widely accepted or less expensive than ours, and may also be more successful than we are in manufacturing and marketing their products. These advantages could render our vaccine candidates obsolete or non-competitive before we can recover the costs of such vaccine candidates’ development, manufacturing and commercialization.

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

While we are designing and developing a manufacturing process that we believe can scale to address clinical and commercial vaccine supply, we do not own or operate any manufacturing facilities. We rely on contract manufacturing organizations (“CMOs”), including our strategic partnership with our contract manufacturer, Lonza, to access resources to facilitate the development and, if approved, commercialization of VAX-24 or VAX-31 and our other vaccine candidates. Advancing our vaccine candidates may create significant challenges, including:

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

Before we can initiate a clinical trial or commercialize any of our vaccine candidates, we must demonstrate to the FDA that the CMC for our vaccine candidates meet applicable requirements, and prior to authorization in the European Union (“EU”), a manufacturing authorization must be obtained from the appropriate EU regulatory authorities. Because no product manufactured on a cell-free manufacturing platform has been approved in the United States, there is no manufacturing facility that has demonstrated the ability to comply with FDA requirements, and, therefore, the timeframe for demonstrating compliance to the FDA’s satisfaction is uncertain. In January 2024, we announced that we received encouraging input from ongoing discussions with the FDA about the VAX-24 adult program to further inform our CMC licensure requirements and that we expect to seek additional CMC-focused input from the FDA as we prepare for and potentially conduct our VAX-24 adult Phase 3 program. Delays in establishing that our manufacturing process and the facilities we utilize for manufacturing comply with cGMP or disruptions in our manufacturing processes, implementation of novel technologies or scale-up activities, may delay or disrupt our development efforts.

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

Even if any of our vaccine candidates receive marketing approval, they may fail to receive recommendations for use by regulators or advisory boards that recommend vaccines, or gain market acceptance by physicians, patients, third-party payors and others in the medical community. If such vaccine candidates do not achieve an adequate level of acceptance, we may not generate significant product revenue and may not become profitable. The degree of market acceptance of any vaccine candidate, if approved for commercial sale, will depend on a number of factors, including but not limited to:

•
receiving Centers for Disease Control and Prevention (“CDC”) and ACIP recommendations for use, as well as recommendations of comparable foreign regulatory and advisory bodies;
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

New pediatric vaccines that receive an ACIP preferred recommendation are almost universally adopted, and adult vaccines that receive a preferred recommendation are widely adopted. For example, in 2014, the ACIP voted to recommend PCV13 for routine use to help protect adults aged 65 years and older against pneumococcal disease, which caused PCV13 to become the standard-of-care along with continued use of PPSV23. ACIP can also modify its preferred recommendation. For instance, in June 2019, the ACIP voted to revise the pneumococcal vaccination guidelines and recommend PCV13 for adults 65 and older based on the shared clinical decision making of the provider and patient, rather than a preferred use recommendation, which means the decision to vaccinate should be made at the individual level between health care providers and their patients. In October 2021, the ACIP voted to recommend the use of either PCV20, or PCV15 with PPSV23, for routine use in adults aged 65 years and older as well as for those between the ages of 19 and 64 years with certain underlying medical conditions or other risk factors. In June 2022, ACIP voted to recommend that PCV15 may be used as an option to the currently available PCV13 for children aged under 19 years according to currently recommended PCV13 dosing and schedules. In June 2023, ACIP voted to recommend the use of either PCV15 or PCV20 for routine use in children under the age of two, and as a “catch up” vaccination for healthy children between the ages of 24 and 59 months with incomplete PCV vaccination status and children between the ages of 24 and 71 months with certain underlying conditions and an incomplete PCV vaccination. Further, ACIP voted to recommend that children between the ages of two and 18 years with any risk condition who have received all recommended doses before the age of six do not need additional doses if they have received at least one dose of PCV20. If children between the ages of two and 18 years with any risk condition received PCV13 or PCV15, but not PCV20, ACIP recommend that they should receive a dose of PCV20 or PPSV23. ACIP also voted to recommend that children between the ages of six and 18 years with any risk condition who have not received any dose of PCV13, PCV15 or PCV20 should receive a single dose of PCV15 or PCV20. When PCV15 is used in this instance, ACIP recommended that it should be followed by a dose of PPSV23 at least eight weeks later if not previously given.

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

The success of our business depends in large part upon our ability to identify, develop and commercialize products based on our cell-free protein synthesis platform. We intend to pursue clinical development of additional vaccine candidates beyond VAX-24 and, VAX-31 for IPD, including VAX-A1 for Group A Strep, VAX-PG for periodontitis and VAX-GI for dysentery and shigellosis. Our research programs may fail to identify potential vaccine candidates for clinical development for a number of reasons or we may focus our efforts and resources on potential programs or vaccine candidates that ultimately prove to be unsuccessful. In addition, we cannot provide any assurance that we will be able to successfully advance any of our existing or future vaccine candidates through the development process.

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

We currently rely on third-party manufacturing and supply partners, including Lonza and Sutro Biopharma, to supply raw materials and components for, and the manufacture of, our preclinical and clinical supplies as well as our vaccine candidates. Our inability to procure necessary raw materials or to have sufficient quantities of preclinical and clinical supplies or the inability to have our vaccine candidates manufactured, including delays or interruptions at our third-party manufacturers, or our failure to comply with applicable regulatory requirements or to supply sufficient quantities at acceptable quality levels or prices, or at all, would materially and adversely affect our business.

Efficient and scalable manufacturing and supply is a vital component of our business strategy. We do not own or operate any manufacturing facilities. We are designing and developing a manufacturing process that we believe can scale to address clinical and commercial vaccine supply. However, our assumptions as to our ability and our CMOs’ ability to produce vaccines at the scale needed for clinical development, manufacturing and commercial demand, in particular for our PCVs, may prove to be wrong. If we encounter substantial problems in our manufacturing processes or in our ability to scale to address commercial vaccine supply, our business would be materially adversely affected. Examples of potential issues related to our manufacturing processes or our ability to scale include difficulties with production costs, yields and quality control, including stability of the drug substance or drug product.

We rely on third-party contract manufacturers to manufacture preclinical and clinical trial product materials and supplies for our needs. There can be no assurance that our preclinical and clinical development product supplies will not be limited or interrupted or be of satisfactory quality or continue to be available on acceptable terms. Over the course of the development and manufacturing of VAX-24, we have encountered process-related matters that have required us to make adjustments to our processes. We encountered such process-related matters during our drug substance manufacturing campaign for VAX-24 at Lonza. The cumulative impact of the time required to make adjustments to our processes led to a delay of our drug substance manufacturing campaign due to scheduling conflicts and capacity constraints at Lonza. There can be no assurance that we or Lonza will be able to successfully manufacture drug substances in a timely manner in the future, or at all. Such process changes and manufacturing delays have caused a change in our IND timelines in the past and future changes or delays could impact future timelines for VAX-24, VAX-31 or for our other product candidates. Since we utilize a third-party manufacturer, we are also subject to Lonza’s scheduling commitments for its other clients. Scheduling conflicts with Lonza’s other clients have contributed to manufacturing delays in the past, and there is no guarantee that future scheduling conflicts or related capacity constraints will not affect our manufacturing campaigns and related timelines. Certain aspects of our manufacturing process for our clinical trial product materials and supplies have also been adversely affected by macroeconomic factors, such as the COVID-19 pandemic, and could be adversely affected by earthquakes and other natural or man-made disasters, equipment failures, labor shortages, health epidemics, power failures and numerous other factors in the future.

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

We expect to continue to rely on third-party manufacturers and suppliers, including Lonza, if we receive regulatory approval for any PCV or any other vaccine candidates. For example, in October 2023, Vaxcyte Switzerland GmbH (“Vaxcyte GmbH”), a Swiss limited liability company and wholly owned subsidiary of ours, entered into a pre-commercial services and commercial manufacturing supply agreement (the “Commercial Manufacturing and Supply Agreement”) with Lonza, pursuant to which Lonza will (i) construct and build out a dedicated suite (“Suite”) at Lonza’s facilities in Visp, Switzerland to manufacture certain key components (including drug substance) for our proprietary PCV franchise and any other products or intermediates Vaxcyte GmbH may choose (collectively, the “Products”), and (ii) maintain and operate the Suite (utilizing Lonza’s employees) to manufacture the Products as a service provided to Vaxcyte GmbH, including conducting related quality control and quality assurance operations. Pursuant to the Commercial Manufacturing and Supply Agreement, Lonza will be a preferred, non-exclusive, supplier of the Products to Vaxcyte GmbH, and Vaxcyte GmbH retains the right to procure the Products from one or more alternate and/or backup manufacturers of the Products (including at our own facilities).

To the extent that we have existing, or enter into future, manufacturing arrangements with third parties, we will depend on these third parties to perform their obligations in a timely manner consistent with contractual and regulatory requirements, including those related to quality control and assurance. In December 2019, we exercised our right to require Sutro Biopharma to establish a second supplier for extract and custom reagents to support our anticipated clinical and commercial needs. In December 2022, we entered into an option agreement with Sutro Biopharma (the “Option Agreement”). Pursuant to the Option Agreement, we acquired from Sutro Biopharma (i) authorization to enter into an agreement with an independent alternate CMO to directly source Sutro Biopharma’s cell-free extract, allowing us to have direct oversight over financial and operational aspects of the relationship with the CMO; and (ii) a right, but not an obligation, to obtain certain exclusive rights to internally manufacture and/or source extract from certain CMOs and the right to independently develop and make improvements to extract (including the right to make improvements to the extract manufacturing process as well as cell lines) for use in connection with the exploitation of certain vaccine compositions (the “Option”). We and Sutro Biopharma agreed to negotiate the terms and conditions of a form definitive agreement to be entered into in the event we exercise the Option, which would include the terms and conditions set forth in an executed term sheet between us (the “Term Sheet”) and such terms that were necessary to give effect to each of the terms and conditions set forth in the Term Sheet (the “Form Definitive Agreement”). On September 28, 2023, we and Sutro Biopharma mutually agreed in writing upon the Form Definitive Agreement to become effective in the event that we exercise the Option. In November 2023, we exercised the Option and entered into a manufacturing rights agreement (the “Manufacturing Rights Agreement”) with Sutro Biopharma to obtain control over the development and manufacture of cell-free extract. Pursuant to the Manufacturing Rights Agreement, we obtained exclusive rights to independently, or through certain third parties, develop, improve and manufacture cell-free extract for use in connection with our vaccine candidates. If Sutro Biopharma, the independent alternate CMO or the designated third parties are unable to provide a sufficient supply of cell-free extract, our third-party manufacturers may be delayed in their production of intermediate components, which may lead to delays of our drug substance manufacturing campaigns.

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

In addition, because VAX-24, VAX-31 and our other vaccine candidates are also based on our cell-free protein synthesis platform, if our vaccine candidates encounter safety or efficacy problems, manufacturing problems, developmental delays, regulatory issues or other problems, our development plans and business would be significantly harmed.

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

Adverse effects or other undesirable or unacceptable side effects caused by our vaccine candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign regulatory authorities. Results of our clinical trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. In such an event, our clinical trials could be suspended or terminated, and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our vaccine candidates. Such side effects could also affect trial recruitment or the ability of enrolled subjects to complete the clinical trial or result in potential product liability claims. A data safety monitoring board may also suspend or terminate a clinical trial at any time on various grounds, including a finding that the research volunteers are being exposed to an unacceptable health risk. Vaccine-related side effects could also affect recruitment or the ability of enrolled subjects to complete the trial or result in potential product liability claims. In addition, any vaccine to be approved in pediatric populations may need to undergo extensive vaccine-vaccine interference studies with the standard-of-care pediatric vaccine regimen. Further, to the extent field efficacy studies are required, prophylactic vaccines typically require clinical testing in thousands to tens of thousands of healthy volunteers to define an approvable benefit-risk profile. The need to show a high degree of safety and tolerability when dosing healthy individuals could result in rare and even spurious safety findings, negatively impacting a program prior to or after commercial launch. Any of these occurrences may harm our business, financial condition and prospects significantly.

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

Clinical testing is expensive, time consuming and subject to uncertainty. We cannot guarantee that any clinical studies will be conducted as planned or completed on schedule, if at all. Even if these trials begin as planned, issues may arise that could suspend or terminate such clinical trials. A failure of one or more clinical studies can occur at any stage of testing, and our future clinical studies may not be successful. Events that may prevent successful or timely completion of clinical development include, but are not limited to:

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
•
delays in obtaining required institutional review board (“IRB”) approval at each clinical study site;
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
•
failure to perform in accordance with the FDA’s good clinical practice (“GCP”) requirements or applicable regulatory guidelines in other jurisdictions;
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
•
changes in the standard-of-care on which a clinical development plan was based, which may require new or additional trials;
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

We may experience difficulties in enrolling subjects in any clinical trials we may conduct for a variety of reasons. The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of subjects who remain in the study until its conclusion. The enrollment of subjects depends on many factors, including but not limited to:

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

We have in the past and may in the future seek Breakthrough Therapy designation or Fast Track designation by the FDA for one or more of our vaccine candidates, but we may not receive the designations we seek, and even if we do, such designation may not lead to a faster development or regulatory review or approval process and it does not increase the likelihood that our vaccine candidates will receive marketing approval.

We have in the past and may in the future seek Breakthrough Therapy or Fast Track designation for some of our vaccine candidates. For instance, in August 2022 we announced that the FDA granted Fast Track designation to VAX-24 in adults ages 18 and older and, in January 2023, we announced that the FDA granted Breakthrough Therapy designation for VAX-24 for the prevention of IPD in adults. A sponsor may seek FDA designation of its vaccine candidate as a Breakthrough Therapy if the vaccine candidate is intended to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the therapy may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For vaccines that have been designated as Breakthrough Therapies, the FDA may take actions to expedite the development and review of the application, and interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens.

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

Even when we obtain Fast Track designation for one or more of our vaccine candidates, we may not experience a faster development process, review or approval compared to non-expedited FDA review procedures. For instance, although the FDA has granted Fast Track designation to VAX-24 in adults, we may not experience a faster development, review or approval process compared to the conventional process. In addition, the FDA may withdraw Fast Track designation from VAX-24, or from any other of our vaccine candidates that may receive the designation in the future, if it believes that the designation is no longer supported. Fast Track designation alone does not guarantee qualification for the FDA’s Priority Review procedures.

Whether to grant Breakthrough Therapy or Fast Track designations are within the discretion of the FDA. Accordingly, even if we believe one of our vaccine candidates meets the criteria for these designations, the FDA may disagree and instead determine not to make such designation. In any event, the receipt of either of these designations for a vaccine candidate may not result in a faster development process, review or approval compared to vaccine candidates considered for approval under non-expedited FDA review procedures and does not assure ultimate approval by the FDA. In addition, even when one or more of our vaccine candidates qualify for either of these designations, the FDA may later decide that the vaccine candidate no longer meets the conditions for qualification and rescind the designations.

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

As we pursue approval and commercialization for our vaccine candidates overseas and conduct CMC and other operations overseas, we will be subject to additional risks related to operating in foreign countries, including but not limited to:

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

To induce valuable employees to remain at our company, in addition to salary and cash incentives, we have provided stock options and restricted stock units (“RSUs”) that vest over time. The value to employees of stock options and RSUs that vest over time may be significantly affected by movements in our stock price that are beyond our control and may at any time be insufficient to counteract more lucrative offers from other companies. Despite our efforts to retain valuable employees, members of our management and scientific and development teams may terminate their employment with us on short notice. Although we have employment agreements with our key employees, these employment agreements provide for at-will employment, which means that any of our employees could leave our employment at any time, with or without notice. We do not maintain “key person” insurance policies on the lives of these individuals or the lives of any of our other employees. Our success also depends on our ability to continue to attract, retain and motivate highly skilled junior, mid-level and senior managers as well as junior, mid-level and senior scientific and medical personnel.

We have grown rapidly and will need to continue to grow the size of our organization, and we may experience difficulties in managing this growth.

As our discovery, development, manufacturing and commercialization plans and strategies develop, we have rapidly expanded our employee base and expect to continue to add managerial, operational, sales, research and development, marketing, financial and other personnel. Current and future growth imposes significant added responsibilities on members of management, including but not limited to:

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

If we are not able to effectively expand our organization by hiring new employees and expanding our groups of consultants and contractors, we may not be able to successfully implement the tasks necessary to further develop and commercialize our vaccine candidates and, accordingly, may not achieve our research, development, manufacturing and commercialization goals.

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

We may form or seek strategic alliances, create joint ventures or collaborations or enter into additional licensing arrangements with third parties that we believe will complement or augment our discovery, development, manufacturing and commercialization efforts with respect to our vaccine candidates and any future vaccine candidates that we may seek to develop. Any of these relationships may require us to incur non-recurring and other charges, increase our near and long-term expenditures, issue securities that dilute our existing stockholders or disrupt our management and business. In addition, we face significant competition in seeking appropriate strategic partners, and the negotiation process is time-consuming and complex. Moreover, we may not be successful in our efforts to establish a strategic partnership or other alternative arrangements for our vaccine candidates because they may be deemed to be at too early of a stage of development for collaborative effort, and third parties may not view our vaccine candidates as having the requisite potential to demonstrate safety and efficacy. Any delays in entering into new strategic partnership agreements related to our vaccine candidates could delay the development, manufacturing and commercialization of our vaccine candidates in certain geographies for certain indications, which would harm our business prospects, financial condition and results of operations.

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

We intend to initially seek approval of our VAX-24 or VAX-31 vaccine candidates in adults. If approved, we believe it may have the potential to serve as a “catch up” or booster to those adults who have previously received PPSV23 or a lower-valent PCV. Previous vaccines with a “catch up” opportunity have seen a high initial capture rate, but sales may decline over time as the number of individuals who remain unvaccinated with the new vaccine, and eligible for “catch up” opportunities, declines. Such decline could adversely affect our revenue over time.

If our information technology systems or those of the third parties upon which we rely, are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to significant fines or other liability; regulatory investigations or actions; disruptions of our development programs or business operations; harms to our reputation, and other adverse consequences.

In the ordinary course of our business, we and the third parties upon which we rely collect, receive, use, retain, safeguard, disclose, share, transfer, make accessible, dispose of, transmit or otherwise process proprietary, confidential and sensitive information, including personal data (including, key-coded data, health information, data we collect about trial participants in connection with clinical trials and other special categories of personal data), intellectual property, trade secrets, and proprietary business information owned or controlled by ourselves or other parties, and other sensitive third-party data (collectively, “Sensitive Information”).

We may use third-party service providers and subprocessors, including our CROs, to help us operate our business and engage in processing on our behalf in a variety of contexts, including, without limitation, cloud-based infrastructure, data center facilities, encryption and authentication technology, employee email and other functions. We may also share Sensitive Information with our partners or other third parties in connection with our business. Our ability to monitor these third parties’ cybersecurity practices is limited, and these third parties may not have adequate information security measures in place. If our third-party service providers experience a security incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if our third-party service providers fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. In addition, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties’ infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised.

Cyberattacks, malicious internet-based activity, online and offline fraud, and other similar activities threaten the confidentiality, integrity, and availability of our Sensitive Information and our information technology systems, and those of the third parties upon which we rely. Such threats are prevalent and continue to increase, are increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers”; threat actors; “hacktivists;” organized criminal threat actors; personnel (through theft or misuse); and sophisticated nation-state and nation-state supported actors. Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties upon which we rely may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our services.

We and the third parties upon which we rely are subject to a variety of evolving threats, including but not limited to software bugs; malicious code (such as viruses and worms); social-engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as a fake, and phishing attacks); employee error, theft or misuse; denial-of-service attacks (such as credential stuffing); malware (including as a result of advanced persistent threat intrusions); natural disasters; terrorism; war; telecommunication and electrical failures; supply-chain attacks; ransomware attacks; attacks enhanced or facilitated by AI; and, other similar threats. In particular, severe ransomware attacks, including those perpetrated by organized criminal threat actors, nation-states, and nation-state-supported actors, are becoming increasingly prevalent and can lead to significant interruptions in our operations, loss of data and income, reputational harm and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. We may also be the subject of server malfunction, software or hardware failures, supply-chain cyberattacks, loss of data or other computer assets and other similar issues.

Remote and hybrid work has become more common and has increased risks to our information technology systems and data, as more of our employees utilize network connections, computers and devices outside our premises or network, including working at home, while in transit and in public locations. Future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program.

While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We take steps designed to detect, mitigate, and remediate vulnerabilities in our information systems (such as our hardware and/or software, including that of third parties upon which we rely). We may not, however, be able to detect and remediate all such vulnerabilities, including on a timely basis. Despite our efforts to identify and remediate vulnerabilities, if any, in our information technology systems, our efforts may not be successful. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities. Vulnerabilities could be exploited and result in a security incident.

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

We may be required to expend significant resources, fundamentally change our business activities and practices, or modify our operations, including our clinical trial activities, or information technology in an effort to protect against security breaches and to mitigate, detect and remediate actual or potential vulnerabilities. Certain data privacy and security obligations may require us to implement and maintain specific security measures or industry-standard or reasonable security measures to protect our information technology systems and Sensitive Information. If we (or a third party upon which we rely) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences, including interruptions in our operations, which could result in a disruption of our development programs and our business operations. For example, the loss of clinical trial data from clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development, manufacturing and commercialization of our vaccine candidates could be delayed. Furthermore, consequences from an actual or perceived security breach may include: government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing data (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; interruptions in our operations (including availability of data); financial loss; and other similar harms. Security incidents and attendant consequences may cause customers to stop using our platform/products/services, deter new customers from using our products, and negatively impact our ability to grow and operate our business.

Additionally, applicable data privacy and security obligations, including, without limitation, laws, regulations, guidance as well as our internal and external policies and our contractual obligations, may require us to notify relevant stakeholders of security breaches, including affected individuals, partners, collaborators, regulators, law enforcement agencies, credit reporting agencies and others. Such disclosures are costly, and the disclosure or the failure to comply with such requirements could lead to litigation or other liability, fines, harm to our reputation, significant costs, or other materially adverse effects. There can be no assurance that any limitations or exclusions of liability in our contracts would be enforceable or adequate or protect us from liability or damages.

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

In addition to experiencing a security incident, third parties may gather, collect, or infer sensitive data about us from public sources, data brokers, or other means that reveals competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position. Additionally, Sensitive Information of the Company, its vendors, or its partners could be leaked, disclosed, or revealed as a result of or in connection with our employees’, personnel’s, or vendors’ use of generative AI technologies.

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

In December 2017, the Tax Cuts and Jobs Act (“Tax Act”) was signed into law. The Tax Act, among other things, contains significant changes to corporate taxation, including (i) changes to the expensing of research and development expenses for tax years beginning after December 31, 2021, (ii) reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, (iii) limitation of the tax deduction for interest expense to 30% of adjusted earnings (with certain exceptions, including for certain small businesses), (iv) limitation of the deduction for post-2017 net operating losses (“NOL”) to 80% of current-year taxable income and elimination of net operating loss carrybacks for post-2017 NOLs, (v) immediate deductions for certain new investments instead of deductions for depreciation expense over time and (vi) modifying or repealing many business deductions and credits (including reducing the business tax credit for certain clinical testing expenses incurred in the testing of certain drugs for rare diseases or conditions generally referred to as “orphan drugs”). Effective January 1, 2022, we are also subject to mandatory capitalization of Section 174 research and development expenditures. The capitalized expenses are subject to amortization over five and fifteen years for expenses incurred within the U.S. and outside of U.S., respectively.

In March 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES Act”) was signed into law. The CARES Act changed certain provisions of the Tax Act. Under the CARES Act, NOLs arising in taxable years beginning after December 31, 2017 and before January 1, 2021 may be carried back to each of the five taxable years preceding the tax year of such loss, but NOLs arising in taxable years beginning after December 31, 2020 may not be carried back. In addition, the CARES Act eliminated the limitation on the deduction of NOLs to 80% of current year taxable income for taxable years beginning before January 1, 2021, and increased the amount of interest expense that may be deducted to 50% of adjusted taxable income for taxable years beginning in 2019 or 2020. Notwithstanding the reduction in the corporate income tax, these benefits do not impact our current tax provision.

On December 21, 2020, the President of the United States signed into law the “Consolidated Appropriations Act, 2021,” which includes further COVID-19 economic relief and extension of certain expiring tax provisions. The relief package includes a tax provision clarifying that businesses with forgiven Paycheck Protection Program (“PPP”) loans can deduct regular business expenses that are paid for with the loan proceeds. Additional pandemic relief tax measures include an expansion of the employee retention credit, enhanced charitable contribution deductions and a temporary full deduction for business expenses for food and beverages provided by a restaurant for tax years 2021 and 2022.

The Infrastructure Investment and Jobs Act was signed on November 15, 2021, and it contained several tax provisions including changes to the Employee Retention Tax Credit and changes to excise taxes. These provisions do not have a material impactful to our current tax provision.

In accordance with the 2017 Tax Act, research and experimental (“R&E”) expenses under Internal Revenue Code Section 174 are required to be capitalized beginning in 2022. R&E expenses are required to be amortized over a period of five years for domestic expenses and 15 years for foreign expenses. We have capitalized research and experimental expenditures in our current tax provision as a result.

The IRA of 2022 specifically introduces the topic of corporate alternative minimum tax on adjusted financial statement income on applicable corporations for taxable years beginning after December 31, 2022. There is no impact to our current tax provision.

The American Rescue Plan Act was signed on March 11, 2021. One of the provisions of the Act included expanding the definition of covered employees subject to IRC 162(m) to include an additional top five highest compensated officers beyond the CEO, CFO, and three highest paid employees currently covered under IRC 162(m). This expanded provision is applicable for tax years beginning after December 31, 2026. We do not believe that this update to IRC 162(m) would have a material impact on our income tax provision currently and will continue to monitor this.

We are unable to predict what tax changes may be enacted in the future or what effect such changes would have on our business, but such changes could affect our effective tax rate and could have an adverse effect on our overall tax position in the future, along with increasing the complexity, burden, and cost of tax compliance.

Our ability to utilize our NOL carryforwards and certain other tax attributes may be limited.

We have incurred substantial losses since inception and do not expect to become profitable in the near future, if ever. As of December 31, 2023, we had federal and state NOL carryforwards of $351.9 million and $693.6 million, respectively. The federal and state loss carryforwards, except the federal loss carryforward arising in tax years beginning after December 31, 2017, begin to expire in 2034 unless previously utilized. Federal NOLs arising in tax years beginning after December 31, 2017 have an indefinite carryforward period and do not expire. As of December 31, 2023, we also had federal and state research credit carryforwards of $12.8 million and $4.6 million, respectively. The federal research and development tax credit carryforwards expire beginning in 2039 unless previously utilized, and the state research and development tax credits can be carried forward indefinitely. In general, under Sections 382 and 383 of the U.S. Internal Revenue Code of 1986, as amended, a corporation that undergoes an “ownership change” (generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a rolling three-year period) is subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income. We have experienced ownership changes in the past. There were no ownership changes identified in 2023, as such we have determined that no federal research credits will expire unutilized or are excluded from our research carryforwards as of December 31, 2023. Subsequent ownership changes may affect the limitation in future years. As a result, if, and to the extent that we earn net taxable income, our ability to use our pre-change NOLs to offset such taxable income may be subject to limitations.

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

We do not have the infrastructure or capability internally to manufacture supplies for our vaccine candidates or the materials necessary to produce our vaccine candidates for use in the conduct of our preclinical studies or clinical trials, and we lack the internal resources and the capability to manufacture any of our vaccine candidates on a preclinical, clinical or commercial scale. We have entered into an agreement with Sutro Biopharma to supply us with extract and custom reagents for use in manufacturing non-clinical and certain clinical supply of vaccine compositions. Pursuant to the Manufacturing Rights Agreement, we obtained exclusive rights to independently, or through certain third parties, develop, improve and manufacture cell-free extract for use in connection with our vaccine candidates. We have engaged Lonza to perform manufacturing process development and clinical manufacture and supply of components for VAX-24, including the manufacture of polysaccharide antigens, our proprietary eCRM protein carrier and conjugated drug substances. We also engaged Lonza to perform manufacturing process development and clinical manufacture and supply of VAX-24 finished drug product.

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

In addition, our anticipated reliance on a limited number of third-party suppliers and manufacturers exposes us to the following risks, among others:

•
We may be unable to identify manufacturers on acceptable terms or at all because the number of potential manufacturers is limited and the FDA may have questions regarding any replacement contractor. This may require new testing and regulatory interactions. In addition, a new manufacturer would have to be educated in, or develop substantially equivalent processes for, production of our products after receipt of FDA questions, if any;
•
Our third-party suppliers and manufacturers might be unable to timely formulate and manufacture or supply raw materials for our vaccine candidates or produce the quantity and quality required to meet our clinical and commercial needs, if any. For example, if Sutro Biopharma, the independent alternate CMO or the designated third parties under the Manufacturing Rights Agreement are unable to provide a sufficient supply of cell-free extract, our third-party manufacturers may be delayed in their production of intermediate components, which may lead to delays of our drug substance manufacturing campaigns. Additionally, if Lonza is unable to identify a timely or manageable solution for handling cell-free extract during our clinical studies, such studies may be delayed, and we will incur additional costs;
•
Contract manufacturers may not be able to execute our manufacturing procedures appropriately;
•
Our future contract manufacturers may not perform as agreed or may not remain in the contract manufacturing business for the time required to supply our clinical trials or to successfully produce, store and distribute our products;
•
Manufacturers are subject to ongoing periodic unannounced inspection by the FDA, the Drug Enforcement Administration and corresponding state agencies to ensure strict compliance with cGMP and other government regulations and corresponding foreign standards. We do not have control over third-party manufacturers’ compliance with these regulations and standards;
•
We may not own, or may have to share, the intellectual property rights to any improvements made by our third-party manufacturers in the manufacturing process for our products; and
•
Our third-party suppliers and manufacturers could breach or terminate their agreement with us.

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

We may seek Accelerated Approval from the FDA for our vaccine candidates and, if granted, the FDA may require us to perform post-marketing studies as a condition of approval to verify and describe the predicted effect on irreversible morbidity or mortality or other clinical endpoints. If the results from such post-marketing studies are not positive or otherwise fail to show the predicted effect, the drug or biologic may be subject to expedited withdrawal procedures by the FDA. In addition, the standard-of-care may change with the approval of new products in the same disease areas that we are studying. This may result in the FDA or other regulatory agencies requesting additional studies to show that our vaccine candidate is non-inferior or superior to the new products.

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
•
any vaccine to be approved in pediatric populations may need to undergo extensive vaccine-vaccine interference studies with the standard-of-care pediatric vaccine regimen;
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

The Biologics Price Competition and Innovation Act of 2009 (the “BPCIA”) established an abbreviated pathway for the approval of biosimilar and interchangeable biological products. The regulatory pathway establishes legal authority for the FDA to review and approve biosimilar biologics, including the possible designation of a biosimilar as “interchangeable” based on its similarity to an approved biologic. Under the BPCIA, an application for a biosimilar product cannot be approved by the FDA until twelve years after the reference product was approved under a BLA. The law is complex and is still being interpreted and implemented by the FDA. As a result, its ultimate impact, implementation and meaning are subject to uncertainty. While it is uncertain when such processes intended to implement the BPCIA may be fully adopted by the FDA, any such processes could have a material adverse effect on the future commercial prospects for our biological products.

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
•
the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) which prohibits, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement, in connection with the delivery of, or payment for, healthcare benefits, items or services. Similar to the U.S. federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the healthcare fraud statute implemented under HIPAA or specific intent to violate it in order to have committed a violation;
•
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (the “HITECH”) and its implementing regulations, which also impose certain obligations, including mandatory contractual terms, with respect to safeguarding the privacy and security of individually identifiable health information of covered entities subject to the rule, including health plans, healthcare clearinghouses and certain healthcare providers and their business associates, independent contractors of a covered entity that perform certain services involving the use or disclosure of individually identifiable health information for or on their behalf, as well as their covered subcontractors;

•
the Federal Food Drug or Cosmetic Act, which prohibits, among other things, the adulteration or misbranding of drugs, biologics and medical devices;
•
the U.S. Physician Payments Sunshine Act and its implementing regulations, which require certain manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare & Medicaid Services (“CMS”) information related to certain payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other healthcare professionals (such as physician assistants and nurse practitioners), and teaching hospitals, as well as information regarding ownership and investment interests held by the physicians described above and their immediate family members;
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
•
similar healthcare laws and regulations in the EU and other jurisdictions, including reporting requirements detailing interactions with and payments to healthcare providers; and
•
laws governing the privacy and security of certain protected information, such as the EU GDPR, and the CCPA, which impose obligations and restrictions on the collection, use and disclosure of personal data (including health data) relating to individuals located in the European Economic Area (“EEA”) and California, respectively.

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

Obtaining coverage and reimbursement of a product from a government or other third-party payor is a time-consuming and costly process that could require us to provide to the payor supporting scientific, clinical and cost-effectiveness data for the use of our products. Even if we obtain coverage for a given product, if the resulting reimbursement rates are insufficient, hospitals may not approve our product for use in their facility or third-party payors may require co-payments that patients find unacceptably high. Patients are unlikely to use our vaccine candidates unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of our vaccine candidates. Separate reimbursement for the product itself may or may not be available. Instead, the hospital or administering physician may be reimbursed only for administering the product. Further, from time to time, CMS revises the reimbursement systems used to reimburse health care providers, including the Medicare Physician Fee Schedule and Outpatient Prospective Payment System, which may result in reduced Medicare payments. In some cases, private third-party payors rely on all or portions of Medicare payment systems to determine payment rates. Changes to government healthcare programs that reduce payments under these programs may negatively impact payments from third-party payors and reduce the willingness of physicians to use our vaccine candidates. Certain ACA marketplace and other private payor plans are required to include coverage for certain preventative services, including vaccinations recommended by the ACIP without cost share obligations (i.e., co-payments, deductibles or co-insurance) for plan members. Children through 18 years of age without other health insurance coverage may be eligible to receive such vaccinations free-of-charge through the CDC’s Vaccines for Children Program (“VFC”). For Medicare beneficiaries, vaccines may be covered under either the Part B program or Part D depending on several criteria, including the type of vaccine and the beneficiary’s coverage eligibility. If our vaccine candidates, once approved, are covered only under the Part D program, physicians may be less willing to use our products because of the claims adjudication costs and time related to the claims adjudication process and collection of co-payments associated with the Part D program.

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

In the United States and some foreign jurisdictions, there have been, and we expect there will continue to be, several legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of vaccine candidates, restrict or regulate post-approval activities and affect our ability to profitably sell any vaccine candidates for which we obtain marketing approval. In particular, there have been and continue to be a number of initiatives at the U.S. federal and state levels that seek to reduce healthcare costs and improve the quality of healthcare. For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “ACA”), was passed, which substantially changed the way healthcare is financed by both governmental and private payors in the United States. The ACA, among other things: (i) increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extended the rebate program to individuals enrolled in Medicaid managed care organizations; (ii) created a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for certain drugs and biologics that are inhaled, infused, instilled, implanted or injected; (iii) established an annual, nondeductible fee on any entity that manufactures or imports certain specified branded prescription drugs and biologic agents apportioned among these entities according to their market share in specific government healthcare programs; (iv) expanded the eligibility criteria for Medicaid programs; (v) created a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research; (vi) created a new Medicare Part D coverage gap discount program, in which manufacturers must now agree to offer 70% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D; (vii) and established a Center for Medicare & Medicaid Innovation at the Centers for Medicare & Medicaid Services (“CMS”) to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drugs.

There have been executive, judicial and Congressional challenges to the ACA. For example, the Tax Act included a provision that repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year, which is commonly referred to as the “individual mandate.” On June 17, 2021, the United States Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Moreover, prior to the United States Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. On August 16, 2022, President Biden signed the IRA, into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and creating a new manufacturer discount program. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how additional healthcare reform measures of the Biden administration will impact the ACA.

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

Additional changes that may affect our business include the expansion of new programs such as Medicare payment for performance initiatives for physicians under the Medicare Access and CHIP Reauthorization Act of 2015 (“MACRA”), which ended the use of the statutory formula for clinician payment and established a quality payment incentive program, also referred to as the Quality Payment Program. This program provides clinicians with two ways to participate, including through the Advanced Alternative Payment Models (“APM”) and the Merit-based Incentive Payment System (“MIPS”). Under both APMs and MIPS, performance data collected each performance year will affect Medicare payments in later years, including potentially reducing payments. At this time, the full impact of the introduction of the Medicare quality payment program on overall physician reimbursement remains unclear. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors.

Further, in the United States there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug and biological product pricing, reduce the cost of prescription drugs and biological products under government payor programs and review the relationship between pricing and manufacturer patient programs. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the Department of Health and Human Services (“HHS”) released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. Further, the IRA will, among other things, (i) directs HHS to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare, and subject drug manufacturers to civil monetary penalties and a potential excise tax by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law, and (ii) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. However, the IRA does not change either the VFC or the provisions added in 2010 under the ACA. VFC was established to give first-dollar coverage to children up to 18 years of age whose families could not pay for vaccinations while the ACA guaranteed coverage of vaccines without cost sharing for Americans who are either privately insured or newly covered in states that expanded Medicaid. The IRA did help with vaccine access by eliminating cost sharing for adult vaccines covered under Medicare Part D and mandating that all state Medicaid programs cover certain adult vaccines and their administration without cost sharing. Further, many vaccines are excluded from Medicare Part B rebate requirements. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. These provisions take effect progressively starting in fiscal year 2023. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations, although the Medicare drug negotiation program is currently subject to legal challenges. HHS has and will continue to issue and update guidance as these programs are implemented. It is currently unclear how the IRA will be effectuated but is likely to have a significant impact on the pharmaceutical industry. Further, in response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the CMS Innovation Center which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. Further, on December 7, 2023, the Biden administration announced an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine which drugs, biological products and suppliers will be included in their healthcare programs. Furthermore, there has been increased interest by third-party payors and governmental authorities in reference pricing systems and publication of discounts and list prices.

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

We are subject to increasingly stringent and rapidly changing U.S. and foreign laws, regulations, and rules, contractual obligations, industry standards, policies and other obligations related to privacy and data security. The restrictions and costs imposed by these requirements, or our actual or perceived failure to comply with them, could lead to regulatory investigations or actions; litigation (including class claims) and mass arbitration demands; reputational harm; fines and penalties; loss or revenue or profits; and other adverse business consequences.

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

In the United States, federal, state, and local governments have enacted numerous data privacy and data security laws beyond HIPAA and other healthcare privacy laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). For example, the CCPA imposes obligations on businesses to which it applies, including but not limited to, providing specific disclosures in privacy notices and affording California residents certain rights related to their personal data. In addition, the CPRA expanded the CCPA’s requirements, including by adding a new right of individuals to correct their personal data and establishing a new California Privacy Protection Agency to implement and enforce the CCPA. Certain states also impose stricter requirements for processing certain personal data, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. For example, the CCPA allows for fines of up to $7,500 per intentional violation and allows for private litigants affected by certain data breaches to recover significant statutory damages. Other U.S. states have recently enacted comprehensive data privacy laws—including Virginia, Connecticut, Utah, and Colorado — and other local, state, and federal laws are currently under consideration. While these states, like the CCPA, also exempt some data processed in the context of clinical trials, these developments further complicate compliance efforts, and increase legal risk and compliance costs for us and the third parties upon which we rely. If we become subject to new data privacy laws, at the state level, the risk of enforcement action against us could increase because we may become subject to additional obligations, and the number of individuals or entities that can initiate actions against us may increase (including individuals, via a private right of action, and state actors).

In addition, our employees and personnel may use generative artificial intelligence (“AI”) technologies to perform their work, and the disclosure and use of personal data in generative AI technologies is subject to various privacy laws and other privacy obligations. Governments have passed and are likely to pass additional laws regulating generative AI. Our use of this technology could result in additional compliance costs, regulatory investigations and actions, and lawsuits. If we are unable to use generative AI, it could make our business less efficient and result in competitive disadvantages.

We may also become subject to a growing body of privacy, data security and data protection laws outside of the United States as we expand our business and clinical trial activities. For example, the EU GDPR and the UK GDPR impose strict requirements for processing the personal data of individuals located, respectively within the EEA and the United Kingdom (the “UK”). Under either law, companies may face temporary or definitive bans on data processing and other corrective actions, fines of up to 20 million Euros under the EU GDPR, 17.5 million pounds sterling under the UK GDPR or, in each case, 4% of annual global revenue, whichever is greater; or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests.

In addition, many jurisdictions have enacted data localization laws and cross-border personal data transfer laws. These laws may make it more difficult for us to transfer personal data across jurisdictions, which could impede our business. In particular, the EEA and the UK have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it generally believes are inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EEA standard contractual clauses, the UK’s International Data Transfer Agreement / Addendum, and the EU-U.S. Data Privacy Framework and the UK extension thereto (which allows for transfers to relevant U.S.-based organizations who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. If we need but cannot implement a valid compliance mechanism for cross-border privacy and security transfers, or if the requirements for a legally-compliant transfer are too onerous, we may face increased exposure to regulatory actions, substantial fines, and injunctions against processing or transferring personal data from Europe or elsewhere. The inability to import personal data to the United States could significantly and negatively impact our business operations, including by limiting our ability to conduct clinical trial activities in Europe and elsewhere; limiting our ability to collaborate with parties that are subject to European and other data privacy and security laws; or requiring us to increase our personal data processing capabilities in Europe and/or elsewhere at significant expense.

Additionally, companies that transfer personal data out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activist groups. In addition to data privacy and security laws, we are contractually subject to industry standards adopted by industry groups and may become subject to such obligations in the future. We are also bound by other contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful.

Obligations related to data privacy and security (and consumers’ data privacy expectations) are quickly changing in an increasingly stringent fashion, creating some uncertainty as to the effective future legal framework. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or in conflict among jurisdictions. Preparing for and complying with these obligations requires us to devote significant resources (including, without limitation, financial and time-related resources), which may necessitate changes to our information technologies, systems, and practices and to those of any third parties upon which we rely. In addition, these obligations may require us to change our business model.

Although we endeavor to comply with all applicable data privacy and security obligations, we may at times fail (or be perceived to have failed) to do so. Moreover, despite our efforts, our personnel or third parties upon which we rely may fail (or be perceived to have failed) to comply with such obligations, which could negatively impact our business operations and compliance posture. If we or the third parties on which we rely fail, or are perceived to have failed, to address or comply with data privacy and security obligations, we could face significant consequences. These consequences may include, but are not limited to, government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class-related claims) and mass arbitration demands; additional reporting requirements and/or oversight; bans on processing personal data; orders to destroy or not use personal data; and imprisonment of company officials. In particular, plaintiffs have become increasingly more active in bringing privacy-related claims against companies, including class claims and mass arbitration demands. Some of these claims allow for the recovery of statutory damages on a per violation basis, and, if viable, carry the potential for monumental statutory damages, depending on the volume of data and the number of violations. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: loss of customers; interruptions or stoppages in our business operations (including clinical trials); inability to process personal data or to operate in certain jurisdictions; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or revision or restructuring of our operations.

Risks Related to Our Intellectual Property

If we are unable to obtain and maintain patent protection for our technology and products, or if the scope of the patent protection obtained is not sufficiently broad, we may not be able to compete effectively in our markets.

We rely upon a combination of patents, trademarks, trade secret protection and confidentiality agreements to protect the intellectual property related to our vaccine development programs and vaccine candidates. Our success depends in large part on our ability to obtain and maintain patent protection in the United States and other countries with respect to VAX-24, VAX-31 and any future vaccine candidates, as well as methods of making our vaccine candidates and components thereof. We seek to protect our proprietary position by filing patent applications in the United States and abroad related to our development programs and vaccine candidates. The patent prosecution process is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner.

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

Moreover, we may be subject to a third-party pre-issuance submission of prior art to the U.S. Patent and Trademark Office (“USPTO”) or become involved in opposition, derivation, reexamination, inter partes review, post-grant review or interference proceedings challenging our patent rights or the patent rights of others. The costs of defending our patents or enforcing our proprietary rights in post-issuance administrative proceedings and litigation can be substantial and the outcome can be uncertain. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future vaccine candidates.

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

Third-party claims or litigation alleging infringement of patents or other proprietary rights, or seeking to invalidate our patents or other proprietary rights, may delay or prevent the development, manufacturing and commercialization of VAX-24 and any future vaccine candidate.

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

The United States has enacted and implemented wide-ranging patent reform legislation. The U.S. Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on actions by the U.S. Congress, the federal courts and the USPTO, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce patents that we have licensed or that we might obtain in the future. For example, recent decisions raise questions regarding the award of patent term adjustment (PTA) for patents in families where related patents have issued without PTA. Thus, it cannot be said with certainty how PTA will/will not be viewed in future and whether patent expiration dates may be impacted. Similarly, changes in patent law and regulations in other countries or jurisdictions or changes in the governmental bodies that enforce them or changes in how the relevant governmental authority enforces patent laws or regulations may weaken our ability to obtain new patents or to enforce patents that we have licensed or that we may obtain in the future. For example, the complexity and uncertainty of European patent laws have also increased in recent years. In Europe, a new unitary patent system took effect June 1, 2023, which will significantly impact European patents, including those granted before the introduction of such a system. Under the unitary patent system, European applications have the option, upon grant of a patent, of becoming a Unitary Patent which will be subject to the jurisdiction of the Unitary Patent Court (“UPC”). As the UPC is a new court system, there is no precedent for the court, increasing the uncertainty of any litigation. Patents granted before the implementation of the UPC have the option of opting out of the jurisdiction of the UPC and remaining as national patents in the UPC countries. Patents that remain under the jurisdiction of the UPC will be potentially vulnerable to a single UPC-based revocation challenge that, if successful, could invalidate the patent in all countries who are signatories to the UPC. We cannot predict with certainty the long-term effects of any potential changes.

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

The ongoing conflict in Ukraine and related sanctions could significantly devalue our Eurasian patents validated in Russia, and Eurasian patent applications. Russian decrees may also significantly limit our ability to enforce Russian patents. We cannot predict when or how this situation will change.

Our reliance on third parties requires us to share our trade secrets, which increases the possibility that a competitor will discover them or that our trade secrets will be misappropriated or disclosed.

Because we rely on third parties to manufacture VAX-24, VAX-31 and potentially future vaccine candidates, and we collaborate with third parties on the development of VAX-24, VAX-31 and potentially future vaccine candidates, we must, at times, share trade secrets with them. We also conduct joint research and development that may require us to share trade secrets under the terms of our research and development partnerships or similar agreements. We seek to protect our proprietary technology in part by entering into confidentiality agreements and, if applicable, material transfer agreements, consulting agreements or other similar agreements with our advisors, employees, third-party contractors and consultants prior to beginning research or disclosing proprietary information. These agreements typically limit the rights of the third parties to use or disclose our confidential information, including our trade secrets. Despite the contractual provisions employed when working with third parties, the need to share trade secrets and other confidential information increases the risk that such trade secrets become known by our competitors, are inadvertently incorporated into the technology of others or are disclosed or used in violation of these agreements. Given that our proprietary position is based, in part, on our know-how and trade secrets, a competitor’s discovery of our trade secrets or other unauthorized use or disclosure would impair our competitive position and may have an adverse effect on our business and results of operations. Further, disputes may arise under these agreements regarding inventorship or ownership of proprietary information generated during research and development.

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

The market price of our common stock may be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Annual Report on Form 10-K, these factors include, but are not limited to:

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
•
general economic, political and market conditions, including high inflation rates, bank failures, changes in interest rates, government tapering policies and the conflicts in Ukraine and the Middle East, and overall fluctuations in the financial markets in the United States and abroad; and
•
investors’ general perception of us and our business.

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

There is an increasing focus from certain investors and other key stakeholders concerning corporate responsibility, specifically related to environmental, social and governance (“ESG”) factors. As a result, there is an increased emphasis on corporate responsibility ratings and a number of third parties provide reports on companies in order to measure and assess corporate responsibility performance. In addition, the ESG factors by which companies’ corporate responsibility practices are assessed may change, which could result in greater expectations of us and cause us to undertake costly initiatives to satisfy such new criteria. Alternatively, if we are unable to satisfy such new criteria, investors may conclude that our policies with respect to corporate responsibility are inadequate. We risk damage to our brand and reputation if our corporate responsibility procedures or standards do not meet the standards set by various constituencies. We may be required to make investments in matters related to ESG, which could be significant and adversely impact our results of operations. Furthermore, if our competitors’ corporate responsibility performance is perceived to be greater than ours, potential or current investors may elect to invest with our competitors instead. In addition, if we communicate certain initiatives and goals regarding ESG matters, we could fail, or be perceived to fail, in our achievement of such initiatives or goals, or we could be criticized for the scope of such initiatives or goals. If we fail to satisfy the expectations of investors and other key stakeholders or our initiatives are not executed as planned, our reputation and financial results could be materially and adversely affected.

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

Provisions in our amended and restated certificate of incorporation and amended and restated bylaws may discourage, delay or prevent a merger, acquisition or other change in control of us that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. These provisions also could limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. In addition, because our board of directors, or Board, is responsible for appointing the members of our management team, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our Board. Among other things, these provisions:

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

Moreover, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law (“DGCL”), which prohibits a person who owns 15% or more of our outstanding voting stock from merging or combining with us for a period of three years after the date of the transaction in which the person acquired 15% or more of our outstanding voting stock, unless the merger or combination is approved in a prescribed manner. These provisions could discourage potential acquisition proposals and could delay or prevent a change in control transaction. They could also have the effect of discouraging others from making tender offers for our common stock, including transactions that may be in your best interests. These provisions may also prevent changes in our management or limit the price that investors are willing to pay for our stock.

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

This provision would not apply to suits brought to enforce a duty or liability created by the Exchange Act. Furthermore, Section 22 of the Securities Act of 1933 (as amended, the “Securities Act”) creates concurrent jurisdiction for federal and state courts over all such Securities Act actions. Accordingly, both state and federal courts have jurisdiction to entertain such claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our amended and restated certificate of incorporation provides that the federal district courts of the United States will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions. In such instance, we would expect to vigorously assert the validity and enforceability of the exclusive forum provisions of our amended and restated certificate of incorporation. This may require significant additional costs associated with resolving such action in other jurisdictions and there can be no assurance that the provisions will be enforced by a court in those other jurisdictions.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity

Cybersecurity Risk Management and Strategy

We have implemented and maintain various information security processes designed to identify, assess and manage material risks from cybersecurity threats to our critical computer networks, third party hosted services, communications systems, hardware and software, and our critical data, including intellectual property, confidential information that is proprietary, strategic or competitive in nature, and data related to our clinical trials(“Information Systems and Data”).

Our information security function, overseen by our Vice President of IT and Facilities (“VP of IT and Facilities”) and supported by members of our IT, Legal and Finance departments, and our third-party IT service providers, helps identify, assess and manage the Company’s cybersecurity threats and risks. This group identifies and assesses risks from cybersecurity threats by monitoring and evaluating our threat environment using various methods including, for example: using manual and automated monitoring tools; subscribing to reports and services that identify cybersecurity threats; conducting scans of our threat environment; evaluating threats reported to us; conducting internal and external audits for certain data and systems; conducting threat assessments for internal and external threats; conducting vulnerability assessments to identify vulnerabilities; penetration testing; and having third parties conduct threat assessments.

Depending on the environment, we implement and maintain various technical, physical, and organizational measures, processes, standards and policies designed to manage and mitigate material risks from cybersecurity threats to our Information Systems and Data, including, for example: maintaining an incident response process; conducting risk assessments; encrypting certain of our data; segregating certain of our data; implementing network security controls; maintaining access and physical security controls; asset management processes for managing, tracking, and disposing of assets; monitoring our corporate systems; providing security awareness training to employees; and maintaining cybersecurity insurance.

Our assessment and management of material risks from cybersecurity threats are integrated into the Company’s overall risk management processes. For example, our senior management evaluates material risks from cybersecurity threats against our overall business objectives and reports to the audit committee of the board of directors, which evaluates our cybersecurity risks.

We use third-party service providers to assist us from time to time to identify, assess, and manage material risks from cybersecurity threats, including, for example, cybersecurity consultants, cybersecurity software and hardware providers, outside legal counsel, penetration testing firms, dark web monitoring services, and forensic investigators.

We use third-party service providers to perform a variety of functions throughout our business, such as application providers, hosting companies, contract research organizations, and contract manufacturing organizations. We use certain vendor management processes to help manage cybersecurity risks associated with our use of certain of these providers. Depending on the nature of the services provided, the sensitivity of the Information Systems and Data at issue, and the identity of the provider, our vendor management process may involve different levels of assessment designed to help identify cybersecurity risks associated with a provider and impose contractual obligations related to cybersecurity on the provider, including, for example, requiring our vendors to complete security questionnaires and conducting vulnerability scans related to our vendors’ services.

For a description of the risks from cybersecurity threats that may materially affect the Company and how they may do so, see our risk factors under Part 1. Item 1A. Risk Factors in this Annual Report on Form 10-K, including “If our information technology systems or those of the third parties upon which we rely, are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to significant fines or other liability; regulatory investigations or actions; disruptions of our development programs or business operations; harms to our reputation, and other adverse consequences.”

Cybersecurity Governance

Our board of directors addresses the Company’s cybersecurity risk management as part of its general oversight function. The board of directors’ audit committee is responsible for overseeing Company’s cybersecurity risk management processes, including oversight and mitigation of risks from cybersecurity threats.

Our cybersecurity risk assessment and management processes are implemented and maintained by certain individuals in Company management, including our VP of IT and Facilities, who has over 25 years of IT experience, including 10 years of information security experience, in various IT leadership roles in life sciences companies.

Our VP of IT and Facilities is responsible for hiring appropriate personnel, helping to integrate cybersecurity risk considerations into the Company’s overall risk management strategy, and communicating key priorities to relevant personnel.

Our VP of IT and Facilities is responsible for preparing budgets, helping prepare for cybersecurity incidents, approving cybersecurity processes, and reviewing security assessments and other security-related reports.

Our cybersecurity incident response processes are designed to escalate certain cybersecurity incidents and vulnerabilities to members of management depending on the circumstances, including our President and CFO. Our President and CFO works with the Company’s incident response team to help the Company mitigate and remediate cybersecurity incidents of which they are notified. In addition, the Company’s incident response processes include reporting to the audit committee of the board of directors for certain cybersecurity incidents.

The audit committee receives quarterly reports from our VP of IT and Facilities concerning the Company’s significant cybersecurity threats and risk and the processes the Company has implemented to address them. The audit committee also has access to various reports, summaries or presentations related to cybersecurity threats, risk and mitigation.

Item 2. Properties.

Our corporate headquarters is located at 825 Industrial Road, Suite 300, San Carlos, California 94070 (“Corporate Headquarters”), where we lease and occupy 77,498 square feet of laboratory and office space. In September 2023, we entered into an assignment and assumption of lease agreement for an additional operating lease in the same building as our Corporate Headquarter (the “Assumed Lease Premises”). Our Assumed Lease premises consist of an aggregate of approximately 36,593 square feet of laboratory and office space in that we lease and occupy. Our lease for our Corporate Headquarters expires on December 31, 2025 and our lease for the Assumed Lease Premises expires on November 30, 2031. We use our Corporate Headquarters and Assumed Lease Premises primarily for corporate research, development, regulatory, manufacturing and quality functions. We believe that our existing facilities are adequate to meet our current needs.

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

Holders

As of February 23, 2024, there were approximately 11 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividend Policy

We have not declared or paid any cash dividend on our common stock. We intend to retain any future earnings and do not expect to pay cash dividends in the foreseeable future. Payment of cash dividends, if any, in the future will be at the discretion of our board of directors (our “Board”) and will depend on then-existing conditions, including our financial condition, operating results, contractual restrictions, capital requirements, business prospects and other factors our Board may deem relevant.

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

The following stock performance graph compares our cumulative total stock return relative to the cumulative total returns of the Nasdaq Composite Index and the Nasdaq Biotechnology Index for the period from June 12, 2020 (the date our common stock commenced trading on the Nasdaq Global Select Market) through December 31, 2023. The figures below assume an investment of $100 in our common stock at the closing price of $26.15 on June 12, 2020, the date of our IPO, and in each index on the same date and the reinvestment of the full amount of all dividends into shares of common stock; however, no dividends have been declared on our common stock to date. The stockholder returns shown on the graph below are based on historical results and are not indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

Unregistered Sales of Equity Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes and other financial information included elsewhere in this Annual Report on Form 10-K. This discussion and analysis contain forward-looking statements based upon our current beliefs, plans and expectations that involve risks, uncertainties and assumptions, such as statements regarding our plans, objectives, expectations, intentions and beliefs. Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the section titled “Risk Factors” and elsewhere in this Annual Report on Form 10-K. You should carefully read the “Risk Factors” section of this Annual Report on Form 10-K to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements. Please also see the section titled “Special Note Regarding Forward-Looking Statements.”

Overview

We are a clinical-stage vaccine innovation company engineering high-fidelity vaccines to protect humankind from the consequences of bacterial diseases. We are developing broad-spectrum conjugate and novel protein vaccines to prevent or treat bacterial infectious diseases. We are re-engineering the way highly complex vaccines are made through modern synthetic techniques, including advanced chemistry and the XpressCF™ cell-free protein synthesis platform, exclusively licensed from Sutro Biopharma, Inc. (“Sutro Biopharma”). Unlike conventional cell-based approaches, our system for producing difficult-to-make proteins and antigens is intended to accelerate our ability to efficiently create and deliver high-fidelity vaccines with enhanced immunological benefits.

Our pipeline includes:

•
Pneumococcal conjugate vaccine (“PCV”) candidates that we believe are among the most broad-spectrum PCV candidates currently in development, targeting the approximately $8 billion global pneumococcal vaccine market. Pneumococcal disease is an infection caused by Streptococcus pneumoniae (“pneumococcus”) bacteria. It can result in invasive pneumococcal disease (“IPD”), including meningitis and bacteremia, and non-invasive pneumococcal disease, including pneumonia, otitis media and sinusitis. Our broad-spectrum, carrier-sparing PCV candidates, VAX-24 and VAX-31, are designed to improve upon the standard-of-care PCVs for both children and adults by covering the serotypes that are responsible for a significant portion of IPD in circulation and are associated with high case-fatality rates, antibiotic resistance and meningitis, while maintaining coverage of previously circulating strains that are currently contained through continued vaccination practice.
o
Our lead vaccine candidate, VAX-24, is a 24-valent, broad-spectrum, carrier-sparing investigational PCV being developed for the prevention of IPD.
▪
VAX-24 Adult Indication:
•
In October 2022, we announced positive topline results from both the Phase 1 and Phase 2 portions of a clinical proof-of-concept study evaluating the safety, tolerability and immunogenicity of VAX-24 in 835 healthy adults aged 18-64. The Phase 1 portion of the study evaluated the safety and tolerability of a single injection of VAX-24 at three dose levels, 1.1mcg, 2.2mcg and 2.2mcg/4.4mcg, and compared to Prevnar 20® (“PCV20”) in 64 healthy adults aged 18-49. The Phase 2 portion evaluated the safety, tolerability and immunogenicity of a single injection of VAX-24 at the same three dose levels and compared to a single injection of PCV20 in 771 healthy adults aged 50-64. In this study, VAX-24 met the primary safety and tolerability objectives, demonstrating a safety profile similar to PCV20, for all doses studied. In the study, VAX-24 met or exceeded the established regulatory immunogenicity standards for all 24 serotypes at the conventional 2.2mcg dose, which is the dose selected for a potential Phase 3 program. At this dose, VAX-24 met the standard opsonophagocytic activity (“OPA”) response non-inferiority criteria for all 20 serotypes common with PCV20, of which 16 achieved higher immune responses. Additionally, at all three doses, VAX-24 met the standard superiority criteria for all four serotypes unique to

VAX-24. VAX-24 has the potential to cover an additional 14-26 percent of strains causing IPD in adults over the current standard-of-care PCVs.
•
In April 2023, we announced positive results from a Phase 2 study of VAX-24 in adults aged 65 and older, as well as data from the full six-month safety assessment and prespecified pooled immunogenicity analyses from both the Phase 2 study in adults aged 65 and older and the prior Phase 1/2 study in adults aged 18-64. The Phase 2 study in adults aged 65 and older evaluated the safety, tolerability and immunogenicity of a single injection of VAX-24 at three dose levels, 1.1mcg, 2.2mcg and 2.2mcg/4.4mcg, and compared to a single injection of PCV20 in 207 healthy adults aged 65 and older. In this Phase 2 study, VAX-24 demonstrated robust OPA immune responses across all 24 serotypes at all doses studied, confirming the prior Phase 2 adult study results. The VAX-24 2.2mcg dose, which is the dose selected for a potential Phase 3 program, showed an overall improvement in immune responses compared to PCV20 relative to the results from the prior Phase 2 study in adults aged 50-64. The six-month safety data from both adult studies showed safety and tolerability results for VAX-24 similar to PCV20 at all doses studied. Additionally, the prespecified pooled immunogenicity analyses of data from both adult Phase 2 studies showed the VAX-24 2.2mcg dose met the OPA non-inferiority criteria for all 20 serotypes common with PCV20 and the superiority criteria for the four additional serotypes unique to VAX-24.
•
The U.S. Food and Drug Administration (“FDA”) has granted Fast Track designation and Breakthrough Therapy designation for VAX-24 in adults.
•
In October 2023, we completed a successful End-of-Phase 2 meeting with the FDA. The meeting focused on the VAX-24 adult Phase 3 clinical program, including the design of the pivotal, non-inferiority study and other Phase 3 studies needed to support a Biologics License Application (“BLA”) submission. Based on the End-of-Phase 2 meeting, we believe there is agreement with the FDA on the clinical design of a potential adult Phase 3 program, including the approximate overall number of subjects, the primary and secondary endpoints for the pivotal, non-inferiority study as well as confirmation that the planned immunogenicity analyses are sufficient to support licensure and a separate efficacy study is therefore not required.
•
In January 2024, we announced that we received encouraging input from ongoing discussions with the FDA about the VAX-24 adult program to further inform our chemistry, manufacturing and controls (“CMC”) licensure requirements and that we expect to seek additional CMC-focused input from the FDA as we prepare for and potentially conduct our VAX-24 adult Phase 3 program. Following the topline data from the VAX-31 adult Phase 1/2 study, which is expected in the third quarter of 2024, we expect to determine whether to advance VAX-24 or VAX-31 to an adult Phase 3 program. If we move forward with the VAX-24 adult Phase 3 program, we expect to initiate the pivotal, non-inferiority study in adults aged 50 and older in the second half of 2024 and announce topline safety, tolerability and immunogenicity data from this study in the second half of 2025. We would expect to initiate the remaining Phase 3 studies, which are shorter in duration than the non-inferiority study, for VAX-24 in the adult population in 2025 and 2026. If we move forward with the VAX-31 adult Phase 3 program, we expect to initiate the full complement of potential Phase 3 studies in 2025 and 2026. Subject to the results of the adult Phase 3 studies, we would expect to submit a BLA for VAX-24 or VAX-31 shortly following the completion of the last Phase 3 study.
▪
VAX-24 Pediatric Indication:
•
In March 2023, we announced that the first participants were dosed in the first stage of a Phase 2 study of VAX-24 in healthy infants. The Phase 2 infant study is being conducted in two stages and compares VAX-24 to the broadest-spectrum standard-of-care PCVs currently available. Stage 1 of the study evaluated the safety and tolerability of a single injection of VAX-24 at three dose levels, 1.1mcg, 2.2mcg and 2.2mcg/4.4mcg, and compared to VAXNEUVANCETM (“PCV15”), the broadest-spectrum standard-of-care PCV at that time, in 48 infants in a dose-escalation approach.
•
In July 2023, we announced that the ongoing Phase 2 study of VAX-24 in healthy infants had advanced to the second and final stage of the study in which we continue to enroll participants. The independent Data Safety Monitoring Board approved advancing to the second stage of the study following the review of the safety and tolerability results from the first stage. Additionally, in agreement with the FDA, we amended the study protocol for Stage 2 of the study, changing the study comparator to PCV20, which became the broadest-spectrum PCV recommended by the Advisory Committee on Immunization Practices in June 2023. This Phase 2 study is evaluating the safety, tolerability and immunogenicity of VAX-24 in healthy infants at the same three dose levels, 1.1mcg, 2.2mcg and 2.2mcg/4.4mcg, that were evaluated in Stage 1. We expect to share topline data from the primary three-dose immunization series of the study by the end of the first quarter of 2025, followed by topline data from the booster dose by the end of 2025.
o
Our second PCV candidate, VAX-31, is the broadest-spectrum PCV to enter the clinic. VAX-31 builds on what has been established with VAX-24 and is designed to expand the breadth of coverage to 31 strains, inclusive of the 24 strains in VAX-24, without compromising immunogenicity due to carrier suppression, and to cover approximately 95% of IPD circulating in the U.S. adult population.
▪
In October 2023, we announced the FDA clearance of the investigational new drug (“IND”) application for VAX-31 for the prevention of IPD in adults. In November 2023, we announced that the first participants were dosed in a Phase 1/2 clinical study for VAX-31 in adults. The VAX-31 Phase 1/2 clinical study is a randomized, observer-blind, active-controlled, dose-finding clinical study designed to evaluate the safety, tolerability and immunogenicity of VAX-31 at three dose levels (low, middle and high) and compared to PCV20 in 1,015 healthy adults aged 50 and older. The Phase 1 portion of the study evaluated the safety and tolerability of a single injection of VAX-31 at three dose levels and compared to PCV20 in 64 healthy adults 50 to 64 years of age. An independent Data Monitoring Committee conducted an assessment of the Phase 1 safety and tolerability results and recommended that the study proceed as planned to Phase 2. Phase 1 participants will also be evaluated for immunogenicity, and the Phase 1 safety, tolerability and immunogenicity data will be pooled with the participants in the Phase 2 portion of the study. The Phase 2 portion of the study will evaluate the safety, tolerability and immunogenicity of a single injection of VAX-31 at the same three dose levels and compared to PCV20 in 951 healthy adults 50 years of age and older. Participants were randomized equally in four separate arms and, 30 days after dosing, serology samples will be collected to assess immunogenicity. The immunogenicity objectives of the study include an assessment of the induction of antibody responses, using OPA and immunoglobulin G (“IgG”), at each of the three VAX-31 doses and compared to PCV20 for the 20 serotypes in common, as well as for the additional 11 serotypes contained in VAX-31, but not in PCV20. Participants in the study are being evaluated for safety through six months after vaccination. The study is being conducted at approximately 25 sites in the United States.
▪
In January 2024, we announced the completion of enrollment in the Phase 1/2 clinical study evaluating VAX-31 in healthy adults aged 50 and older. We expect to announce topline safety, tolerability and immunogenicity data from the Phase 1/2 study in the third quarter of 2024, following which we expect to determine whether to advance VAX-24 or VAX-31 to an adult Phase 3 program as discussed above.
•
VAX-A1, a novel conjugate vaccine candidate designed to prevent disease caused by Group A Streptococcus (“Group A Strep”). Group A Strep is pervasive globally and causes an estimated 800 million cases of illness annually, including pharyngitis, or strep throat, and certain severe invasive infections and sequelae. There is currently no vaccine against Group A Strep, which is one of the leading infectious disease-related causes of death and disability worldwide and a significant contributor to the prescription of antibiotics in the very young. We believe we have demonstrated preclinical proof of concept for VAX-A1, the data for which were published in December 2020. We nominated the final vaccine candidate for VAX-A1 in the first quarter of 2021 and initiated IND-enabling activities in the second half of 2021. We continue to advance the development of VAX-A1 and we intend to provide further information about the anticipated timing of an IND application as the program progresses.
•
VAX-PG, a novel protein vaccine candidate targeting the keystone pathogen responsible for periodontitis, a chronic oral inflammatory disease affecting an estimated 65 million adults in the United States. We believe we have generally demonstrated preclinical proof of concept for a periodontitis protein vaccine, the data for which was published in February 2019. We nominated a final vaccine candidate for VAX-PG in 2022 and are conducting large-animal confirmatory studies prior to advancing the program to potential IND-enabling activities. Our initial goal is to develop a therapeutic vaccine to slow or stop disease progression; however, the results from clinical trials may inform the potential adoption of prophylactic immunization.
•
VAX-GI, a novel preclinical vaccine candidate being developed as a preventative treatment for dysentery and shigellosis, which is caused by Shigella bacteria. Shigella, a bacterial illness that affects an estimated 188 million people worldwide each year and results in approximately 164,000 deaths annually, mostly among children under five years of age in low- and middle-income settings. The central antigen in VAX-GI is IpaB, a well-appreciated antigen that other developers have been unable to produce in an amount sufficient to enable a commercial product. With our cell-free technology, we believe we can produce this antigen at substantially improved yields, allowing for commercial-scale production. VAX-GI is being developed in collaboration with the University of Maryland, Baltimore as well as with partial funding from two research grants awarded by the National Institutes of Health.
•
Other discovery-stage programs that leverage our cell-free protein synthesis platform, which, if proven successful in preclinical studies, could also be advanced into IND-enabling activities and clinical studies.

Since January 1, 2023, key developments affecting our business include the following:
•
Completed Successful $863 Million Follow-On Financing: In February 2024, we completed an underwritten public offering of 12,695,312 shares of our common stock, which included the full exercise of the underwriters’ option to purchase an additional 1,757,812 shares, at a public offering price of $64.00 per share and pre-funded warrants to purchase 781,250 shares of our common stock at a public offering price of $63.999 per underlying share. The aggregate gross proceeds to us from the offering were approximately $862.5 million, before deducting underwriting discounts and commissions and other estimated offering expenses payable by us, and excluding the exercise of any pre-funded warrants.
•
Completed Enrollment of Phase 1/2 Study Evaluating VAX-31 for the Prevention of IPD in Adults Aged 50 and Older: In January 2024, we announced the completion of enrollment in the Phase 1/2 clinical study evaluating VAX-31 in healthy adults aged 50 and older. The VAX-31 Phase 1/2 clinical study is a randomized, observer-blind, active-controlled, dose-finding study designed to evaluate the safety, tolerability and immunogenicity of VAX-31 at three dose levels (low, middle and high) compared to PCV20 in 1,015 healthy adults aged 50 and older.
•
VAX-24 Adult Phase 1/2 Proof-of-Concept Data Published in The Lancet Infectious Diseases Highlighting Best-in-Class Potential of VAX-24: In December 2023, the results from the VAX-24 Phase 1/2 clinical POC study were published in the journal The Lancet Infectious Diseases.
•
Exercised Option and Entered into Manufacturing Rights Agreement with Sutro Biopharma to Obtain Control Over Manufacturing and Development of Cell-Free Extract: In November 2023, we exercised the option and entered into a manufacturing rights agreement with Sutro Biopharma to obtain control over the development and manufacture of cell-free extract, a key component of our PCV candidates. Pursuant to the manufacturing rights agreement, we obtained exclusive rights to independently, or through certain third parties, develop, improve and manufacture cell-free extract for use in connection with our vaccine candidates.
•
Dosed First Participants in Phase 1/2 Clinical Study Evaluating VAX-31 for the Prevention of IPD in Adults: In November 2023, following FDA clearance of the IND application, we announced that the first participants were dosed in a Phase 1/2 clinical study for VAX-31 in adults.
•
Expanded Collaboration with Lonza for Global Commercial Manufacturing of Our PCV Candidates: In October 2023, we and Lonza Ltd. (“Lonza”) entered into a new commercial manufacturing agreement, expanding our existing collaboration. This agreement supports the potential global commercialization of our PCV candidates in both the adult and pediatric populations and complements our plans to utilize existing Lonza infrastructure to advance clinical development and support the anticipated initial U.S. launch of VAX-24 or VAX-31 for the adult population. Under the terms of the new agreement, Lonza will provide us with a custom-built manufacturing suite as part of Lonza’s Ibex® facility in Visp, Switzerland to support the manufacture of key components, including the drug substances, for our PCV franchise.
•
Completed End-of-Phase 2 Meeting with FDA and Held CMC Regulatory Discussions: In October 2023, we completed a successful End-of-Phase 2 meeting with the FDA. The meeting focused on the VAX-24 adult Phase 3 clinical program, including the design of the pivotal, non-inferiority study and other Phase 3 studies needed to support a BLA submission. Based on the End-of-Phase 2 meeting, we believe there is agreement with the FDA on the clinical design of the adult Phase 3 program, including the approximate overall number of subjects, the primary and secondary endpoints for the pivotal, non-inferiority study as well as confirmation that the planned immunogenicity analyses are sufficient to support licensure and an efficacy study is therefore not required. Additionally, as part of ongoing CMC-focused discussions, we received encouraging input from the FDA regarding the VAX-24 adult licensure requirements. We were granted these discussions under the VAX-24 adult Breakthrough Therapy designation and expect to seek additional CMC-focused input from the FDA as we continue to prepare for and potentially conduct the VAX-24 adult Phase 3 program.
•
Advanced to Second and Final Stage of Phase 2 Study Evaluating VAX-24 for the Prevention of IPD in Infants and Dosed First New Participants: In July 2023, we announced that the ongoing Phase 2 study of VAX-24 in healthy infants advanced to the second and final stage of the study. The independent Data Safety Monitoring Board approved advancing to the second stage of the study following the review of the safety and tolerability results from the first stage. New participants began enrolling and dosing in Stage 2 of the study in July 2023. Additionally, in agreement with the FDA, we amended the study protocol for Stage 2, changing the study comparator to PCV20, which is currently the broadest-spectrum PCV recommended by the Advisory Committee on Immunization Practices for infants. Enrollment in the VAX-24 infant Phase 2 study is nearing completion.
•
Reported Positive Data from Phase 2 Study of VAX-24 in Adults Aged 65 and Older and Full Six-Month Safety Data from Adult Phase 1/2 and Phase 2 Studies: In April 2023, we announced positive results from the VAX-24 Phase 2 study in adults aged 65 and older, as well as data from the full six-month safety assessment and prespecified pooled immunogenicity analyses from both the Phase 2 study in adults aged 65 and older and the prior Phase 1/2 proof-of-concept study in adults aged 18-64. (Phase 1 portion included adults aged 18-49 and the Phase 2 portion included adults aged 50-64). In the Phase 2 study in adults aged 65 and older, VAX-24 demonstrated robust OPA immune responses for all 24 serotypes at all doses studied, confirming the prior adult Phase 1/2 proof-of-concept study results. The six-month safety data from both studies showed safety and tolerability results for VAX-24 similar to PCV20 at all doses studied.
•
Completed Successful $575 Million Follow-On Financing: In April 2023, we completed an underwritten public offering of 13,030,000 shares of our common stock, which included the full exercise of the underwriters’ option to purchase an additional 1,830,000 shares, at a public offering price of $41.00 per share and pre-funded warrants to purchase 1,000,000 shares of our common stock at a public offering price of $40.999 per underlying share. The aggregate gross proceeds to us from the offering were $575.2 million, before deducting underwriting discounts and commissions and other estimated offering expenses payable by us, and excluding the exercise of any pre-funded warrants.
•
Announced New Vaccine Program VAX-GI: In February 2023, we announced that we added a new vaccine program, VAX-GI, designed to prevent Shigella, a bacterial illness that affects an estimated 188 million people worldwide each year and results in approximately 164,000 deaths annually, mostly among children under five years of age in low- and middle-income settings.
•
Announced FDA Clearance of Investigational New Drug Application for VAX-24 for the Prevention of IPD in Infants: In late February 2023, we announced that the FDA cleared the VAX-24 IND application for the prevention of IPD in infants.
•
VAX-24 Granted Breakthrough Therapy Designation from the FDA for the Prevention of IPD in Adults Aged 18 and Older: In January 2023, we announced that the FDA granted Breakthrough Therapy designation for VAX-24 for the prevention of IPD in adults. With Breakthrough Therapy designation, we have access to all of the elements of the FDA’s Fast Track program, as well as the ability to receive guidance and support from the FDA on an efficient drug development program and an organizational commitment from senior managers within the FDA. The Breakthrough Therapy designation process is designed to expedite the development and review of drugs and biologics that are intended to treat a serious or life-threatening condition, where preliminary clinical evidence indicates that the drug or biologic may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints.

Since our inception in November 2013, we have devoted substantially all of our resources to performing research and development, undertaking preclinical studies, advancing our vaccine candidates through clinical trials, enabling manufacturing activities in support of our product development efforts, acquiring and developing our technology and vaccine candidates, organizing and staffing our company, performing business planning, establishing our intellectual property portfolio and raising capital to support and expand such activities. We do not have any products approved for sale and have not generated any revenue from product sales. To date, we have financed our operations primarily with proceeds from the sales of our common stock, pre-funded warrants to purchase our common stock and, prior to our initial public offering (“IPO”) in June 2020, redeemable convertible preferred stock. We will continue to require additional capital to develop and commercialize our vaccine candidates and fund operations for the foreseeable future. Accordingly, until such time as we can generate significant revenue from sales of our vaccine candidates, if ever, we expect to finance our cash needs through public or private equity or debt financings, third-party (including government) funding and marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches.

We have incurred net losses in each year since inception and expect to continue to incur net losses in the foreseeable future. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending in large part on the timing of our preclinical studies, clinical trials and manufacturing activities, and our expenditures on other research and development activities. Our net losses were $402.3 million, $223.5 million and $100.1 million for the years ended December 31, 2023, 2022 and 2021, respectively. As of December 31, 2023, we had an accumulated deficit of $924.4 million and cash, cash equivalents and investments of $1,242.9 million. We believe our cash, cash equivalents and investments will be sufficient to fund our operating expenses and capital expenditure requirements through at least 12 months from the filing date of this Annual Report on Form 10-K.

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
•
progress in the scale-up of our manufacturing capabilities, in particular to prepare for our adult Phase 3 program for VAX-24 or VAX-31, as well as the potential commercial launches of VAX-24 and/or VAX-31;
•
incur additional costs that may be required for secondary supply sources;
•
require the manufacture of supplies for our clinical trials, in particular our clinical trials for our PCV candidates, VAX-24 and VAX-31;
•
pursue regulatory approval of our vaccine candidates;
•
establish additional manufacturing capacity to meet potential incremental supply requirements following the potential initial commercial launch of VAX-24 or VAX-31 for adults;
•
hire additional personnel;
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

Certain Significant Relationships

Lonza

Development and Manufacturing Services Agreements

In April 2022, we entered into a non-exclusive development and manufacturing services agreement with Lonza effective as of March 22, 2022, which was subsequently amended on May 12, 2022, November 21, 2022 and October 31, 2023 (as amended, the “2022 Lonza DMSA”). Pursuant to the 2022 Lonza DMSA, Lonza is obligated to perform services including manufacturing process development and clinical manufacture and supply of our proprietary PCV candidates. Subject to the terms and conditions set forth in the 2022 Lonza DMSA, Lonza has granted to us a non-exclusive, worldwide, fully paid-up, irrevocable, transferable license, including the right to grant sublicenses, under the New General Application Intellectual Property, to research, develop, make, have made, use, sell and import the Product. Unless earlier terminated, the 2022 Lonza DMSA shall remain in place for a period of five years. Either party may terminate the 2022 Lonza DMSA for any reason on prior written notice to the other party, provided that Lonza may not exercise such right until a specified future date. In addition, either party may terminate the 2022 Lonza DMSA (i) within a given time period upon any material breach that is left uncured by the other party, or (ii) immediately if the other party becomes insolvent. We may also terminate the 2022 Lonza DMSA upon an extended force majeure event. Upon expiration and/or termination of the 2022 Lonza DMSA and/or any purchase order, we will pay Lonza for all service rendered, all costs incurred, all unreimbursed capital equipment and any cancellation fees (each term as defined in the 2022 Lonza DMSA).

In February 2023, we entered into another non-exclusive development and manufacturing services agreement with Lonza, effective as of March 1, 2023 (the “2023 Lonza DMSA”). Pursuant to the 2023 Lonza DMSA, Lonza will perform manufacturing process development and the manufacture of components for VAX-24 and VAX-31, including the polysaccharide antigens, our proprietary eCRM protein carrier and conjugated drug substances. Subject to the terms and conditions set forth in the 2023 Lonza DMSA, Lonza has granted to us a non-exclusive, worldwide, fully paid-up, transferable license, including the right to grant sublicenses (subject to the prior written consent of Lonza), under the New General Application Intellectual Property, to use, sell and import the Product manufactured under the 2023 Lonza DMSA (but no other products). Unless earlier terminated, the 2023 Lonza DMSA shall remain in place for a period of five years and shall automatically renew for one additional two-year period unless either party provides written notice of non-renewal at least two years prior to the fifth anniversary of the effective date. We may terminate the 2023 Lonza DMSA for any reason on prior written notice to the other party on a Project Plan-by-Project Plan basis. Either party may terminate the 2023 Lonza DMSA (i) within a given time period upon any material breach that is left uncured by the other party, (ii) immediately if the other party becomes insolvent, is dissolved or liquidated, makes a general assignment for the benefit of its creditors, or files or has filed against it, a petition in bankruptcy or has a receiver appointed for a substantial part of its assets, (iii) upon an extended force majeure event, or (iv) if it becomes apparent to either party at any stage in the provision of the Services that it will be impossible to complete the Services for scientific or technical reasons despite exercise of best commercial efforts by both parties. Pursuant to the reason for termination and the party initiating the termination, we will pay Lonza for some combination of services rendered, costs incurred, unreimbursed capital equipment and/or any cancellation fees. Upon an extended force majeure event, neither party shall have any further liability to the other party (each term as defined in the 2023 Lonza DMSA).

Under each of the 2022 Lonza DMSA and 2023 Lonza DMSA (collectively, the “Lonza Agreements”) we pay Lonza agreed-upon fees for their performance of development and manufacturing services and pass through expenses incurred by Lonza for raw materials, as well as customary procurement and handling fees. Under each Lonza Agreement, we own all rights, title and interest in and to any and all New Customer Intellectual Property (as defined in each Lonza Agreement), and Lonza owns all right, title and interest in New General Application Intellectual Property (as defined in each Lonza Agreement).

Commercial Manufacturing and Supply Agreement

On October 13, 2023, Vaxcyte Switzerland GmbH (“Vaxcyte GmbH”), a Swiss limited liability company and wholly owned subsidiary of ours, entered into a pre-commercial services and commercial manufacturing supply agreement with Lonza (the “Commercial Manufacturing and Supply Agreement”).

Pursuant to the Commercial Manufacturing and Supply Agreement, Lonza will (i) construct and build out a dedicated suite (the “Suite”) at Lonza’s facilities in Visp, Switzerland to manufacture certain key components (including drug substance) for our proprietary PCV franchise and any other products or intermediates Vaxcyte GmbH may choose (collectively, the “Products”) and (ii) maintain and operate the Suite (utilizing Lonza’s employees) to manufacture the Products as a service provided to Vaxcyte GmbH, including conducting related quality control and quality assurance operations. Lonza will be a preferred, non-exclusive, supplier of the Products to Vaxcyte GmbH, and Vaxcyte GmbH retains the right to procure the Products from one or more alternate and/or backup manufacturers of the Products (including at our own facilities).

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

Unless earlier terminated, the Commercial Manufacturing and Supply Agreement will remain in effect until December 31, 2038, subject to automatic renewal for up to three additional renewal periods of five years each, unless Vaxcyte GmbH elects not to renew (with 24 months advanced notice to Lonza). Vaxcyte GmbH is permitted to terminate the Commercial Manufacturing and Supply Agreement for convenience or for Lonza’s uncured material breach, in each case subject to certain notice obligations. Lonza is permitted to terminate the Commercial Manufacturing and Supply Agreement in the event that Vaxcyte GmbH commits certain specified material breaches, including uncured failure to pay material, undisputed amounts of money due to Lonza, subject to certain notice obligations. Either party may terminate the Commercial Manufacturing and Supply Agreement in certain circumstances in the event of the other party’s bankruptcy. In the event that Vaxcyte GmbH terminates the agreement for convenience, or Lonza terminates the agreement in the event that Vaxcyte GmbH commits certain specified material breaches, then certain termination consequences may be triggered, including that (i) Vaxcyte GmbH would forfeit any outstanding entitlement to credit from Lonza of the Repurposing Fee (as defined below), and (ii) Vaxcyte GmbH would be obligated to pay Lonza a termination penalty equal to the greater of (a) CHF 70,000,000, or (b) a prespecified number of months’ FTE fees for the actual FTEs assigned to Vaxcyte GmbH as of the date of termination. Within 30 days of the Effective Date, Vaxcyte GmbH paid Lonza a repurposing fee (the “Repurposing Fee”) of CHF 27,000,000 that will be credited back to Vaxcyte GmbH over a 10-year period starting upon commencement of commercial production. In the event of a termination under certain circumstances, Lonza shall be obligated to provide certain wind-down and transition services to Vaxcyte GmbH for up to 12 and 24 months, respectively.

For additional details regarding our relationship with Lonza, see Note 7, “Commitments and Contingencies,” and Note 4, “Commercial Manufacturing and Supply Agreement” to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Sutro Biopharma

Sutro Biopharma is a clinical stage, publicly traded drug discovery, development and manufacturing company using precise protein engineering and rational design (enabled by Sutro Biopharma’s proprietary XpressCF platform technology) to advance next-generation oncology therapeutics. Following our corporate formation, we acquired an exclusive license to Sutro Biopharma’s proprietary cell-free protein synthesis platform, XpressCF, for the discovery, development and sale of vaccines for the treatment or prevention of infectious diseases, excluding cancer vaccines. Under a related supply agreement with Sutro Biopharma, we have an exclusive relationship in our field to buy extract and certain custom reagents for use in manufacturing the vaccine compositions covered by the exclusive license, which we use to produce our protein carriers and certain of our antigens. Under a separate agreement with Sutro Biopharma, we enhanced our rights with respect to access to a second supplier of extract and acquired an option to access expanded rights to develop and manufacture extract, among other rights. In November 2023, we exercised this option and entered in a manufacturing rights agreement to obtain control over manufacturing and development of cell-free extract for our vaccine candidates.

Amended and Restated License Agreement with Sutro Biopharma

We are party to an amended and restated license agreement with Sutro Biopharma, dated October 12, 2015, which was subsequently amended on May 9, 2018, May 29, 2018, September 28, 2023 and November 21, 2023 (as amended, the “Sutro Biopharma License Agreement”). Under the Sutro Biopharma License Agreement, we received an exclusive, worldwide, royalty-bearing, sublicensable license under Sutro Biopharma’s patents and know-how relating to cell-free expression of proteins to (i) research, develop, use, sell, offer for sale, export, import and otherwise exploit specified vaccine compositions, such rights being sublicensable, for the treatment or prophylaxis of infectious diseases, excluding cancer vaccines, and (ii) manufacture, or have manufactured by an approved contract manufacturing organization, such vaccine compositions from extracts supplied by Sutro Biopharma pursuant to the Sutro Biopharma Supply Agreement (as described below). We are obligated to use commercially reasonable efforts to develop, obtain regulatory approval for and commercialize the vaccine compositions. In consideration of the rights granted under the Sutro Biopharma License Agreement, we are obligated to pay Sutro Biopharma a 4% royalty on worldwide aggregate annual net sales of our vaccine products for human health and a 2% royalty on such net sales of vaccine products for animal health. Such royalty rates are subject to specified reductions, including standard reductions for third-party payments and for expiration of relevant patent claims. We are also obligated to pay Sutro Biopharma any royalties due to Stanford University (the upstream licensor of Sutro Biopharma), to the extent the royalties payable by Sutro Biopharma to Stanford University are greater than the royalties payable by us to Sutro Biopharma. Royalties are payable on a vaccine composition-by-vaccine composition and country-by-country basis until the later of expiration of the last valid claim in the licensed patents covering such vaccine composition in such country and ten years after the first commercial sale of such vaccine composition. The latest expiration date of a licensed Sutro Biopharma patent application, if issued, would be 2036, subject to any adjustment or extension of patent term that may be available in a particular country. In addition, we are obligated to pay Sutro Biopharma a percentage of net sublicensing revenue received in the low teen percentages. In addition, in the event we sublicense our non-manufacturing rights under the Sutro Biopharma License Agreement before a specified date, we are obligated to pay Sutro Biopharma a percentage, in the low double-digits, of the sublicensing revenue we receive under such agreement.

On September 28, 2023, we and Sutro Biopharma amended certain terms of the Sutro Biopharma License Agreement, including with respect to (i) royalty reduction provisions applicable in the event of expiration of relevant patent claims, which would result in lower royalties payable by us to Sutro Biopharma under certain circumstances, (ii) the ownership, prosecution, maintenance and enforcement of certain intellectual property rights licensed or arising under the Sutro Biopharma License Agreement (including as agreed to be amended in the Option Agreement (as defined below), and (iii) the timing and form for financial reporting of royalty payment calculations.

The Sutro Biopharma License Agreement will remain in effect until terminated. The agreement may be terminated by either party for the other party’s material breach uncured within 60 days’ notice, by us at will with 60 days’ notice, or by Sutro Biopharma if we challenge Sutro Biopharma’s patents or if we undergo a change of control with a specified competitor of Sutro Biopharma.

Supply Agreement with Sutro Biopharma

In May 2018, we entered into a supply agreement with Sutro Biopharma, which was subsequently amended on February 22, 2021 and November 21, 2023 (as amended, the “Sutro Biopharma Supply Agreement”) pursuant to which we purchase from Sutro Biopharma extract and custom reagents for use in manufacturing non-clinical and certain clinical supply of vaccine compositions utilizing the technology licensed under the Sutro Biopharma License at prices not to exceed a specified percentage above Sutro Biopharma’s fully burdened manufacturing cost. If any extracts or custom reagents do not meet the specifications and warranties provided, then we will not have an obligation to pay for the non-conforming product, and Sutro Biopharma will be obligated to replace the non-conforming product within the shortest possible time with conforming product at our cost. The term of the Sutro Biopharma Supply Agreement is from execution until the later of (i) July 31, 2022, or (ii) or the date that we and Sutro Biopharma enter into the Phase 3/Commercial Supply Agreement and Sutro is supplying to us each Product under the Phase 3/Commercial Supply Agreement (each term as defined in the Sutro Biopharma Supply Agreement). The Sutro Biopharma Supply Agreement may be terminated by either party for the other party’s material breach uncured within 60 days’ notice, by us at will with 60 days’ notice, or by mutual agreement of the parties. In December 2019, we exercised our right to require Sutro Biopharma to establish a second supplier for extract and custom reagents to support our anticipated clinical and commercial needs.

Option Agreement with Sutro Biopharma

In December 2022, we entered into an option grant agreement with Sutro Biopharma (the “Option Agreement”). Pursuant to the Option Agreement, we acquired from Sutro Biopharma (i) authorization to enter into an agreement with an independent alternate contract manufacturing organization (“CMO”) to directly source Sutro

Biopharma’s cell-free extract, allowing us to have direct oversight over financial and operational aspects of the relationship with the CMO; and (ii) a right, but not an obligation, to obtain certain exclusive rights to internally manufacture and/or source extract from certain CMOs and the right to independently develop and make improvements to extract (including the right to make improvements to the extract manufacturing process as well as cell lines) for use in connection with the exploitation of certain vaccine compositions (the “Option”). We and Sutro Biopharma agreed to negotiate the terms and conditions of a form definitive agreement to be entered into in the event we exercise the Option, which would include the terms and conditions set forth in an executed term sheet between us (the “Term Sheet”) and such terms that were necessary to give effect to each of the terms and conditions set forth in the Term Sheet (the “Form Definitive Agreement”). The Option period was five years from the date of the Option Agreement, subject to potential acceleration in the event we undergo a change of control.

As consideration for the Option and other rights and authorizations granted to us under the Option Agreement, we paid Sutro Biopharma upfront consideration of $22.5 million, consisting of (i) $10.0 million in cash and $7.5 million worth of shares of our common stock (the number of shares to be calculated based on the arithmetic average of the daily volume weighted average price of our common stock as traded on Nasdaq in the three consecutive trading days immediately prior to the issuance thereof), and (ii) $5.0 million payable within five business days after we and Sutro Biopharma mutually agree in writing upon the Form Definitive Agreement. The 167,780 shares of common stock issued was recorded at fair value of $8.0 million on the date of settlement, December 22, 2022. In the event that we elected to exercise the Option, we agreed to pay Sutro Biopharma an aggregate Option exercise price of $75.0 million in cash in two installments and, upon the occurrence of certain regulatory milestones, certain additional milestone payments totaling up to $60.0 million in cash.

On September 28, 2023, we and Sutro Biopharma mutually agreed in writing upon the Form Definitive Agreement to become effective in the event that we exercise the Option, and on October 2, 2023, we paid the $5.0 million accrued commitment.

On November 21, 2023 (the “Option Exercise Date”), we exercised the Option by submitting written notice thereof to Sutro Biopharma and concurrently paid Sutro Biopharma $50.0 million in cash as the first of two installment payments for the Option exercise price. Under the Option Agreement, we are obligated to pay Sutro an additional $25.0 million in cash within six months of the Option Exercise Date as the second of two installment payments for the Option exercise. Upon the occurrence of certain regulatory milestones, we would be obligated to pay Sutro Biopharma certain additional milestone payments totaling up to $60.0 million in cash. In the event that we undergo a change of control, certain rights and payments may be accelerated.

Manufacturing Rights Agreement with Sutro Biopharma

Concurrent with the payment of the first installment of the Option exercise price pursuant to the Option Agreement, on November 21, 2023, the manufacturing rights agreement (in the form of the Form Definitive Agreement) between us and Sutro Biopharma (the “Manufacturing Rights Agreement”) became effective. Under the Manufacturing Rights Agreement, we received an exclusive (except as to Sutro Biopharma), perpetual (subject to termination), worldwide license, for no additional royalty (i.e., royalty-free, other than any royalties due under the Sutro Biopharma License Agreement), under Sutro Biopharma’s relevant patents and know-how, to manufacture or have manufactured extract and improvements to extract (in any form) solely for use in the research, development, use, production, sale, offering for sale, export, import, commercialization or other exploitation of Vaccine Compositions (as defined in the Sutro Biopharma License Agreement) (as well as certain rights with respect to certain regulatory matters related to extract and its use in connection with such Vaccine Compositions). We have the right to extend our rights and obligations under the Manufacturing Rights Agreement to our affiliates and to sublicense our rights to manufacture extract and improvements to extract to certain third-party CMOs and other contractors (for our benefit and not for such third party’s independent commercial use). For clarity, we are not permitted to manufacture extract for sale to third parties for the independent use of such third parties. Under the Manufacturing Rights Agreement, we have the obligation to protect the confidentiality of the extract manufacturing technology, and Sutro Biopharma has certain audit rights in connection therewith.

Under the Manufacturing Rights Agreement, upon our request and at our cost, Sutro Biopharma will support up to two technology transfers to us (or to an affiliate of ours or certain third-party CMOs designated by us) of certain Sutro Biopharma know-how, materials and information to enable us to manufacture or have manufactured extract. Under certain circumstances, Sutro Biopharma may source extract from us or certain third-party CMOs, subject to reimbursement for technology transfer costs.

The Manufacturing Rights Agreements contains certain terms with respect to the ownership, prosecution, maintenance and enforcement of certain intellectual property rights licensed or arising under the Manufacturing Rights Agreement, which are generally consistent with the Sutro Biopharma License Agreement.

Unless earlier terminated, the Manufacturing Rights Agreement will remain in effect in perpetuity. Sutro Biopharma may only terminate the Manufacturing Rights Agreement in the event of our (i) uncured, intentional, material breach of certain confidentiality provisions resulting in actual, material harm to Sutro Biopharma’s business, (ii) uncured, intentional material breach of certain provisions relating to the use of certain of Sutro Biopharma’s know-how outside of the Vaccine Field, (iii) unintentional, material breach of certain provisions relating to the use of certain of Sutro Biopharma’s know-how outside of the Vaccine Field that we do not use reasonable best efforts to cease and (to the extent reasonably curable) cure in a timely fashion, or (iv) uncured failure to pay the Option exercise price or any undisputed milestone payment under the Option Agreement when due. We may terminate the Manufacturing Rights Agreement at our discretion upon 60 days’ written notice, and both parties may terminate the Manufacturing Rights Agreement upon mutual written consent.

For additional details regarding our relationship with Sutro Biopharma, see Note 7, “Commitments and Contingencies,” and Note 15, “Related Party Transactions,” to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

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

Components of Results of Operations

Operating Expenses

Research and Development

Research and development expenses represent costs incurred in performing research, development and manufacturing activities in support of our own product development efforts and include personnel-related costs (including salaries, employee benefits and stock-based compensation) for our personnel in research and development functions; costs related to acquiring, developing and manufacturing supplies for preclinical studies, clinical trials and other studies, including fees paid to CMOs; costs and expenses related to agreements with contract research organizations (“CROs”), investigative sites and consultants to conduct non-clinical and preclinical studies and clinical trials; professional and consulting services costs; research and development consumables costs; laboratory supplies and equipment costs; and facility and other allocated costs.

Research and development expenses are expensed as incurred. Non-refundable advance payments for services that will be used or rendered for future research and development activities are recorded as prepaid expenses and recognized as expenses as the related services are performed. We do not allocate all of our costs by vaccine candidates, as our research and development expenses include internal costs, such as payroll and other personnel expenses, which are not tracked by vaccine candidate. In particular, with respect to internal costs, several of our departments support multiple vaccine candidate research and development programs.

We expect our research and development expenses to increase substantially in absolute dollars for the foreseeable future as we advance our vaccine candidates into and through preclinical studies and clinical trials, manufacture drug product for our clinical trials, scale up our manufacturing activities, establish additional manufacturing capacity to meet potential incremental supply requirements following the potential initial commercial launch of VAX-24 or VAX-31 for adults, pursue regulatory approval of our vaccine candidates and expand our pipeline of vaccine candidates. The process of conducting the necessary preclinical and clinical research and completing the manufacturing requirements to obtain regulatory approval is costly and time-consuming. The actual probability of success for our vaccine candidates may be affected by a variety of factors, including the safety and efficacy or immunogenicity of our vaccine candidates, clinical data, investment in our clinical programs, competition, manufacturing capabilities and commercial viability. We may never succeed in achieving regulatory approval for any of our vaccine candidates. As a result of the uncertainties discussed above, we are unable to determine the duration and completion costs of our research and development projects or if, when and to what extent we will generate revenue from the commercialization and sale of our vaccine candidates.

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

Our research and development costs may vary significantly based on factors such as:

•
the costs and timing of our CMC activities, including fulfilling good manufacturing practice (“GMP”) related standards and compliance, and identifying and qualifying second suppliers;
•
the costs related to raw materials we purchase directly or through third-party manufacturing and supply partners;
•
the cost of clinical trials of our vaccine candidates;
•
changes in the standard-of-care on which a clinical development plan was based, which may require new or additional trials;
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
•
the costs of establishing additional manufacturing capacity to meet potential incremental supply requirements following the potential initial commercial launch of VAX-24 or VAX-31 for adults;
•
the costs that may be required for secondary supply sources; and
•
the immunogenicity or efficacy and safety and tolerability profile of our vaccine candidates.

General and Administrative

General and administrative expenses consist primarily of costs and expenses related to personnel (including salaries, employee benefits and stock-based compensation) in our executive, legal, finance and accounting, human resources and other administrative functions; legal services relating to intellectual property and corporate matters; accounting, auditing, consulting and tax services; insurance; and facility and other allocated costs not otherwise included in research and development expenses. We expect our general and administrative expenses to continue to increase in absolute dollars for the foreseeable future as we increase our headcount and expand our services to support our continued research and development activities and grow our business. We expect continued increases in general and administrative expenses related to human resources, finance and accounting, legal, insurance expenses, investor relations and corporate communications activities and other administrative and professional services.

Other Income (Expense), Net

Other income (expense), net includes interest income earned from our cash and cash equivalents and investments, grant income, foreign currency transaction gains (losses) related to our Swiss Franc and Euro cash and liability balances, loss on disposals of fixed assets and interest expense.

Interest Income

Interest income is earned from our cash and cash equivalent balances and short- and long-term investments. The cost of investment securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in other income (expense), net. Realized gains and losses are also included in other income (expense), net. When the fair value of a debt security declines below its amortized cost basis, any portion of that decline attributable to credit losses, to the extent expected to be nonrecoverable before the sale of the security, is recognized in our consolidated statements of operations. When the fair value of a debt security declines below its amortized cost basis due to changes in interest rates, such amounts are recorded in other comprehensive loss, and are recognized in our consolidated statements of operations only if we sell or intend to sell the security before recovery of its cost basis.

Grant Income

Our VAX-A1 vaccine development program currently is funded in part by a grant obtained from Combating Antibiotic Resistant Bacteria Biopharmaceutical Accelerator (“CARB-X”), a global non-profit partnership dedicated to accelerating antibacterial innovation to tackle the rising global threat of drug-resistant bacteria. The CARB-X grant provides for total potential funding of up to $14.6 million (including $11.7 million awarded to date since the grant’s inception in 2019) upon the achievement of VAX-A1 development milestones through June 2024.

Our VAX-GI vaccine development program is currently funded in part by two grants obtained from the National Institutes of Health (“NIH”), administered by the University of Maryland, Baltimore. Our first grant from the NIH was awarded in April 2021 and provides for potential funding up to five years totaling approximately $0.5 million. In June 2023, we received another grant from the NIH that provides for potential funding up to five years totaling approximately $4.6 million.

We recognized $4.8 million, $1.9 million and $1.6 million in grant income for funding research and development under these awards during the years ended December 31, 2023, 2022 and 2021, respectively. Grant income is included as a component of Other income (expense), net in the consolidated statements of operations.

Results of Operations

Comparison of the Years Ended December 31, 2023 and 2022

The following table summarizes our results of operations for the periods presented:

	Year Ended December 31,		Change
	2023	2022	$	%
	(in thousands)
Operating expenses:
Research and development	$332,341	$169,451	$162,890	96.1%
Acquired manufacturing rights	75,000	$22,995	52,005	226.2%
General and administrative	60,700	39,810	20,890	52.5%
Total operating expenses	468,041	232,256	235,785	101.5%
Loss from operations	(468,041)	(232,256)	(235,785)	101.5%
Other income (expense), net:
Interest expense	—	(2)	2	(100.0)%
Interest income	62,907	8,356	54,551	*
Grant income	4,765	1,931	2,834	146.8%
Loss on disposal of fixed assets	—	(44)	44	(100.0)%
Foreign currency transaction gain (loss)	(1,897)	(1,470)	(427)	29.0%
Total other income (expense), net	65,775	8,771	57,004	649.9%
Net loss	$(402,266)	$(223,485)	$(178,781)	80.0%

* not meaningful

Operating Expenses

Research and Development Expenses

The following table summarizes our research and development expenses for the periods presented:

	Year Ended December 31,		Change
	2023	2022	$	%
	(in thousands)
Product and clinical development (1)	$204,643	$80,869	$123,774	153.1%
Personnel-related	64,269	33,776	30,493	90.3%
Professional and consulting services	7,530	5,811	1,719	29.6%
Research and development consumables	17,786	23,533	(5,747)	(24.4)%
Facility related and other allocated	22,253	17,243	5,010	29.1%
Laboratory supplies and equipment	12,721	5,498	7,223	131.4%
Other (2)	3,139	2,721	418	15.4%
Total research and development expenses	$332,341	$169,451	$162,890	96.1%

(1)
Includes expenses for third-party manufacturing and outsourced contract services, including preclinical studies, clinical trials and outsourced assays.
(2)
Includes travel-related expenses and other miscellaneous office expenses.

Research and development expenses increased by $162.9 million, or 96.1%, in 2023 compared to 2022. The increases of $123.8 million in product and clinical development expenses, $7.2 million in laboratory supplies and equipment and $5.0 million in facility and other allocated expenses were primarily due to (i) Phase 3 readiness activities for our adult PCV program, primarily related to manufacturing, and, to a lesser degree, (ii) VAX-A1 research and development costs, (iii) VAX-24 Phase 2 infant clinical study costs, (iv) manufacturing readiness activities in connection with the potential future commercial launches of our PCV programs, and (v) the initiation of the clinical proof-of-concept VAX-31 Phase 1/2 study in adults, partially offset by lower costs related to the VAX-24 adult Phase 2 program which concluded in 2023. The decrease of $5.7 million in research and development consumables was primarily related to higher costs incurred in 2022 for extract and reagents for Phase 3 readiness and commercial preparation activities for our PCV programs. The increase of $30.5 million in personnel-related expenses was primarily due to growth in the number of employees in our research and development functions and higher compensation costs, including salaries, benefits and stock-based compensation expense.

Acquired Manufacturing Rights

In December 2022, we entered into the Option Agreement with Sutro Biopharma, pursuant to which we acquired the Option. As consideration for the Option and other rights and authorizations granted to us under the Option Agreement, we paid Sutro Biopharma upfront consideration of $22.5 million, consisting of (i) $10.0 million in cash and $7.5 million worth of shares of our common stock (the number of shares to be calculated based on the arithmetic average of the daily volume weighted average price of our common stock as traded on Nasdaq in the three consecutive trading days immediately prior to the issuance thereof) and (ii) $5.0 million payable within five business days after we and Sutro Biopharma mutually agree in writing upon the Form Definitive Agreement. The 167,780 shares of common stock issued was recorded at fair value of $8.0 million on the date of settlement, December 22, 2022. In the event that we elected to exercise the Option, we agreed to pay Sutro Biopharma an aggregate Option exercise price of $75.0 million in cash in two installments and, upon the occurrence of certain regulatory milestones, certain additional milestone payments totaling up to $60.0 million in cash.

In September 2023, we and Sutro Biopharma mutually agreed in writing to the Form Definitive Agreement to become effective in the event that we exercise the Option, and in October 2023, we paid Sutro Biopharma the $5.0 million that was previously accrued.

In November 2023, we exercised the Option by submitting written notice thereof to Sutro Biopharma and concurrently paid Sutro Biopharma $50.0 million in cash as the first of two installment payments for the Option exercise price. Under the Option Agreement, we are obligated to pay Sutro an additional $25.0 million in cash within six months of the Option Exercise Date as the second of two installment payments for the Option exercise. This has been accrued on our consolidated balance sheets as of December 31, 2023. Upon the occurrence of certain regulatory milestones, we would be obligated to pay Sutro Biopharma certain additional milestone payments totaling up to $60.0 million in cash. In the event that we undergo a change of control, certain rights and payments may be accelerated.

As of December 31, 2023 and 2022, we have determined there is no current alternative future use of the acquired manufacturing rights paid and expensed the Option as of December 31, 2023 and 2022. We have classified the costs incurred related to the execution of the Option Agreement, the mutual agreement of the Form Definitive Agreement and the Option exercise, as Acquired Manufacturing Rights in the accompanying consolidated statement of operations for the years ended December 31, 2023 and 2022.

General and Administrative Expenses

General and administrative expenses increased by $20.9 million, or 52.5%, in 2023 compared to 2022. The increase was mainly due to increases of (i) $17.7 million in personnel-related costs related to growth in the number of employees in our general and administrative functions and higher compensation costs, including salaries, benefits and stock-based compensation expense, and (ii) $3.7 million in professional and consulting services.

Other Income (Expense), Net

Other income (expense), net increased by $57.0 million, or 649.9%, in 2023 compared to 2022. The increase was mainly due to increases of (i) $54.6 million in interest income resulting from higher cash balances generated from our follow-on financings and our ATM program (as described below) during the year and higher interest rates and, to a lesser extent, (ii) $2.8 million in grant income.

Comparison of the Years Ended December 31, 2022 and 2021

The following table summarizes our results of operations for the periods presented:

	Year Ended December 31,		Change
	2022	2021	$	%
	(in thousands)
Operating expenses:
Research and development	$169,451	$78,411	$91,040	116.1%
Acquired manufacturing rights	22,995	—	22,995	100.0%
General and administrative	39,810	25,259	14,551	57.6%
Total operating expenses	232,256	103,670	128,586	124.0%
Loss from operations	(232,256)	(103,670)	(128,586)	124.0%
Other income (expense), net:
Interest expense	(2)	(7)	5	(71.4)%
Interest income	8,356	344	8,012	*
Grant income	1,931	1,585	346	21.8%
Realized gain on marketable securities	—	2	(2)	(100.0)%
Loss on disposal of fixed assets	(44)	—	(44)	100.0%
Foreign currency transaction gain (loss)	(1,470)	1,669	(3,139)	*
Total other income (expense), net	8,771	3,593	5,178	144.1%
Net loss	$(223,485)	$(100,077)	$(123,408)	123.3%

* not meaningful

Research and Development Expenses

The following table summarizes our research and development expenses for the periods presented:

	Year Ended December 31,		Change
	2022	2021	$	%
	(in thousands)
Product and clinical development (1)	$80,869	$37,215	$43,654	117.3%
Personnel-related	33,776	17,476	16,300	93.3%
Professional and consulting services	5,811	4,351	1,460	33.6%
Research and development consumables	23,533	6,848	16,685	243.6%
Facility related and other allocated	17,243	8,098	9,145	112.9%
Laboratory supplies and equipment	5,498	3,421	2,077	60.7%
Other (2)	2,721	1,002	1,719	171.6%
Total research and development expenses	$169,451	$78,411	$91,040	116.1%

(1)
Includes expenses for third-party manufacturing and outsourced contract services, including preclinical studies and outsourced assays.
(2)
Includes travel-related expenses, other miscellaneous office expenses and warrant expense.

Research and development expenses increased by $91.0 million, or 116.1%, in 2022 compared to 2021. The increases of $43.7 million in product and clinical development expenses and $2.1 million in laboratory supplies and equipment were primarily due to increased VAX-31 IND readiness activities, increased VAX-24 Phase 3 readiness activities, the initiation of the VAX-24 Phase 1/2 clinical proof-of-concept study in adults 18-64 years of age and the initiation of the VAX-24 Phase 2 clinical study in adults 65 years and older, partially offset by a decrease in VAX-24 IND readiness activities as the IND application for our VAX-24 adult indication was submitted in late 2021. The increase of $16.7 million in research and development consumables was primarily related to costs incurred for extract and reagents for VAX-24 Phase 3 readiness and commercial preparation activities. The increase of $16.3 million in personnel-related expenses was primarily due to growth in the number of employees in our research and development functions and higher compensation costs, including salaries, benefits and stock-based compensation expense. The increase of $9.1 million in facility related and other allocated expenses was primarily due to an increase in lease expense related to our current corporate headquarters.

General and Administrative Expenses

General and administrative expenses increased by $14.6 million, or 57.6%, in 2022 compared to 2021. The increase was mainly due to increases of (i) $11.5 million in personnel-related costs related to growth in the number of employees in our general and administrative functions and higher compensation costs, including salaries, benefits and stock-based compensation expense, and (ii) $2.9 million in professional and consulting services.

Other Income (Expense), Net

Other income (expense), net increased by $5.2 million, or 144.1%, in 2022 compared to 2021. The increase was mainly due to an increase of $8.0 million in interest income resulting from higher cash balances generated from our follow-on financings in the first and fourth quarters of 2022 and our ATM program (as described below) during the year and higher interest rates. This was partially offset by an increase in foreign currency losses due to the appreciation of the U.S dollar against the Swiss Franc and Euro.

Liquidity and Capital Resources

From inception through December 31, 2023, we have incurred losses and negative cash flows from operations and have funded our operations primarily through the issuance of common stock, pre-funded warrants to purchase our common stock and, prior to our IPO, redeemable convertible preferred stock, totaling approximately $2.16 billion in aggregate gross proceeds and $2.05 billion net of underwriting discounts, commissions and offering expenses. As of December 31, 2023, we had $397.5 million of cash and cash equivalents, $845.5 million in investments and an accumulated deficit of $924.4 million.

On July 2, 2021, we filed a shelf registration statement on Form S-3ASR (the “Shelf Registration Statement”) under which we may, from time to time, sell securities in one or more offerings of our common stock, preferred stock, debt securities or warrants. The Shelf Registration Statement became automatically effective upon the filing of the Form S-3ASR on July 2, 2021.

ATM Program

In July 2021, we entered into an Open Market Sales AgreementSM (the “Original ATM Sales Agreement”) with Jefferies LLC (“Jefferies”) which provided that, upon the terms and subject to the conditions and limitations set forth in the Original ATM Sales Agreement, we may elect to issue and sell, from time to time, shares of our common stock having an aggregate offering price of up to $150.0 million through Jefferies acting as our sales agent or principal. As of February 27, 2023, we had sold 4,995,709 shares of our common stock under the Original ATM Sales Agreement at an average price of $27.57 per share for aggregate gross proceeds of $137.8 million. On February 27, 2023, we and Jefferies entered into an amendment to the Original ATM Sales Agreement (as amended, the “Amended ATM Sales Agreement”) pursuant to which we may offer and sell shares of our common stock having an aggregate offering price of up to $400.0 million, which is in addition to the $150.0 million aggregate offering price under the Original ATM Sales Agreement. The material terms and conditions of the Original ATM Sales Agreement otherwise remain unchanged. We will pay Jefferies a commission of up to 3.0% of the gross sales proceeds of any common stock sold through Jefferies under the Amended ATM Sales Agreement; however, we are not obligated to make any sales of common stock. As of December 31, 2023, we have sold 1,588,807 shares of our common stock under the Amended ATM Sales Agreement at an average price of $44.06 per share for aggregate gross proceeds of $70.0 million ($68.6 million net of commissions and offering expenses).

Underwritten Follow-on Public Offerings

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

In April 2023, we completed an underwritten public offering of 13,030,000 shares of our common stock, which included the full exercise of the underwriters’ option to purchase an additional 1,830,000 shares, at a price of $41.00 per share and pre-funded warrants to purchase 1,000,000 shares of our common stock at a price of $40.999 per underlying share. In aggregate, we received $545.3 million in net proceeds after deducting underwriting discounts and commissions and other estimated offering expenses payable by us, and excluding the exercise of any pre-funded warrants.

In February 2024, we completed an underwritten public offering of 12,695,312 shares of our common stock, which included the full exercise of the underwriters’ option to purchase an additional 1,757,812 shares, at a price of $64.00 per share and pre-funded warrants to purchase 781,250 shares of our common stock at a price of $63.999 per underlying share. In aggregate, we received approximately $816.5 million in net proceeds after deducting underwriting discounts and commissions and other estimated offering expenses payable by us, and excluding the exercise of any pre-funded warrants.

Future Funding Requirements

Our primary uses of cash are to fund our operations, which consist primarily of research and development expenditures related to our programs and, to a lesser extent, capital expenditures for our commercial manufacturing facility build-out and general and administrative expenditures. We anticipate that we will continue to incur significant expenses and capital expenditures for the foreseeable future as we continue to advance our vaccine candidates, expand our corporate infrastructure, further our research and development initiatives for our vaccine candidates, build out and operate our commercial manufacturing facilities, and scale our laboratory and manufacturing operations. We are subject to all of the risks typically related to the development of new drug candidates, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. We anticipate that we will need substantial additional funding in connection with our continuing operations.

We believe that our existing cash, cash equivalents and investments as of the date of this Annual Report on Form 10-K will be sufficient to fund our operating expenses and capital expenditure requirements through at least 12 months from the filing date of this Annual Report on Form 10-K. We have raised substantial capital; however, we will need to raise substantial additional capital to complete development, manufacturing and commercialization of our drug candidates. Until we can generate sufficient revenue from the commercialization of our vaccine candidates or from collaboration agreements with third parties, if ever, we expect to finance our future cash needs through public or private equity or debt financings, third-party (including government) funding and marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches. The sale of equity, pre-funded warrants or convertible debt securities may result in dilution to our stockholders and, in the case of preferred equity securities or convertible debt, those securities could provide for rights, preferences or privileges senior to those of our common stock. Debt financings may subject us to covenant limitations or restrictions on our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Our ability to raise additional funds may be adversely impacted by deteriorating global economic conditions, including higher inflation rates and changes in interest rates, and the recent disruptions to and volatility in the credit and financial markets in the United States and worldwide. There can be no assurance that we will be successful in acquiring additional funding at levels sufficient to fund our operations or on terms favorable or acceptable to us. If we are unable to obtain adequate financing when needed or on terms favorable or acceptable to us, we may be forced to delay, reduce the scope of or eliminate one or more of our research and development programs.

Our future capital requirements will depend on many factors, including:

•
the timing, scope, progress, results and costs of research and development, testing, screening, manufacturing, preclinical development and clinical trials;
•
the costs of establishing additional manufacturing capacity to meet potential incremental supply requirements following the potential initial commercial launch of VAX-24 or VAX-31 for adults;
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
•
exchange rate fluctuations due to exposure of foreign operations and foreign currency fluctuations and translations;
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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Net cash used in operating activities	$(296,790)	$(170,597)	$(121,393)
Net cash (used in) provided by investing activities	(773,311)	74,585	(212,308)
Net cash provided by financing activities	639,813	861,547	17,796
Effect of exchange rate changes on cash and cash equivalents	(6,686)	137	(439)
Net increase (decrease) in cash and cash equivalents	$(436,974)	$765,672	$(316,344)

Cash Flows from Operating Activities

Net cash used in operating activities for the year ended December 31, 2023 was $296.8 million, which primarily resulted from a net loss of $402.3 million, partially offset by net non-cash charges of $24.2 million and a net change in operating assets and liabilities of $81.3 million. Non-cash charges primarily consisted of $48.8 million in stock-based compensation, $7.0 million in amortization of right-of-use (“ROU”) assets and $3.2 million in depreciation and amortization, partially offset by a net accretion of discounts on investments of $34.8 million. The net change in operating assets and liabilities of $81.3 million was primarily due to increases in cash flows from (i) accrued manufacturing expenses of $44.5 million, (ii) accrued expenses of $36.3 million, mainly attributable to the $25.0 million accrued payable in connection to the Sutro Option exercise, (iii) prepaid and other assets of $17.9 million, mainly attributable to an increase in accretion income from capital deployed into our investments, (iv) amortization of existing operating lease ROU assets of $11.3 million, (v) accounts payable of $11.2 million, and (vi) accrued compensation of $9.9 million, partially offset by decreases in other assets of $33.0 million, mainly attributable to the manufacturing facility buildout, and operating lease ROU asset of $16.7 million due to new lease entered during the year.

Net cash used in operating activities for the year ended December 31, 2022 was $170.6 million, which primarily resulted from a net loss of $223.5 million, partially offset by non-cash charges of $40.2 million and a net change in operating assets and liabilities of $12.7 million. Non-cash charges primarily consisted of $23.7 million in stock-based compensation, $8.0 million in non-cash payments for the acquired manufacturing rights, $6.6 million in amortization of ROU assets and $2.6 million in depreciation and amortization. The net change in operating assets and liabilities of $12.7 million was primarily due to increases in cash flows from accrued expenses of $7.2 million, accrued manufacturing expenses of $3.8 million and accounts payable of $2.9 million, partially offset by a decrease in cash flows from accrued compensation of $2.3 million.

Net cash used in operating activities for the year ended December 31, 2021 was $121.4 million, which primarily resulted from a net loss of $100.1 million and a net change in operating assets and liabilities of $37.0 million, partially offset by non-cash charges of $15.7 million. The net change in operating assets and liabilities of

$37.0 million was primarily due to decreases in cash flows due to (i) operating lease liabilities of $12.9 million resulting from leasehold improvements costs applied against such liabilities upon the commencement of our San Carlos office lease in December 2021, (ii) accounts payable of $12.5 million resulting primarily from the payment of deferred Lonza payables in December 2021, (iii) accrued manufacturing expenses of $8.6 million resulting from timing of payments, (iv) and prepaid and other current assets of $7.4 million related to a receivable for reimbursement of tenant improvement allowance and prepayments on various contracts, including repairs and maintenance, production of critical raw materials, research and clinical trial preparation. These changes were partially offset by increases in cash flows due to accrued expenses of $4.6 million primarily related to costs associated with the manufacture of extract in connection with our relationship with Sutro Biopharma. Non-cash charges consisted of $10.7 million in stock-based compensation expense, $1.8 million in depreciation and amortization, $1.7 million in amortization of operating lease ROU assets and $1.4 million in net amortization of premiums on investments.

Cash Flows from Investing Activities

Cash used in investing activities for the year ended December 31, 2023 was $773.3 million, which related primarily to $1,329.9 million in purchases of investments, $51.8 million in payments related to manufacturing facility and equipment construction-in-progress and $16.1 million in purchases of property and equipment, partially offset by $611.9 million in maturities of investments and $12.6 million in sales of investments.

Cash provided by investing activities for the year ended December 31, 2022 was $74.6 million, which related primarily to $168.7 million in maturities of investments and $14.5 million in sales of investments, partially offset by $102.7 million in purchases of investments and $5.8 million in purchases of lab equipment and furniture and fixtures.

Cash used in investing activities for the year ended December 31, 2021 was $212.3 million which related primarily to $336.3 million in purchases of investments and $6.6 million in purchases of lab equipment and furniture and fixtures, partially offset by $100.5 million in maturities of investments and $30.1 million in sales of investments.

Cash Flows from Financing Activities

Cash provided by financing activities for the year ended December 31, 2023 was $639.8 million, which primarily consisted of net proceeds from the follow-on offering in the second quarter of 2023 of $545.3 million, net proceeds from shares issued under our Amended ATM Sales Agreement of $90.7 million and proceeds from exercises of common stock options of $5.6 million.

Cash provided by financing activities for the year ended December 31, 2022 was $861.5 million, which primarily consisted of net proceeds from the follow-on offerings in the first and fourth quarters of 2022 of $759.2 million in aggregate, net proceeds from shares issued under our Amended ATM Sales Agreement of $97.3 million and proceeds from exercises of common stock options of $4.9 million.

Cash provided by financing activities for the year ended December 31, 2021 was $17.8 million, which primarily consisted of net proceeds from shares issued under our Amended ATM Sales Agreement of $13.9 million and proceeds from exercises of common stock options of $3.0 million.

Contractual Obligations and Commitments

Our material cash requirements include the following contractual and other obligations.

Leases

We have operating lease agreements for our office spaces. As of December 31, 2023, we had lease payment obligations totaling $37.1 million, of which $8.8 million is payable within one year.

Option Agreement

In November 2023 (the “Option Exercise Date”), we exercised the Option pursuant to the Option Agreement by submitting written notice thereof to Sutro Biopharma and concurrently paid Sutro Biopharma $50.0 million in cash as the first of two installment payments for the Option exercise price. Under the Option Agreement, we are obligated to pay Sutro an additional $25.0 million in cash within six months of the Option Exercise Date as the second of two installment payments for the Option exercise. Upon the occurrence of certain regulatory milestones, we would be obligated to pay Sutro Biopharma certain additional milestone payments totaling up to $60.0 million in cash. In the event that we undergo a change of control, certain rights and payments may be accelerated.

Purchase Obligations

We have certain payment obligations under various license agreements. Under these agreements, we are required to make milestone payments upon successful completion and achievement of certain intellectual property, clinical, regulatory and sales milestones. The payment obligations under the license agreements are contingent upon future events such as our achievement of specified development, clinical, regulatory and commercial milestones, and we will be required to make development milestone payments and royalty payments in connection with the sale of products developed under these agreements. As the achievement and timing of these future milestone payments are not probable or estimable, such amounts have not been included in our balance sheets as of December 31, 2023 or December 31, 2022.

We enter into agreements in the normal course of business with CMOs and other vendors for manufacturing services and raw materials purchases. We rely on several third-party manufacturers for our manufacturing requirements. As of December 31, 2023, we had the following amounts of non-cancelable purchase commitments related to manufacturing services and raw materials purchased due to our key manufacturing partners. These amounts represent our minimum contractual obligations, including termination fees. If we terminate certain firm orders with our key manufacturing partners, we will be required to pay for the manufacturing services scheduled or raw materials purchased under our arrangements. The actual amounts we pay in the future to the vendors under such agreements may differ from the purchase order amounts.

Years ending December 31,	(in thousands)
2024	$181,812
2025	41,840
2026	1,296
2027	414
Total non-cancelable purchase commitments due to key manufacturing partners	$225,362

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities in our consolidated financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued research and development expenses, stock-based compensation and leases. We base our estimates on historical experience, known trends and events and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are described in the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, we believe that the following critical accounting policies are most important to understanding and evaluating our reported financial results:

Accrued Research and Development Expenses

We have entered into various agreements with CMOs and CROs. As part of the process of preparing our consolidated financial statements, we are required to estimate our accrued research and development expenses, including accrued manufacturing expenses, as of each balance sheet date. This process involves reviewing open contracts and purchase orders, communicating with our personnel and third parties to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of the actual cost. We make estimates of our accrued research and development expenses as of each balance sheet date based on facts and circumstances known to us at that time. We periodically confirm the accuracy of our estimates with the service providers and make adjustments, if necessary. The significant estimates in our accrued research and development expenses include the costs incurred for services performed by our vendors in connection with research and development activities for which we have not yet been invoiced.

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

Stock-based compensation expense related to awards to non-employees is recognized based on the then-current fair value at each measurement date over the associated service period of the award, which is generally the vesting term, using the straight-line method. The fair value of non-employee stock options is estimated using the Black-Scholes valuation model with assumptions generally consistent with those used for employee stock options, with the exception of the expected term, which is the remaining contractual life at each measurement date. Refer to Note 2, “Basis of Presentation and Summary of Significant Accounting Policies,” and Note 10, “Equity Incentive Plans,” to our consolidated financial statements for more information on assumptions used in estimating stock-based compensation expense.

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

Under ASC 842, we assess all arrangements that convey the right to control the use of property, plant and equipment, at inception, to determine if it is, or contains, a lease based on the unique facts and circumstances present in the arrangements. In addition, we determine whether leases meet the classification criteria of a finance or operating lease at the lease commencement date considering: (i) whether the lease transfers ownership of the underlying asset to the lessee at the end of the lease term, (ii) whether the lease contains a bargain purchase option, (iii) whether the lease term is for a major part of the remaining economic life of the underlying asset, (iv) whether the present value of the sum of the lease payments and residual value guaranteed by the lessee equals or exceeds substantially all of the fair value of the underlying asset, and (v) whether the underlying asset is of such a specialized nature that it is expected to have no alternative use to the lessor at the end of the lease term. As of December 31, 2023, our lease population consisted only of operating real estate leases.

Once a lease is identified and its classification determined, we recognize a ROU asset, and a corresponding lease liability. Lease liabilities are recorded based on the present value of lease payments over the expected lease term. The corresponding ROU asset is measured from the initial lease liability, adjusted by (i) accrued or prepaid rents, (ii) remaining unamortized initial direct costs and lease incentives, and (iii) any impairments of the ROU asset.

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

For additional details regarding the impact of adoption and disclosure, see Note 6, “Leases,” to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Recently Adopted Accounting Pronouncements

See Note 2, “Basis of Presentation and Summary of Significant Accounting Policies,” to our consolidated financial statements for additional information.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Our cash and cash equivalents as of December 31, 2023 and December 31, 2022 consisted of readily available checking and money market funds. As of December 31, 2023, we also invested in U.S. Treasury securities, U.S. government agency securities, corporate debt, commercial paper and asset-backed securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. We do not believe that our cash and cash equivalents have significant risk of default or illiquidity. As of December 31, 2023 and 2022, we had approximately $1,242.9 million and $957.9 million in cash and investments, respectively. For the years ended December 31, 2023 and 2022, we had interest income of $62.9 million and $8.4 million, respectively. The following table shows the impact of a hypothetical 10% increase or decrease in interest rates on our net assets as of December 31, 2023 and our net loss for the year then ended:

	Impact on Net Assets as of December 31, 2023	Impact on Net Loss for the year ended December 31, 2023
Hypothetical Change in Interest Rates	(in thousands)
10% increase	$5,257	$5,590
10% decrease	$(5,257)	$(5,590)

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

Foreign Currency Risk

We are exposed to market risk related to changes in foreign currency exchange rates, mainly relating to our contract with Lonza, our CMO in Switzerland. We have also entered into a limited number of contracts with other parties with payments denominated in foreign currencies. Payments under these contracts are made in foreign currencies and are subject to fluctuations in foreign currency rates. We do not currently have a formal program in place to hedge foreign currency risks. However, from time to time, we buy Swiss Francs (“CHF”), which is the majority of our foreign currency exposure, at market and are holding CHF in our bank accounts. As of December 31, 2023 and December 31, 2022, we held approximately $7.6 million and $21.8 million of CHF cash and cash equivalents, respectively, at one financial institution. As of December 31, 2023 and December 31, 2022, we had foreign currency denominated accounts payable and accrued expenses of $60.2 million and $13.9 million, respectively. As of December 31, 2023 and December 31, 2022, we had foreign currency denominated property, plant and equipment of $51.8 million and $0, respectively. As of December 31, 2023 and December 31, 2022, we had foreign currency denominated other assets of $37.5 million and $0, respectively. To date, foreign currency transaction gains and losses have not been material to our consolidated financial statements. The following table shows the impact of a hypothetical 10% increase or decrease in current exchange rates on our net assets as of December 31, 2023 and our net loss for the twelve months ended December 31, 2023:

	Impact on Net Assets as of December 31, 2023	Impact on Net Loss for the year ended December 31, 2023
	(in thousands)
Hypothetical Change in Currency Exchange Rates
10% increase	$(2,091)	$3,726
10% decrease	$2,091	$(3,726)

As our foreign currency risk increases in the future, we will evaluate alternative strategies, including hedging, to mitigate our foreign currency exposure.

Effects of Inflation

Recently, the rate of inflation in the United States has risen to levels not experienced in decades. Inflation generally affects us by increasing our cost of labor and research and development contract costs. The extent of any future impacts from inflation on our business and our results of operations will be dependent upon how long the elevated inflation levels persist or if the rate of inflation were to accelerate, neither of which we are able to predict. If elevated levels of inflation were to persist or if the rate of inflation were to accelerate, the purchasing power of our cash and cash equivalents may be eroded, our expenses could increase faster than anticipated or we may utilize our capital resources sooner than expected. We do not believe inflation had a material effect on our consolidated results of operations during the periods presented.

Item 8. Consolidated Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the stockholders and the Board of Directors of Vaxcyte, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Vaxcyte, Inc. and subsidiary (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2024, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

Accrued Manufacturing Expenses — Refer to Notes 2 and 7 to the financial statements

Critical Audit Matter Description

The Company incurs research and development expenses related to the costs of research and development activities, including those performed by Lonza, a contract manufacturing organization, under development and manufacturing services agreements, to provide research and development services related to preclinical vaccine development. At the end of each period, the Company accrues for costs related to manufacturing expenses based on their estimates of the services received for each phase and efforts expended pursuant to quotes and contracts with vendors that conduct research and development on their behalf. This estimation process involves reviewing open contracts and purchase orders, communicating with Company personnel and third parties to identify services that have been performed on their behalf, and estimating the level of service performed and the associated costs incurred for the services for each phase when the Company has not yet been invoiced or otherwise notified of the actual costs.

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

o
Performing a lookback analysis by comparing the estimated accrual balance as of December 31, 2022, to the invoices received after year-end to evaluate the Company’s ability to estimate the accrual.

/s/ Deloitte & Touche LLP

San Francisco, California

February 27, 2024

We have served as the Company’s auditor since 2017.

VAXCYTE, INC.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$397,451	$834,657
Short-term investments	682,776	96,719
Prepaid expenses and other current assets	15,727	11,179
Total current assets	1,095,954	942,555
Property and equipment, net	79,626	10,360
Operating lease right-of-use assets	30,997	21,288
Long-term investments	162,675	26,549
Restricted cash	1,103	871
Other assets	37,562	4,555
Total noncurrent assets	311,963	63,623
Total assets	$1,407,917	$1,006,178

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$14,587	$9,795
Accrued compensation	11,056	1,180
Accrued manufacturing expenses	52,767	8,265
Accrued expenses	59,815	15,375
Operating lease liabilities — current	7,113	5,910
Total current liabilities	145,338	40,525
Operating lease liabilities — long-term	22,111	12,031
Other liabilities	—	9
Total liabilities	167,449	52,565

Commitments and contingencies (Note 7)
Stockholders' Equity
Preferred stock, $0.001 par value — 10,000,000 authorized at December 31, 2023 and December 31, 2022; no shares issued and outstanding at December 31, 2023 and December 31, 2022	—	—
Common stock, $0.001 par value — 500,000,000 shares authorized at December 31, 2023 and December 31, 2022; 95,364,831 and 79,470,670 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	98	82
Additional paid-in capital	2,164,583	1,476,018
Accumulated other comprehensive income (loss)	179	(361)
Accumulated deficit	(924,392)	(522,126)
Total stockholders' equity	1,240,468	953,613
Total liabilities and stockholders' equity	$1,407,917	$1,006,178

The accompanying notes are an integral part of these consolidated financial statements.

VAXCYTE, INC.

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Year Ended December 31,
	2023	2022	2021
Operating expenses:
Research and development (including related party expenses of $0, $0 and $2,359 in 2023, 2022 and 2021, respectively)	$332,341	$169,451	$78,411
Acquired manufacturing rights (Note 7)	75,000	22,995	-
General and administrative	60,700	39,810	25,259
Total operating expenses	468,041	232,256	103,670
Loss from operations	(468,041)	(232,256)	(103,670)
Other income (expense), net:
Interest expense	—	(2)	(7)
Interest income	62,907	8,356	344
Grant income	4,765	1,931	1,585
Realized gains on marketable securities	—	—	2
Loss on disposal of fixed assets	—	(44)	—
Foreign currency transaction (losses) gains	(1,897)	(1,470)	1,669
Total other income, net	65,775	8,771	3,593
Net loss	$(402,266)	$(223,485)	$(100,077)
Net loss per share, basic and diluted	$(4.14)	$(3.44)	$(1.93)
Weighted-average shares outstanding, basic and diluted	97,157,690	64,877,988	51,922,108

The accompanying notes are an integral part of these consolidated financial statements.

VAXCYTE, INC.

Consolidated Statements of Comprehensive Loss

(in thousands)

	Year Ended December 31,
	2023	2022	2021
Net Loss	$(402,266)	$(223,485)	$(100,077)
Other comprehensive loss:
Unrealized gains (losses) on investments	538	(120)	(241)
Foreign currency translation adjustments, net	2	—	—
Comprehensive Loss	$(401,726)	$(223,605)	$(100,318)

The accompanying notes are an integral part of these consolidated financial statements.

VAXCYTE, INC.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance — December 31, 2020	51,071,593	$54	$544,353	$(198,564)	$—	$345,843
Exercise of stock options	931,114	—	3,012	—	—	3,012
Issuance of common stock to Lonza Ltd.	399,680	1	10,000	—	—	10,001
Issuance of common stock in connection with at-the market offering, net of issuance costs of $479	567,045	1	13,846	—	—	13,847
Issuance of common stock under Employee Stock Purchase Plan	62,546	—	888	—	—	888
Vesting of early exercised stock options	—	—	16	—	—	16
Stock-based compensation expense	—	—	10,729	—	—	10,729
Unrealized losses on investment	—	—	—	—	(241)	(241)
Net loss	—	—	—	(100,077)	—	(100,077)
Balance — December 31, 2021	53,031,978	$56	$582,844	$(298,641)	$(241)	$284,018
Exercise of stock options	1,178,572	1	4,894	—	—	4,895
Issuance of common stock and pre-funded warrants in connection with public follow -on offerings, net of issuance costs of $45,814	21,062,500	21	759,160	—	—	759,181
Issuance of common stock in connection with at-the market offering, net of issuance costs of $3,107	3,921,528	4	97,295	—	—	97,299
Issuance of common stock for Sutro stock payment	167,780	—	7,995	—	—	7,995
Issuance of common stock under Employee Stock Purchase Plan	61,709	—	1,033	—	—	1,033
Release of restricted stock units	46,603	—	(861)	—	—	(861)
Vesting of early exercised stock options	—	—	8	—	—	8
Stock-based compensation expense	—	—	23,650	—	—	23,650
Unrealized losses on investment	—	—	—	—	(120)	(120)
Net loss	—	—	—	(223,485)	—	(223,485)
Balance — December 31, 2022	79,470,670	$82	$1,476,018	$(522,126)	$(361)	$953,613
Exercise of stock options	537,808	1	5,607	—	—	5,608
Issuance of common stock and pre-funded warrants in connection with public follow -on offerings, net of issuance costs of $29,952	13,030,000	13	545,289	—	—	545,302
Issuance of common stock in connection with at-the market offering, net of issuance costs of $2,237	2,095,943	2	90,739	—	—	90,741
Issuance of common stock under Employee Stock Purchase Plan	76,275	—	2,038	—	—	2,038
Release of restricted stock units	154,135	—	(3,876)	—	—	(3,876)
Vesting of early exercised stock options	—	—	8	—	—	8
Stock-based compensation expense		—	48,760	—	—	48,760
Unrealized gains on investment		—	—	—	538	538
Cumulative translation adjustment	—	—	—	—	2	2
Net loss				(402,266)		(402,266)
Balance — December 31, 2023	95,364,831	$98	$2,164,583	$(924,392)	$179	$1,240,468

The accompanying notes are an integral part of these consolidated financial statements.

VAXCYTE, INC.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net loss	$(402,266)	$(223,485)	$(100,077)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,156	2,577	1,800
Stock-based compensation expense	48,760	23,650	10,729
Non-cash payments for acquired manufacturing rights	—	7,995	—
Loss on disposal of assets	—	44	97
Asset impairment charges	—	213	—
Amortization of operating lease right-of-use assets	7,015	6,619	1,657
Net amortization (accretion) of premium (discounts) on investments	(34,775)	(947)	1,406
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	17,870	433	(7,369)
Operating lease right-of-use assets	(16,724)	—	—
Other assets	(33,007)	(465)	(3,539)
Operating lease liabilities	11,284	1,151	(12,856)
Accounts payable	11,225	2,896	(12,470)
Accrued compensation	9,876	(2,275)	3,170
Accrued manufacturing expenses	44,501	3,826	(8,572)
Accrued expenses	36,295	7,171	4,631
Net cash used in operating activities	(296,790)	(170,597)	(121,393)
Cash flows from investing activities:
Purchases of property and equipment	(16,062)	(5,848)	(6,555)
Purchases of investments	(1,329,896)	(102,745)	(336,341)
Manufacturing facility and equipment construction-in-progress	(51,815)	—	—
Maturities of investments	611,876	168,691	100,500
Sales of investments	12,586	14,480	30,062
Proceeds from sales of property and equipment	—	7	26
Net cash (used in) provided by investing activities	(773,311)	74,585	(212,308)
Cash flows from financing activities:
Proceeds from issuance of common stock and pre-funded warrants from follow-on offerings, net of issuance costs	545,302	759,181	—
Proceeds from issuance of common stock under ATM Sales Program, net of issuance costs	90,741	97,299	13,896
Proceeds from exercise of common stock options	5,608	4,895	3,012
Proceeds from issuance of common stock under Employee Stock Purchase Plan	2,038	1,033	888
Release of restricted stock units	(3,876)	(861)	—
Net cash provided by financing activities	639,813	861,547	17,796
Effect of exchange rate changes on cash and cash equivalents	(6,686)	137	(439)
Net (decrease) increase in cash, cash equivalents and restricted cash	(436,974)	765,672	(316,344)
Cash, cash equivalents and restricted cash, beginning of period	835,528	69,856	386,200
Cash, cash equivalents and restricted cash, end of period	$398,554	$835,528	$69,856
Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$2	$7
Supplemental disclosures of non-cash investing and financing activities:
Purchases of property and equipment recorded in accounts payable and accrued expenses	$8,510	$110	$766
Issuance of common stock for acquired manufacturing rights	$—	$7,995	$—
Stock issued for payment of accounts payable	$—	$—	$10,000

The accompanying notes are an integral part of these consolidated financial statements.

VAXCYTE, INC.

Notes to Consolidated Financial Statements

1. Company Organization and Nature of Business

Vaxcyte, Inc. and its wholly owned consolidated subsidiary, collectively referred to as any of “we,” “us,” “the Company,” or “Vaxcyte,” headquartered in San Carlos, California, was incorporated in the state of Delaware on November 27, 2013 as SutroVax, Inc. and we changed our name to Vaxcyte, Inc. on May 15, 2020. On October 25, 2023, we formed Vaxcyte Switzerland GmbH (“Vaxcyte GmbH”), a wholly owned Swiss subsidiary. We are a clinical-stage vaccine innovation company engineering high-fidelity vaccines to protect humankind from the consequences of bacterial diseases. We are developing broad-spectrum conjugate and novel protein vaccines to prevent or treat bacterial infectious diseases. We are re-engineering the way highly complex vaccines are made through modern synthetic techniques, including advanced chemistry and the XpressCF cell-free protein synthesis platform, exclusively licensed from Sutro Biopharma, Inc. (“Sutro Biopharma”). Unlike conventional cell-based approaches, our system for producing difficult-to-make proteins and antigens is intended to accelerate our ability to efficiently create and deliver high-fidelity vaccines with enhanced immunological benefits.

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

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding annual reporting.

The consolidated financial statements include the Company and its wholly owned subsidiary. All intercompany transactions and balances have been eliminated upon consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements. On an ongoing basis, we evaluate our estimates and assumptions, including those related to stock-based compensation expense, accruals for certain research and development costs, the incremental borrowing rate, the valuation of deferred tax assets and income taxes. Management bases our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from those estimates.

Concentration of Credit Risk and Other Risks and Uncertainties

Financial instruments that potentially subject us to a concentration of credit risk consist primarily of cash, cash equivalents and investments. We invest in money market funds, U.S. Treasury securities, U.S. government agency securities, corporate debt, commercial paper and asset-backed securities. We maintain bank deposits in federally insured financial institutions and these deposits may exceed federally insured limits. We are exposed to credit risk in the event of a default by the financial institutions holding our cash and issuers of investments to the extent recorded on the consolidated balance sheets. For example, on March 10, 2023, the California Department of Financial Protection and Innovation took control of Silicon Valley Bank (“SVB”) and appointed the Federal Deposit Insurance Corporation (“FDIC”) as receiver. While SVB was our primary bank at the time, we maintained banking relationships with other major banks. The substantial majority of funds we held at

SVB, which included cash, cash equivalents and investments, were held in custodial accounts of a third-party institution for which SVB Asset Management was the advisor (“SVB Custodial Accounts”). On March 12, 2023, the FDIC confirmed that depositors of SVB would have access to all of their money and, as a result, we regained access to all of our funds deposited with SVB. The FDIC subsequently transferred SVB’s deposits and loans to a newly created bridge bank, named Silicon Valley Bridge Bank, N.A. (“Silicon Valley Bridge Bank”). On March 26, 2023, the FDIC announced that First Citizens Bank & Trust Company (“First Citizens Bank”) had agreed to purchase and assume all deposits and loans of Silicon Valley Bridge Bank. We have not experienced any losses on these deposits or investments as a result of this market event. While we were able to recover all deposited amounts from SVB, and continue to have access to all investments held in the SVB Custodial Accounts, there can be no assurance that our current or future banks will not face similar risks as SVB or that we will be able to recover in full our deposits in the event of similar closures. Our investment policy limits investments to money market funds, certain types of debt securities issued by the U.S. Government and its agencies, corporate debt, commercial paper and asset-backed securities, and places restrictions on the credit ratings, maturities and concentration by type and issuer. We have not experienced any significant losses on our deposits of cash, cash equivalents or investments.

We are subject to supplier concentration risk from certain vendors. Although we are working to establish secondary sources of supply, we currently source several of our critical raw materials from single-source suppliers. We also use one contract manufacturing organization (“CMO”), Lonza Ltd. (“Lonza”), to handle most of our manufacturing activities for our VAX-24 and VAX-31 programs. If we were to experience disruptions in raw materials supplied by our suppliers, or in manufacturing activities at Lonza, we may experience significant delays in our product development timelines and may incur substantial costs to secure alternative sources of raw materials or manufacturing.

Our future results of operations involve a number of other risks and uncertainties. Factors that could affect our future operating results and cause actual results to vary materially from expectations include, but are not limited to: our early stages of clinical vaccine development; our ability to advance vaccine candidates into, and successfully complete, clinical trials on the timelines we project; our ability to adequately demonstrate sufficient safety and immunogenicity or efficacy of our vaccine candidates; our ability to enroll subjects in our ongoing and future clinical trials; our ability to successfully manufacture and supply our vaccine candidates for clinical trials or for future potential commercialization; our ability to obtain additional capital to finance our operations; our ability to obtain, maintain and protect our intellectual property rights; developments relating to our competitors and our industry, including competing vaccine candidates; general and market conditions; and other risks and uncertainties, including those more fully described in the “Risk Factors” section of this Annual Report on Form 10-K.

Segment and Geographical Information

We operate and manage our business as one reportable and operating segment. Our chief executive officer, who is the chief operating decision maker, reviews financial information on an aggregate basis for purposes of allocating resources and evaluating financial performance. Most of our long-lived assets are based in the United States. Long-lived assets are comprised of property and equipment.

Cash, Cash Equivalents and Restricted Cash

We consider all highly liquid investments purchased with original maturities of three months or less from the date of purchase to be cash equivalents. Cash equivalents consist primarily of amounts invested in money market funds and commercial paper and are stated at their fair values. Restricted cash consists of two standby letters of credit that serve as collateral for the lease agreements for our current corporate headquarters. Cash, cash equivalents and restricted cash as reported within the consolidated statements of cash flows consisted of the following:

	Years Ended December 31,
	2023	2022
	(in thousands)
Cash and cash equivalents	$397,451	$834,657
Restricted cash	1,103	871
Cash, cash equivalents and restricted cash	$398,554	$835,528

Investments

Our investments have been classified and accounted for as available-for-sale securities. Fixed income securities consist of U.S. Treasury securities, U.S. government agency securities, corporate debt, commercial paper and asset-backed securities. These securities are recorded on the consolidated balance sheets at fair value. Unrealized gains and losses on these securities are included as a separate component of accumulated other comprehensive gain (loss). The cost of investment securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in other income (expense), net. Realized gains and losses are also included in other income (expense), net. When the fair value of a debt security declines below its amortized cost basis, any portion of that decline attributable to credit losses, to the extent expected to be nonrecoverable before the sale of the security, is recognized in our consolidated statements of operations. When the fair value of a debt security declines below its amortized cost basis due to changes in interest rates, such amounts are recorded in other comprehensive loss, and are recognized in our consolidated statements of operations only if we sell or intend to sell the security before recovery of its cost basis.

Property and Equipment, Net

Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally three to five years. Leasehold improvements are amortized over the shorter of the expected life or lease term. Repairs and maintenance expenditures, which are not considered improvements and do not extend the useful life of property and equipment, are expensed as incurred. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation and amortization are removed from the consolidated balance sheets and the resulting gain or loss is reflected in the consolidated statements of operations in the period realized.

Leases

We determine if an arrangement is a lease at inception. In addition, we determine whether a lease meets the classification criteria of a finance or operating lease at the lease commencement date considering whether: (i) the lease transfers ownership of the underlying asset to the lessee at the end of the lease term; (ii) the lease grants the lessee an option to purchase the underlying asset that the lessee is reasonably certain to exercise; (iii) the lease term is for a major part of the remaining economic life of the underlying asset; (iv) the present value of the sum of the lease payments and residual value guaranteed by the lessee equals or exceeds substantially all of the fair value of the underlying asset; and (v) the underlying asset is such a specialized nature that it is expected to have no alternative use to the lessor at the end of the lease term. As of December 31, 2023 and 2022, our lease population consisted of real estate operating leases and we did not have any finance leases.

Operating leases are included in Operating lease right-of-use (“ROU”) assets, Operating lease liabilities — current and Operating lease liabilities — long term in our consolidated balance sheets. ROU assets represent our right to use the underlying assets for the lease term and lease liabilities represent our obligation to make lease payments arising from the leases. Operating lease ROU assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. In determining the present value of lease payments, if the rate implicit in the lease is not readily determinable, we use our incremental borrowing rate based on the information available at the lease commencement date. We determine the incremental borrowing rate based on an analysis of corporate bond yields with a credit rating similar to ours. The determination of our incremental borrowing rate requires management judgment, including development of a synthetic credit rating and cost of debt, as we currently do not carry any debt. We believe that the estimates used in determining the incremental borrowing rate are reasonable based upon current facts and circumstances. Applying different judgment to the same facts and circumstances could yield a different incremental borrowing rate. The operating lease ROU assets also include adjustments for prepayments and accrued lease payments and exclude lease incentives. ROU assets and lease liabilities may include options to extend or terminate leases if it is reasonably certain that we will exercise such options. Lease payments which are fixed and determinable are amortized as rent expense on a straight-line basis over the expected lease term. Variable lease costs, which are dependent on usage, a rate or index, including common area maintenance charges, are expensed as incurred. Lease agreements that include lease and non-lease components are accounted for as a single lease component. Lease agreements with non-cancelable terms of less than 12 months are not recorded on our consolidated balance sheets.

Impairment of Long-Lived Assets

We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparing the carrying amount to the future undiscounted net cash flows which the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the projected discounted future net cash flows generated by the assets. There were $0 million, $0.2 and $0 million of impairments of long-lived assets during the years ended December 31, 2023, 2022 and 2021, respectively.

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

Accrued Research and Development

We have entered into various agreements with CROs and CMOs. Our research and development accruals, which include accrued manufacturing expenses, are estimated based on the level of services performed, progress of the studies, including the phase or completion of events, and contracted costs. The estimated costs of research and development services provided, but not yet invoiced, are included in accrued expenses on the consolidated balance sheets. If the actual timing of the performance of services or the level of effort varies from the original estimates, we adjust the accrual accordingly. Payments made to CROs or CMOs under these arrangements in advance of the performance of the related services are recorded as prepaid expenses and other current assets until the services are rendered. To date, there have been no material differences between our estimates of such expenses and the amounts actually incurred.

Acquired Manufacturing Rights

In December 2022, we entered into an option agreement with Sutro Biopharma (the “Option Agreement”). The Option Agreement we acquired, among other things, a right, but not an obligation, to obtain certain exclusive rights to internally manufacture and/or source extract from certain CMOs and the right to independently develop and make improvements to the extract for use in connection with the exploitation of certain vaccine compositions (the “Option”). As consideration for the Option and other rights and authorizations granted to us under the Option Agreement, we paid Sutro Biopharma upfront consideration. In September 2023, we and Sutro Biopharma mutually agreed in writing to the Form Definitive Agreement (as defined below) to become effective in the event we exercised the Option, and paid Sutro Biopharma the amount due upon mutual agreement of the Form Definitive Agreement. In November 2023, we exercised the Option and paid the Option exercise price and accrued the remaining payment we are obligated to pay Sutro Biopharma. As of December 31, 2022 and 2023, we have determined there is no current alternative future use of the acquired manufacturing rights paid and expensed the Option as of December 31, 2022 and 2023. We have classified such costs incurred related to the execution of the Option Agreement, the mutual agreement of the Form Definitive Agreement and the Option exercise, as Acquired Manufacturing Rights on the accompanying consolidated statements of operations for the years ended December 31,

2022 and 2023, respectively. See Note 7, “Commitments and Contingencies, Sutro Option Agreement,” for further details.

Income Taxes

We account for income taxes using the asset and liability method. We recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the consolidated financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

In evaluating the ability to recover our deferred income tax assets, we consider all available positive and negative evidence, including our operating results, ongoing tax planning and forecasts of future taxable income on a jurisdiction-by-jurisdiction basis. In the event we determine that we would be able to realize our deferred income tax assets in the future in excess of their net recorded amount, we would make an adjustment to the valuation allowance that would reduce the provision for income taxes. Conversely, in the event that all or part of the net deferred tax assets are determined not to be realizable in the future, an adjustment to the valuation allowance would be charged to earnings in the period when such determination is made. As of December 31, 2023 and 2022, we have recorded a full valuation allowance on our deferred tax assets.

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

Comprehensive Loss

Comprehensive loss includes net loss and other comprehensive loss for the period. Other comprehensive loss consists of unrealized loss on investments and foreign currency translation adjustments, net.

Foreign Currency Transactions

Transactions denominated in foreign currencies are initially measured in U.S. dollars using the exchange rate on the date of the transaction. Foreign currency denominated monetary assets and liabilities are subsequently re-measured at the end of each reporting period using the exchange rate at that date, with the corresponding foreign currency transaction gain or loss recorded in the consolidated statements of operations and consolidated statements of cash flows. Nonmonetary assets and liabilities are not subsequently re-measured.

For our international operations, local currencies have been determined to be the functional currencies. We translate functional currency assets and liabilities to their U.S. dollar equivalents at exchange rates in effect as of the balance sheet date and income and expense amounts at average exchange rates for the period. Gains and losses from foreign currency translation are included in accumulated other comprehensive loss within stockholders’ equity in the consolidated balance sheets.

Net Loss Per Share

Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common stock outstanding, including pre-funded warrants, during the period, without consideration of potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common stock and potentially dilutive securities outstanding for the period. For purposes of the diluted net loss per share calculation, common stock subject to repurchase, and stock options are considered to be potentially dilutive securities. Shares of common stock into which the pre-funded warrants may be exercised are considered outstanding for the purposes of computing net loss per share because the shares may be issued for little consideration, are fully vested and are exercisable after the original issuance date.

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

Recently Issued Accounting Standards Not Yet Adopted

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies and adopted by us as of the specified effective date. We believe that the impact of recently issued standards that are not yet effective will not have a material impact on our consolidated financial statements and disclosures.

In November 2023, the FASB issued Accounting Standards Update (“ASU”) No. 2023-07: Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The ASU requires entities to report incremental information about significant segment expenses included in a segment’s profit or loss measure as well as the name and title of the chief operating decision maker. The guidance also requires interim disclosures related to reportable segment profit or loss and assets that had previously only been disclosed annually. This guidance is effective for annual periods beginning after December 15, 2024. We are currently evaluating the impact of the new guidance on the disclosures to our consolidated financial statements.

In December 2023, the FASB issued ASU No. 2023-09: Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The ASU improves the transparency of income tax disclosures by requiring (i) consistent categories and greater disaggregation of information in the rate reconciliation and (ii) income taxes paid disaggregated by jurisdiction. This guidance is effective for fiscal years beginning after December 15, 2024 on a prospective basis and retrospective application is permitted. We are currently evaluating the impact of the new guidance on the disclosures to our consolidated financial statements.

3. Fair Value Measurements and Fair Value of Financial Instruments

Assets and liabilities recorded at fair value on a recurring basis in the consolidated balance sheets, as well as assets and liabilities measured at fair value on a non-recurring basis or disclosed at fair value, are categorized based upon the level of judgment associated with inputs used to measure their fair values. The accounting guidance for fair value provides a framework for measuring fair value and requires certain disclosures about how fair value is determined. Fair value is defined as the price that would be received upon the sale of an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date. The accounting guidance also establishes a three-level valuation hierarchy that prioritizes the inputs to valuation techniques used to measure fair value based upon whether such inputs are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions made by the reporting entity. The three-level hierarchy for the inputs to valuation techniques is briefly summarized as follows:

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

Level 1 securities consist of highly liquid money market funds for which the carrying amounts approximate their fair values due to their short maturities. U.S. Treasury securities are valued using Level 1 inputs based on unadjusted, quoted prices in active markets that are observable at the measurement date for identical assets or liabilities. Level 2 securities, consisting of corporate debt, commercial paper, U.S. government agency securities and asset-backed securities, are measured based on other observable inputs, including broker or dealer quotations or alternative pricing sources. When quoted prices in active markets for identical assets or liabilities are not available, we rely on non-binding quotes from our investment managers, which are based on proprietary valuation models of independent pricing services. These models generally use inputs such as observable market data, quoted market prices for similar instruments or historical pricing trends of securities relative to our peers. To validate the fair value determinations provided by our investment managers, we review the pricing movement in the context of overall market trends and trading information from our investment managers. In addition, we assess the inputs and methods used in determining the fair value in order to determine the classification of securities in the fair value hierarchy. We had no Level 3 securities either as of December 31, 2023 or 2022.

There were no transfers within the hierarchies during the years ended December 31, 2023 or 2022.

The following tables set forth our financial instruments measured at fair value on a recurring basis by level within the fair value hierarchy at December 31, 2023 and 2022:

		December 31, 2023
	Fair Value Hierarchy Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Assets		(in thousands)
Cash and cash equivalents:
Cash	Level 1	$50,003	$—	$—	$50,003
Money market funds	Level 1	47,357	—	—	47,357
Commercial paper	Level 2	300,256	—	(165)	300,091
Total cash and cash equivalents		397,616	—	(165)	397,451
Investments:
U.S. Treasury securities	Level 1	481,704	422	(44)	482,082
Commercial paper	Level 2	102,435	7	(35)	102,407
Corporate debt	Level 2	133,523	168	(42)	133,649
Asset backed securities	Level 2	23,963	18	—	23,981
U.S. government agency securities	Level 2	103,484	—	(152)	103,332
Total investments		845,109	615	(273)	845,451

Total assets measured at fair value		$1,242,725	$615	$(438)	$1,242,902

		December 31, 2022
	Fair Value Hierarchy Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Assets		(in thousands)
Cash and cash equivalents:
Cash	Level 1	$56,198	$—	$—	$56,198
Money market funds	Level 1	680,934	—	—	680,934
Commercial paper	Level 2	92,581	—	(34)	92,547
U.S. government agency securities	Level 2	4,978	—	—	4,978
Total cash and cash equivalents		834,691	—	(34)	834,657
Investments:
U.S. Treasury securities	Level 1	37,651	—	(70)	37,581
Commercial paper	Level 2	28,161	—	(17)	28,144
Corporate debt	Level 2	25,402	—	(131)	25,271
Asset backed securities	Level 2	6,954	20	—	6,974
U.S. government agency securities	Level 2	25,427	19	(148)	25,298
Total investments		123,595	39	(366)	123,268

Total assets measured at fair value		$958,286	$39	$(400)	$957,925

The following table presents the contractual maturities of our investments as of December 31, 2023 (in thousands):

December 31, 2023
Fair Value
Due in less than one year	$682,776
Due in one to five years	162,675
Total	$845,451

4. Commercial Manufacturing and Supply Agreement

On October 13, 2023, Vaxcyte GmbH, a Swiss limited liability company and wholly owned subsidiary of ours, entered into a pre-commercial services and commercial manufacturing supply agreement with Lonza (the “Commercial Manufacturing and Supply Agreement”).

Pursuant to the Commercial Manufacturing and Supply Agreement, Lonza will (i) construct and build out a dedicated suite (the “Suite”) at Lonza’s facilities in Visp, Switzerland to manufacture certain key components (including drug substance) for our proprietary PCV franchise and any other products or intermediates Vaxcyte GmbH may choose (collectively, the “Products”) and (ii) maintain and operate the Suite (utilizing Lonza’s employees) to manufacture the Products as a service provided to Vaxcyte GmbH, including conducting related quality control and quality assurance operations. Lonza will be a preferred, non-exclusive, supplier of the Products to Vaxcyte GmbH, and Vaxcyte GmbH retains the right to procure the Products from one or more alternate and/or backup manufacturers of the Products (including at our own facilities).

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

Unless earlier terminated, the Commercial Manufacturing and Supply Agreement will remain in effect until December 31, 2038, subject to automatic renewal for up to three additional renewal periods of five years each, unless Vaxcyte GmbH elects not to renew (with 24 months advanced notice to Lonza). Vaxcyte GmbH is permitted to terminate the Commercial Manufacturing and Supply Agreement for convenience or for Lonza’s uncured material breach, in each case subject to certain notice obligations. Lonza is permitted to terminate the Commercial Manufacturing and Supply Agreement in the event that Vaxcyte GmbH commits certain specified material breaches, including uncured failure to pay material, undisputed amounts of money due to Lonza, subject to certain notice obligations. Either party may terminate the Commercial Manufacturing and Supply Agreement in certain circumstances in the event of the other party’s bankruptcy. In the event that Vaxcyte GmbH terminates the agreement for convenience, or Lonza terminates the agreement in the event that Vaxcyte GmbH commits certain specified material breaches, then certain termination consequences may be triggered, including that (i) Vaxcyte GmbH would forfeit any outstanding entitlement to credit from Lonza of the Repurposing Fee (as defined below), and (ii) Vaxcyte GmbH would be obligated to pay Lonza a termination penalty equal to the greater of (a) CHF 70,000,000, or (b) a prespecified number of months’ FTE fees for the actual FTEs assigned to Vaxcyte GmbH as of the date of termination. Within 30 days of the Effective Date, Vaxcyte GmbH paid Lonza a repurposing fee (the “Repurposing Fee”) of CHF 27,000,000 that will be credited back to Vaxcyte GmbH over a 10-year period starting upon commencement of commercial production. In the event of a termination under certain circumstances, Lonza shall be obligated to provide certain wind-down and transition services to Vaxcyte GmbH for up to 12 and 24 months, respectively.

Construction and buildout has commenced on the Suite and, as of December 31, 2023, we have incurred (i) $51.8 million of capital expenditures related to the facility buildout and equipment which is Vaxcyte owned and which have been recorded as manufacturing facility and equipment construction-in-progress under Property and equipment, net on our consolidated balance sheets (see Note 5 “Balance Sheet Details”) and (ii) $34.7 million of facility buildout expenditures that are owned and controlled by Lonza, which have been accounted for as prepaid lease payments within Other assets on our consolidated balance sheets, captioned as manufacturing facility construction buildout, and will be recorded as a right-of-use asset under ASC 842 lease accounting when the buildout of the Suite is complete and manufacturing activities commence, at which point we will control the Lonza owned Suite and pre-existing equipment (see Note 5 “Balance Sheet Details”). Included in the Lonza owned capital expenditures are pre-commercial services fees of CHF 3 million and the Repurposing Fee of CHF 27 million, which is intended to cover Lonza’s expenses in making the Suite available to lease to other Lonza customers in the event of early termination by us.

5. Balance Sheet Details

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets as of December 31, 2023 and 2022 consisted of the following:

	December 31,	December 31,
	2023	2022
	(in thousands)
Prepaid expenses	$6,159	$5,312
Purchased equipment deposits	3,856	—
Interest receivable	3,598	2,848
Grant receivable	9	1,029
Other current assets	2,105	1,990
Total	$15,727	$11,179

Property and Equipment, Net

Property and equipment, net as of December 31, 2023 and 2022 consisted of the following:

	December 31,
	2023	2022
	(in thousands)
Furniture and equipment	$1,608	$1,608
Computers and computer software	771	416
Lab equipment	25,110	13,100
Leasehold improvements	1,460	1,353
Manufacturing equipment and auxiliary	8,134	—
Manufacturing facility and equipment construction-in-progress (1)	51,815	—
Total property and equipment	88,898	16,477
Less: accumulated depreciation and amortization	(9,272)	(6,117)
Property and equipment, net	$79,626	$10,360

____________

(1)
See Note 4, “Commercial Manufacturing and Supply Agreement,” for further details.

Depreciation and amortization expense for the years ended December 31, 2023, 2022 and 2021 was $3.2 million, $2.6 million and $1.8 million, respectively.

Other Assets

Other assets as of December 31, 2023 and 2022 consisted of the following:

	December 31,	December 31,
	2023	2022
	(in thousands)
Manufacturing facility construction buildout (1)	$34,688	$—
Long-term prepaid assets	2,768	4,361
Other long-term assets	106	194
Total	$37,562	$4,555

_____________

(1)
See Note 4, “Commercial Manufacturing and Supply Agreement,” for further details.

Accrued Expenses

Accrued expenses as of December 31, 2023 and 2022 consisted of the following:

	December 31,
	2023	2022(2)
	(in thousands)
Clinical studies	$2,156	$1,518
Other research and development	30,759	7,446
Acquired manufacturing rights (1)	25,000	5,000
Other accrued expenses	1,900	1,411
Total	$59,815	$15,375

______________

(1)
See Note 7, “Commitments and Contingencies, Sutro Option Agreement,” for further details.
(2)
The breakout and categorizations of the 2022 total accrued expenses have been updated to conform to the 2023 presentation.

6. Leases

Operating Lease Obligations

In October 2023, we entered into the Commercial Manufacturing and Supply Agreement. We have concluded that this agreement contains an embedded lease and will be accounted for in accordance with Accounting Standards Codification (“ASC”) 842 Leases upon the commencement date. As of December 31, 2023, the lease had not commenced and, as such, no lease liability or ROU asset was recorded on the consolidated balance sheets and no operating lease expense was recorded on the consolidated statements of operations. See Note 4, “Commercial Manufacturing and Supply Agreement,” for further details.

In September 2023, we entered into an assignment and assumption of lease agreement (the “Assignment Agreement”) for a new operating lease in the same building as our current corporate headquarters (the “Assumed Lease Premises”). The assumed lease has an original contractual term of 10 years, expiring on November 30, 2031, unless earlier terminated. Pursuant to the Assignment Agreement, the base rent was abated for three full calendar months following the October 1, 2023 effective date of the Assignment Agreement. Thereafter, we are obligated to pay an aggregate of approximately $1.9 million in rent payments for the remaining nine months of the first year, with a 3% rent adjustment (not inclusive of rent abatement) every year thereafter. Upon commencement of the lease in October 2023, we recorded a ROU asset and lease liability of $16.7 million and $16.8 million, respectively.

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

In July 2016, we entered into a five-year lease agreement for our previous headquarters facility located in Foster City, California. The original term of the lease was from September 1, 2016 to August 31, 2021, with two 30-month renewal options. In July 2019, we leased another facility in Foster City, California. The original term of this lease was from July 1, 2019 to October 31, 2021, with no renewal options. In November 2020, we extended the terms of these leases for six months to March 1, 2022 and April 30, 2022, respectively. In February 2022, we entered into an early termination agreement for one of the facilities in Foster City and terminated our lease on February 12, 2022 instead of April 30, 2022.

Information related to our ROU assets and related lease liabilities was as follows (dollar amounts in thousands):

	December 31,	December 31,
	2023	2022
Cash paid for operating lease liabilities	$7,390	$5,374
Operating lease right-of-use assets	$30,997	$21,288

Operating lease liabilities - current	$7,113	$5,910
Operating lease liabilities - long-term	22,111	12,031
Total lease liabilities	$29,224	$17,941
Weighted-average remaining lease term (in years)	5.71	2.78
Weighted-average discount rate	8.4%	7.6%

Maturities of lease liabilities as of December 31, 2023 were as follows:

Years ending December 31,	(in thousands)
2024	$8,817
2025	9,836
2026	2,899
2027	2,986
2028	3,075
Thereafter	9,503
Total future undiscounted lease payments	37,115
Less: Imputed interest	(7,891)
Total lease liabilities	$29,224

Rent expense recognized under the leases was $8.5 million, $7.9 million and $3.2 million for the years ended December 31, 2023, 2022 and 2021, respectively.

7. Commitments and Contingencies

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

Guarantees and Indemnifications

In the normal course of business, we enter into agreements that contain a variety of representations and provide for general indemnification. Our exposure under these agreements is unknown because it involves claims that may be made against us in the future. To date, we have not paid any claims or been required to defend any action related to our indemnification obligations. As of December 31, 2023 and 2022, we did not have any material indemnification claims that were probable or reasonably possible and consequently have not recorded related liabilities.

Indemnification

To the extent permitted under Delaware law, we have agreed to indemnify our directors and officers for certain events or occurrences while the director or officer is, or was, serving at our request in such capacity. The indemnification period covers all pertinent events and occurrences during the director’s or officer’s service. The maximum potential amount of future payments we could be required to make under these indemnification agreements is not specified in the agreements; however, we have directors and officers insurance coverage that reduces our exposure and enables us to recover a portion of any future amounts paid. We have not incurred any material costs as a result of such indemnification and are not currently aware of any indemnification claims.

Development and Manufacturing Services Agreements with Lonza

In April 2022, we entered into a non-exclusive development and manufacturing services agreement with Lonza effective as of March 22, 2022, which was subsequently amended on May 12, 2022, November 21, 2022 and October 31, 2023 (as amended, the “2022 Lonza DMSA”). Pursuant to the 2022 Lonza DMSA, Lonza is obligated to perform services including manufacturing process development and clinical manufacture and supply of our proprietary PCV candidates. Subject to the terms and conditions set forth in the 2022 Lonza DMSA, Lonza has granted to us a non-exclusive, worldwide, fully paid-up, irrevocable, transferable license, including the right to grant sublicenses, under the New General Application Intellectual Property, to research, develop, make, have made, use, sell and import the Product. Unless earlier terminated, the 2022 Lonza DMSA shall remain in place for a period of five years. Either party may terminate the 2022 Lonza DMSA for any reason on prior written notice to the other party, provided that Lonza may not exercise such right until a specified future date. In addition, either party may terminate the 2022 Lonza DMSA (i) within a given time period upon any material breach that is left uncured by the other party, or (ii) immediately if the other party becomes insolvent. We may also terminate the 2022 Lonza DMSA upon an extended force majeure event. Upon expiration and/or termination of the 2022 Lonza DMSA and/or any purchase order, we will pay Lonza for all service rendered, all costs incurred, all unreimbursed capital equipment and any cancellation fees (each term as defined in the 2022 Lonza DMSA).

In February 2023, we entered into another non-exclusive development and manufacturing services agreement with Lonza effective as of March 1, 2023 (the “2023 Lonza DMSA”). Pursuant to the 2023 Lonza DMSA, Lonza will perform manufacturing process development and the manufacture of components for VAX-24 and VAX-31, including the polysaccharide antigens, our proprietary eCRM protein carrier and conjugated drug substances. Subject to the terms and conditions set forth in the 2023 Lonza DMSA, Lonza has granted to us a non-exclusive, worldwide, fully paid-up, transferable license, including the right to grant sublicenses (subject to the prior written consent of Lonza), under the New General Application Intellectual Property, to use, sell and import the Product manufactured under the 2023 Lonza DMSA (but no other products). Unless earlier terminated, the 2023 Lonza DMSA shall remain in place for a period of five years and shall automatically renew for one additional two-year period unless either party provides written notice of non-renewal at least two years prior to the fifth anniversary of the effective date. We may terminate the 2023 Lonza DMSA for any reason on prior written notice to the other party on a Project Plan-by-Project Plan basis. Either party may terminate the 2023 Lonza DMSA (i) within a given time period upon any material breach that is left uncured by the other party, (ii) immediately if the other party becomes insolvent, is dissolved or liquidated, makes a general assignment for the benefit of its creditors, or files or has filed against it, a petition in bankruptcy or has a receiver appointed for a substantial part of its assets, (iii) upon an extended force majeure event, or (iv) if it becomes apparent to either party at any stage in the provision of the Services that it will be impossible to complete the Services for scientific or technical reasons despite exercise of best commercial efforts by both parties. Pursuant to the reason for termination and the party initiating the termination, we will pay Lonza for some combination of services rendered, costs incurred, unreimbursed capital equipment and/or any cancellation fees. Upon an extended force majeure event, neither party shall have any further liability to the other party (each term as defined in the 2023 Lonza DMSA).

Under each of the 2022 Lonza DMSA and 2023 Lonza DMSA (collectively, the “Lonza Agreements”) we pay Lonza agreed-upon fees for their performance of development and manufacturing services and pass through expenses incurred by Lonza for raw materials, as well as customary procurement and handling fees. Under each

Lonza Agreement, we own all rights, title and interest in and to any and all New Customer Intellectual Property (as defined in each Lonza Agreement), and Lonza owns all right, title and interest in New General Application Intellectual Property (as defined in each Lonza Agreement).

Commercial Manufacturing and Supply Agreement with Lonza

For details of the Commercial Manufacturing and Supply Agreement with Lonza, see Note 4.

Sutro Option Agreement

In December 2022, we entered into Option Agreement with Sutro Biopharma. Pursuant to the Option Agreement, we acquired from Sutro Biopharma (i) authorization to enter into an agreement with an independent alternate CMO to directly source Sutro Biopharma’s cell-free extract, allowing us to have direct oversight over financial and operational aspects of the relationship with the CMO; and (ii) the “Option. We and Sutro Biopharma agreed to negotiate the terms and conditions of a form definitive agreement to be entered into in the event we exercise the Option, which would include the terms and conditions set forth in an executed term sheet between us (the “Term Sheet”) and such terms that were necessary to give effect to each of the terms and conditions set forth in the Term Sheet (the “Form Definitive Agreement”). The Option period was five years from the date of the Option Agreement, subject to potential acceleration in the event we undergo a change of control.

As consideration for the Option and other rights and authorizations granted to us under the Option Agreement, we paid Sutro Biopharma upfront consideration of $22.5 million, consisting of (i) $10.0 million in cash and $7.5 million worth of shares of our common stock (the number of shares to be calculated based on the arithmetic average of the daily volume weighted average price of our common stock as traded on Nasdaq in the three consecutive trading days immediately prior to the issuance thereof), and (ii) $5.0 million payable within five business days after we and Sutro Biopharma mutually agree in writing upon the Form Definitive Agreement. The 167,780 shares of common stock issued was recorded at fair value of $8.0 million on the date of settlement, December 22, 2022. In the event that we elected to exercise the Option, we agreed to pay Sutro Biopharma an aggregate Option exercise price of $75.0 million in cash in two installments and, upon the occurrence of certain regulatory milestones, certain additional milestone payments totaling up to $60.0 million in cash.

On September 28, 2023, we and Sutro Biopharma mutually agreed in writing upon the Form Definitive Agreement to become effective in the event that we exercise the Option and, on October 2, 2023, we paid the $5.0 million accrued commitment.

On November 21, 2023 (the “Option Exercise Date”), we exercised the Option by submitting written notice thereof to Sutro Biopharma and concurrently paid Sutro Biopharma $50.0 million in cash as the first of two installment payments for the Option exercise price. Under the Option Agreement, we are obligated to pay Sutro an additional $25.0 million in cash within six months of the Option Exercise Date as the second of two installment payments for the Option exercise. This has been accrued on our consolidated balance sheets as of December 31, 2023. Upon the occurrence of certain regulatory milestones, we would be obligated to pay Sutro Biopharma certain additional milestone payments totaling up to $60.0 million in cash. In the event that we undergo a change of control, certain rights and payments may be accelerated. As of December 31, 2023, we have paid $50 million, the remaining $25 million is accrued as of December 31, 2023. We determined there is no current alternative future use of the acquired manufacturing rights from the Option Agreement. As a result, the amounts paid and accrued for were expensed as incurred.

Manufacturing Rights Agreement with Sutro Biopharma

Concurrent with the payment of the first installment of the Option exercise price pursuant to the Option Agreement, on November 21, 2023, the manufacturing rights agreement (in the form of the Form Definitive Agreement) between us and Sutro Biopharma (the “Manufacturing Rights Agreement”) became effective. Under the Manufacturing Rights Agreement, we received an exclusive (except as to Sutro Biopharma), perpetual (subject to termination), worldwide license, for no additional royalty (i.e., royalty-free, other than any royalties due under the Sutro Biopharma License Agreement), under Sutro Biopharma’s relevant patents and know-how, to manufacture or have manufactured extract and improvements to extract (in any form) solely for use in the research, development, use, production, sale, offering for sale, export, import, commercialization or other exploitation of Vaccine Compositions (as defined in the Sutro Biopharma License Agreement) (as well as certain rights with respect to certain regulatory matters related to extract and its use in connection with such Vaccine Compositions). We have the right to extend our rights and obligations under the Manufacturing Rights Agreement to our affiliates and to sublicense our rights to manufacture extract and improvements to extract to certain third-party CMOs and other contractors (for our benefit and not for such third party’s independent commercial use). For clarity, we are not permitted to manufacture extract for sale to third parties for the independent use of such third parties.

Under the Manufacturing Rights Agreement, we have the obligation to protect the confidentiality of the extract manufacturing technology, and Sutro Biopharma has certain audit rights in connection therewith. Under the Manufacturing Rights Agreement, upon our request and at our cost, Sutro Biopharma will support up to two technology transfers to us (or to an affiliate of ours or certain third-party CMOs designated by us) of certain Sutro Biopharma know-how, materials and information to enable us to manufacture or have manufactured extract. Under certain circumstances, Sutro Biopharma may source extract from us or certain third-party CMOs, subject to reimbursement for technology transfer costs.

The Manufacturing Rights Agreements contains certain terms with respect to the ownership, prosecution, maintenance and enforcement of certain intellectual property rights licensed or arising under the Manufacturing Rights Agreement, which are generally consistent with the Sutro Biopharma License Agreement.

Unless earlier terminated, the Manufacturing Rights Agreement will remain in effect in perpetuity. Sutro Biopharma may only terminate the Manufacturing Rights Agreement in the event of our (i) uncured, intentional, material breach of certain confidentiality provisions resulting in actual, material harm to Sutro Biopharma’s business, (ii) uncured, intentional material breach of certain provisions relating to the use of certain of Sutro Biopharma’s know-how outside of the Vaccine Field, (iii) unintentional, material breach of certain provisions relating to the use of certain of Sutro Biopharma’s know-how outside of the Vaccine Field that we do not use reasonable best efforts to cease and (to the extent reasonably curable) cure in a timely fashion, or (iv) uncured failure to pay the Option exercise price or any undisputed milestone payment under the Option Agreement when due. We may terminate the Manufacturing Rights Agreement at our discretion upon 60 days’ written notice, and both parties may terminate the Manufacturing Rights Agreement upon mutual written consent.

Purchase Commitments

We enter into agreements in the normal course of business with CMOs and other vendors for manufacturing services and raw materials purchases. We rely on several third-party manufacturers for our manufacturing requirements. As of December 31, 2023, we had the following amounts of non-cancelable purchase commitments related to manufacturing services and raw materials purchased due to our key manufacturing partners. These amounts represent our minimum contractual obligations, including termination fees. If we terminate certain firm orders with key manufacturing partners, we will be required to pay for the manufacturing services scheduled or raw materials purchased under our arrangements. The actual amounts we pay in the future to our vendors under such agreements may differ from the purchase order amounts.

Years ending December 31,	(in thousands)
2024	$181,812
2025	41,840
2026	1,296
2027	414
Total non-cancelable purchase commitments due to key manufacturing partners	$225,362

8. Stockholders' Equity

Preferred Stock

Our certificate of incorporation authorizes us to issue up to 10,000,000 shares of preferred stock with $0.001 par value per share. There were no shares preferred stock issued or outstanding as of December 31, 2023 and 2022. Our board of directors (“Board”) are authorized to provide for the issue of all or any of the shares of preferred stock in one or more series, and to fix, determine or alter the voting powers, designation, preferences and rights of the preferred shares, and the qualifications, limitations or restrictions of any wholly unissued shares, to establish from time to time the number of shares constituting any such series, and to increase or decrease the number of shares, if any. Holders of outstanding shares of preferred stock shall be entitled to receive dividends, when, and as declared by the Board in preference and priority to any declaration or payment of any distribution on common stock. The right to receive dividends on preferred shares of preferred stock shall not be cumulative and no right to dividends shall accrue to holders of preferred stock. No dividends have been paid or declared as of December 31, 2023 and 2022.

Common Stock

Our certificate of incorporation authorizes us to issue up to 500,000,000 shares of common stock with $0.001 par value per share, of which 95,364,831 and 79,470,670 shares were issued and outstanding as of December 31, 2023 and 2022, respectively. The holders of our common stock are also entitled to receive dividends whenever funds are legally available, when and if declared by our Board. As of December 31, 2023 and 2022, no dividends have been declared. Each share of common stock is entitled to one vote.

In July 2021, we entered into an Open Market Sales AgreementSM (the “Original ATM Sales Agreement”) with Jefferies LLC (“Jefferies”) which provided that, upon the terms and subject to the conditions and limitations set forth in the Original ATM Sales Agreement, we may elect to issue and sell, from time to time, shares of our common stock having an aggregate offering price of up to $150.0 million through Jefferies acting as our sales agent or principal. As of February 27, 2023, we had sold 4,995,709 shares of our common stock under the Original ATM Sales Agreement at an average price of $27.57 per share for aggregate gross proceeds of $137.8 million. On February 27, 2023, we and Jefferies entered into an amendment to the Original ATM Sales Agreement (as amended, the “Amended ATM Sales Agreement”) pursuant to which we may offer and sell shares of our common stock having an aggregate offering price of up to $400.0 million, which is in addition to the $150.0 million aggregate offering price under the Original ATM Sales Agreement. The material terms and conditions of the Original ATM Sales Agreement otherwise remain unchanged. We will pay Jefferies a commission of up to 3.0% of the gross sales proceeds of any common stock sold through Jefferies under the Amended ATM Sales Agreement; however, we are not obligated to make any sales of common stock. As of December 31, 2023, we have sold 1,588,807 shares of our common stock under the Amended ATM Sales Agreement at an average price of $44.06 per share for aggregate gross proceeds of $70.0 million ($68.6 million net of commissions and offering expenses).

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

Common stock reserved for future issuances under the 2020 Equity Incentive Plan (the “2020 Plan”) and the 2014 Equity Incentive Plan (the “2014 Plan”) was as follows, and excludes 36,710 shares issued outside of the 2014 Plan and 2020 Plan:

	December 31,	December 31,
	2023	2022
Options issued and outstanding	9,314,836	7,715,494
Restricted stock units issued and outstanding	753,462	456,766
Shares available for future stock option grants	6,065,150	4,679,598
Total	16,133,448	12,851,858

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

The pre-funded warrants will not expire until they are fully exercised. However, we may not effect the exercise of any pre-funded warrants, and a holder will not be entitled to exercise any portion of any pre-funded warrants that, upon giving effect to such exercise, would cause: (i) the aggregate number of shares of our common stock beneficially owned by such holder (together with affiliates) to exceed 4.99% or 9.99% of the number of shares of our common stock outstanding immediately after giving effect to the exercise, as applicable; or (ii) the combined voting power of our securities beneficially owned by such holder (together with its affiliates) to exceed 4.99% or 9.99% of the combined voting power of all of our securities outstanding immediately after giving effect to the exercise, as applicable, as such percentage ownership is determined in accordance with the terms of the pre-funded warrants. However, any holder of a pre-funded warrant may increase or decrease such percentage to any other percentage not in excess of 19.99% upon at least 61 days' prior notice for the holder to us. As of December 31, 2023, no shares underlying the pre-funded warrants had been exercised.

10. Equity Incentive Plans

2020 and 2014 Equity Incentive Plans

In June 2020, our Board adopted, and our stockholders approved, the 2020 Plan, which became effective on June 11, 2020. Under the 2020 Plan, we may grant stock options, appreciation rights, restricted stock and restricted stock units (RSUs) to employees, consultants and directors. Stock options granted under the 2020 Plan may be either incentive stock options or nonqualified stock options. Incentive stock options may be granted only to our employees, including officers and directors who are also employees. Nonqualified stock options may be granted to our employees, officers, directors, consultants and advisors. The exercise price of stock options granted under the 2020 Plan must be at least equal to the fair market value of the common stock on the date of grant, except that an incentive stock option granted to an employee who owns more than 10% of the shares of our common stock shall have an exercise price of no less than 110% of the fair value per share on the grant date and expire five years from the date of grant. The maximum term of stock options granted under the 2020 Plan is 10 years, unless subject to the provisions regarding 10% stockholders. Our stock options granted to new employees generally vest over four years at a rate of 25% upon the first anniversary of the vesting commencement date and monthly thereafter. Our other stock options granted to employees generally vest on terms consistent with stock options granted to new employees or monthly over four years from the vesting commencement date. Our RSUs granted to new employees generally vest over four years at a rate of 25% upon one year from the grant date, then 12.5% every six months thereafter. Our other RSUs granted to employees generally vest over three and a half years at a rate of 25% upon six months from the grant date, then 12.5% every six months thereafter. A total of 10,150,000 shares of common stock were approved to be initially reserved for issuance under the 2020 Plan. The number of shares that remained available for issuance under the 2014 Plan as of the effective date of the 2020 Plan, and shares subject to outstanding awards under the 2014 Plan as of the effective date of the 2020 Plan that are subsequently canceled, forfeited or repurchased by us, will be added to the shares reserved under the 2020 Plan. In addition, the number of shares of common stock available for issuance under the 2020 Plan is automatically increased on the first day of each calendar year during the 10-year term of the 2020 Plan, beginning with January 1, 2021 and ending with January 1, 2030, by an amount equal to 5% of the outstanding number of shares of our common stock on December 31 of the preceding calendar year or such lesser amount as determined by our Board. As of December 31, 2023, an aggregate of 6,065,150 shares of common stock were available for issuance under the 2020 Plan. Effective January 1, 2024, the number of shares of common stock available under the 2020 Plan increased by 4,768,241 shares pursuant to the evergreen provision of the 2020 Plan.

Our 2014 Plan permitted the granting of incentive stock options, non-statutory stock options, restricted stock and other stock-based awards. Subsequent to the adoption of the 2020 Plan, no additional equity awards can be made under the 2014 Plan. Shares reserved and remaining available for issuance under the 2014 Plan were added to the 2020 Plan reserve upon its effectiveness.

The terms of the 2014 Plan permit the exercise of options granted prior to vesting, subject to required approvals. The unvested shares are subject to our lapsing repurchase right upon termination of employment at the original purchase price. Shares purchased by employees pursuant to the early exercise of stock options are not deemed, for accounting purposes, to be issued until those shares vest according to their respective vesting schedules. Cash received for early exercised stock options is recorded as other liabilities on the consolidated balance sheets and is reclassified to common stock and additional paid-in capital as such shares vest.

As of December 31, 2023, 2,227,963 shares and 7,840,335 shares of common stock were subject to outstanding options and RSUs under the 2014 Plan and 2020 Plan, respectively.

At December 31, 2023 and 2022, 0 and 3,705 shares, respectively, remained subject to our right of repurchase as a result of the early exercised stock options. The remaining liabilities related to early exercised shares as of December 31, 2023 and 2022 were both less than $0.1 million and were recorded in other liabilities.

Stock Option Activity

Stock option activity under our 2020 Plan and 2014 Plan, which excludes options to purchase 36,710 shares granted outside of the 2020 Plan and 2014 Plan, was as follows:

			Options Outstanding
Stock Option and Restricted Stock Units Activity	Options and RSUs Available for Grant		Number of Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balances — December 31, 2021	6,104,756		5,295,007	$9.30
Additional shares authorized	2,651,598		—
Options granted	(3,850,981)		3,850,981	$27.67
Options exercised	385	(1)	(1,153,285)	$4.25
Options forfeited	277,209		(277,209)	$23.54
Restricted Stock Units granted	(581,047)
Restricted Stock Units withheld	32,626
Restricted Stock Units forfeited	45,052
Balances — December 31, 2022	4,679,598		7,715,494	$18.70	8.20	$225,667
Additional shares authorized	3,973,533
Options granted	(2,343,037)		2,343,037	$44.44
Options exercised	1,080	(1)	(538,888)	$10.50
Options forfeited	204,807		(204,807)	$32.58
Restricted Stock Units granted	(574,123)
Restricted Stock Units withheld	78,755
Restricted Stock Units forfeited	44,537
Balances — December 31, 2023	6,065,150		9,314,836	$25.35	7.75	$348,868
Vested and expected to vest — December 31, 2023			9,314,836	$25.35	7.75	$348,868
Exercisable at December 31, 2023			4,646,989	$16.40	6.80	$215,608

______________________________________

(1)
Shares returned due to net exercises.

During the years ended December 31, 2023, 2022 and 2021, options to purchase 538,888, 1,153,285 and 926,514 shares of common stock, respectively, were exercised for cash at a weighted-average price per share of $10.50, $4.25 and $3.25, respectively. The weighted-average grant date fair value of options granted for the years ended December 31, 2023, 2022 and 2021 was $28.74, $18.88 and $14.65, respectively. The intrinsic value of the stock options exercised was $21.2 million, $34.0 million and $18.9 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Restricted Stock Units Activity

In March 2022, our Board authorized the issuance of RSUs under our 2020 Plan and adopted a form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement (the "RSU Agreement"), which is intended to serve as a standard form agreement for RSU grants issued to employees. RSU activity for the years ended December 31, 2023 and 2022 was as follows:

	Shares	Weighted- Average Grant-Date Fair Value
Unvested at December 31, 2021	—	$—
Granted	581,047	26.25
Vested and released	(79,229)	24.79
Cancelled	(45,052)	24.32
Unvested at December 31, 2022	456,766	$26.70
Granted	574,123	45.57
Vested and released	(232,890)	30.97
Cancelled	(44,537)	40.78
Unvested at December 31, 2023	753,462	$38.93

The weighted-average grant date fair value of RSUs granted during the year ended December 31, 2023 and December 31, 2022 was $45.57 and $26.25, respectively. The aggregate fair value of unvested RSUs is calculated using the closing price of our common stock on the grant date. As of December 31, 2023 and December 31, 2022, the unrecognized stock-based compensation cost of unvested RSUs was $25.9 million and $10.8 million, respectively, which is expected to be recognized over a weighted-average period of 2.7 years and 3.0 years, respectively.

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

Shares
Balance - December 31, 2021	1,070,704
Additional shares authorized	530,319
Shares purchased	(61,709)
Balance - December 31, 2022	1,539,314
Additional shares authorized	794,706
Shares purchased	(76,275)
Balance - December 31, 2023	2,257,745

Effective January 1, 2023, the number of shares of common stock available under the 2020 ESPP increased by 794,706 shares pursuant to the evergreen provision of the 2020 ESPP. There was no increase effective January 1, 2024 as determined by our Board.

Stock-based Compensation

We estimated the fair value of employee stock options using the Black-Scholes option-pricing model for the years ended December 31, 2023, 2022 and 2021 using the following weighted-average assumptions:

	Year Ended December 31,
	2023	2022	2021
Fair Value Assumptions
Expected volatility	71.3% - 74.0%	78.1% - 85.1%	81.0% - 84.1%
Expected dividend yield	0%	0%	0%
Expected term (in years)	5.3 - 5.4	5.3 - 5.5	5.3 - 5.5
Risk-free interest rate	3.5% - 4.6%	1.6% - 4.4%	0.5% - 1.3%

We estimated the fair value of shares under the 2020 ESPP using the Black-Scholes option-pricing model for the years ended December 31, 2023, 2022 and 2021 using the following weighted-average assumptions:

	Year Ended December 31,
	2023	2022	2021
Fair Value Assumptions
Expected volatility	38.1% - 99.7%	78.8% - 99.7%	79.6% - 126.3%
Expected dividend yield	0%	0%	0%
Expected term (in years)	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0
Risk-free interest rate	4.2% - 5.4%	0.1% - 4.7%	0.0% - 0.5%

We recorded total stock-based compensation expense for the years ended December 31, 2023, 2022 and 2021 related to the 2014 Plan, the 2020 Plan and the 2020 ESPP in the consolidated statements of operations and allocated the amounts as follows:

	Year Ended December 31,
	2023	2022	2021
	(In thousands)
Research and development	$23,275	$9,899	$3,954
General and administrative	25,485	13,751	6,775
Total	$48,760	$23,650	$10,729

As of December 31, 2023, there was $127.5 million of unrecognized stock-based compensation expense related to employee and non-employee awards, which is expected to be recognized over a weighted-average period of 2.7 years.

11. Retirement Plan

We sponsor a qualified 401(k) Plan (the “401(k) Plan”). The 401(k) Plan is a defined contribution plan covering eligible employees. Participants may contribute a portion of their annual compensation limited to a maximum annual amount set by the Internal Revenue Code. The 401(k) Plan is a safe-harbor plan whereby we make mandatory employer-matching contributions to plan participants’ accounts through payroll. For the years ended December 31, 2023, 2022 and 2021, we contributed $1.4 million, $0.8 million and $0, respectively, to the 401(k) Plan.

12. Funding Arrangement

Our VAX-A1 vaccine development program currently is funded in part by a grant obtained from Combating Antibiotic Resistant Bacteria Biopharmaceutical Accelerator (“CARB-X”), a global non-profit partnership dedicated to accelerating antibacterial innovation to tackle the rising global threat of drug-resistant bacteria. The CARB-X grant provides for total potential funding of up to $14.6 million (including $11.7 million awarded to date since the grant’s inception in 2019) upon the achievement of VAX-A1 development milestones through June 2024.

Our VAX-GI vaccine development program is currently funded in part by two grants obtained from the National Institutes of Health (“NIH”) administered by the University of Maryland, Baltimore. Our first grant from the NIH was awarded in April 2021 and provides for potential funding up to five years totaling approximately $0.5 million. In June 2023, we received another grant from the NIH that provides for potential funding up to five years totaling approximately $4.6 million.

Income from grants is recognized in the period during which the related specified expenses are incurred, provided that the conditions under which the grants were provided have been met. We recognized $4.8 million, $1.9 million and $1.6 million of grant income and recorded the amounts in Other income (expense), net in the consolidated statements of operations during the years ended December 31, 2023, 2022, and 2021, respectively. A grant receivable of $0 and $1.0 million representing unreimbursed, eligible costs incurred under the CARB-X agreement was recorded and included in Prepaid expenses and other current assets in the consolidated balance sheets as of December 31, 2023 and 2022, respectively.

13. Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share and excludes shares which are legally outstanding, but subject to repurchase by us:

	Year Ended December 31,
	2023	2022	2021
Net loss (in thousands)	$(402,266)	$(223,485)	$(100,077)
Weighted-average shares outstanding used in computing net loss per share, basic and diluted(1)	97,157,690	64,877,988	51,922,108
Net loss per share, basic and diluted	$(4.14)	$(3.44)	$(1.93)

____________________________

(1)
Includes shares of common stock into which pre-funded warrants may be exercised. See Note 9, “Pre-Funded Warrants.”

The following potentially dilutive securities were excluded from the computation of diluted net loss per share for the period presented because including them would have been antidilutive:

	Year Ended December 31,
	2023	2022	2021
Stock options	9,351,546	7,752,204	5,357,389
Restricted stock units	753,462	456,766	-
Employee stock purchase plan	103,628	113,240	66,404
Total	10,208,636	8,322,210	5,423,793

14. Income Taxes

Our pre-tax book loss was derived from our business operations within the United States.

A reconciliation of our effective tax rate to the statutory U.S. federal rate is as follows:

	Year Ended December 31,
	2023	2022	2021
Statutory rate	21.0%	21.0%	21.0%
Stock-based compensation	0.5%	1.5%	2.2%
Credits	1.4%	0.8%	1.1%
Change in valuation allowance	(21.8)%	(21.3)%	(23.0)%
Section 162(m) limitation	(1.1)%	(1.8)%	(1.1)%
Other	0.0%	(0.2)%	(0.2)%
Total	0.0%	0.0%	0.0%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following table presents significant components of our deferred tax assets as of December 31, 2023 and 2022:

	As of December 31,
	2023	2022
	(in thousands)
Deferred tax assets:
Net operating losses	135,298	111,555
Fixed assets	660	1,062
Accrued and others	11,279	1,103
R&D Credits	12,870	5,436
Capitalized R&D expenditures	79,485	32,873
Accrued manufacturing expenses	10,819	2,063
Lease liability	8,739	5,358
Intangible assets	29,302	6,867
Stock compensation	8,981	4,474
Total deferred tax assets	297,434	170,791
Deferred tax liabilities:
ROU asset	(9,269)	(6,357)
Total deferred tax liabilities	(9,269)	(6,357)

Net deferred tax asset	288,165	164,433
Valuation allowance	(288,165)	(164,433)
Net deferred taxes	$—	$—

At December 31, 2023, we have net operating loss (“NOL”) carryforwards of approximately $351.9 million and $693.6 million available to reduce future taxable income, if any, for federal and state income tax purposes, respectively. The federal and state NOL carryforwards, except the federal loss carryforward arising in tax years beginning after December 31, 2017, begin to expire in 2034 unless previously utilized. Federal NOLs arising in tax years beginning after December 31, 2017 have an indefinite carryover period and do not expire.

At December 31, 2023, we have research credit carryforwards of $12.8 million and $4.6 million available to offset future income tax liabilities, if any, for federal and California income tax purposes, respectively. The federal research and development tax credit carryforwards expire beginning in 2039 unless previously utilized. The California tax credits can be carried forward indefinitely.

We have evaluated the positive and negative evidence bearing upon the realizability of our deferred tax assets. Based on our history of operating losses, we have concluded that it is more likely than not that the benefit of our deferred tax assets will not be realized. Accordingly, we have provided a full valuation allowance for deferred tax assets as of December 31, 2023 and 2022.

Utilization of the NOL and research credit carryforward may be subject to an annual limitation due to the ownership percentage change limitations under Section 382 and Section 383, respectively, provided by the Internal Revenue Code of 1986, as amended (the “Code”), and similar state provisions. The annual limitation may result in the expiration of the NOL before utilization. We have experienced ownership changes in the past. There were no ownership changes identified in 2023, as such we have determined that no federal research credits will expire unutilized or are excluded from our research credit carryforwards. Subsequent ownership changes may affect the limitation in future years.

We have uncertain tax benefits (“UTBs”) totaling $4.4 million and $1.8 million as of December 31, 2023 and 2022, respectively, which were netted against deferred tax assets subject to valuation allowance. The UTBs had no effect on the effective tax rate. We recognize interest and penalties related to UTBs, when they occur, as a component of income tax expense. To the extent accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction of the provision for income taxes in the period such determination is made. There were no interest or penalties recognized for the years ended December 31, 2023 and 2022. We do not expect our UTBs to change significantly over the next 12 months.

A reconciliation of the beginning and ending unrecognized tax benefit amount is as follows:

	December 31,
	2023	2022	2021
	(in thousands)
Balance at the beginning of the year	$1,754	$924	$393
Additions based on tax positions related to current year	2,208	876	461
Additions based on tax positions related to prior years	485	(46)	70
Balance at end of year	$4,447	$1,754	$924

We file U.S. federal and state tax returns. In general, the Company is no longer subject to tax examination by the Internal Revenue Service or state taxing authorities for years before 2019. Although the federal and state statutes are closed for purposes of assessing additional income tax in those prior years, the taxing authorities may still make adjustments to the NOL and credit carryforwards used in open years. Therefore, the tax statutes should be considered open as it relates to the NOL and credit carryforwards used in open years. We do not have any tax audits or other issues pending.

In accordance with the 2017 Tax Act, research and experimental (“R&E”) expenses under Internal Revenue Code Section 174 are required to be capitalized beginning in 2022. R&E expenses are required to be amortized over a period of five years for domestic expenses and 15 years for foreign expenses. The Company has capitalized research and experimental expenditures in its current tax provision as a result.

The Inflation Reduction Act of 2022 specifically introduces the topic of corporate alternative minimum tax on adjusted financial statement income on applicable corporations for taxable years beginning after December 31, 2022. There is no impact to the Company’s current tax provision.

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

15. Related Party Transactions

We have an ongoing relationship with Sutro Biopharma. In 2013, Sutro Biopharma provided support to facilitate the establishment of our Company. As of December 31, 2021 and 2020, Sutro Biopharma owned approximately 1.6 million shares of our common stock. As of December 31, 2019, Sutro Biopharma also owned warrants to purchase 31,857 shares of our common stock (the “Common Stock Warrant”) at an exercise price of $0.79289 per share and 59,276 shares of our Series C redeemable convertible stock (the “Preferred Stock Warrant”) at an exercise price of $11.5215 per share. The Common Stock Warrant and the Preferred Stock Warrant were automatically net exercised pursuant to their terms for 30,278 shares and 16,591 shares, respectively, of our common stock in connection with our initial public offering in June 2020. In the agreements and amendments identified herein, we licensed certain intellectual property and acquired certain supply rights from Sutro Biopharma, including the right to use the XpressCF platform to discover and develop vaccine candidates for the treatment or prophylaxis of infectious diseases. On October 12, 2015, we and Sutro Biopharma (the “Parties”) entered into the Sutro Biopharma License Agreement, which amended and restated an agreement dated August 1, 2014. The Sutro Biopharma License Agreement was subsequently amended on May 9, 2018 (“License Amendment A1”) and May 29, 2018 (“License Amendment A2”). In consideration for the License Amendment A2, we issued to Sutro Biopharma the Preferred Stock Warrant to purchase 59,276 shares of Series C redeemable convertible preferred stock at a purchase price of $11.5215 per share. We also entered into a separate supply agreement with Sutro Biopharma on May 29, 2018 (the “Sutro Biopharma Supply Agreement”). As of June 2, 2021, Sutro Biopharma was no longer considered a related party.

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

As Sutro Biopharma was no longer considered a related party as of June 2, 2021, we excluded expenses after that date from related party transaction expenses. We recognized expense related to the Supply Agreement of $0 million, $0 million and $2.4 million for the years ended December 31, 2023, 2022 and 2021, respectively.

16. Subsequent Events

On February 2, 2024, we completed an underwritten public offering of 12,695,312 shares of our common stock, which included the full exercise of the underwriters’ option to purchase an additional 1,757,812 shares, at a price of $64.00 per share and pre-funded warrants to purchase 781,250 shares of our common stock at a price of $63.999 per underlying share. In aggregate, we received $816.5 million in net proceeds after deducting underwriting discounts and commissions and other estimated offering expenses payable by us, and excluding the exercise of any pre-funded warrants.

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

Our management, with the participation of our Chief Executive Office (“CEO”) and our Chief Financial Officer (“CFO”), our principal executive officer and principal financial officer, respectively, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (as amended, the “Exchange Act”) as of December 31, 2023. Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures as of December 31, 2023 were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements for external purposes in accordance with GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in its 2013 Internal Control - Integrated Framework. Based on this assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2023. Pursuant to Section 404(c) of the Sarbanes-Oxley Act, our independent registered public accounting firm has issued an attestation report on the effectiveness of our internal control over financial reporting for the year ended December 31, 2023, which is included below.

Report of Independent Registered Public Accounting Firm

To the stockholders and the Board of Directors of Vaxcyte, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Vaxcyte, Inc. and subsidiary (the “Company”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets and related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows as of and for the year ended December 31, 2023, of the Company and our report dated February 27, 2024, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

San Francisco, California

February 27, 2024

Item 9B. Other Information.

Trading Arrangements

The adoption or termination of contracts, instructions or written plans for the purchase or sale of our securities by our Section 16 officers or directors for the three months ended December 31, 2023, of which was entered into during an open trading window and is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (“10b5-1 Plan”), were as follows:

Elvia Cowan, our Senior Vice President of Finance and Principal Accounting Officer, adopted a 10b5-1 Plan on November 13, 2023. Ms. Cowan’s 10b5-1 Plan provides for the potential exercise and sale of up to 26,678 shares of our common stock, and expires on February 28, 2025, or upon the earlier completion of all authorized transactions thereunder.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K since we intend to file our definitive proxy statement for our 2024 Annual Meeting of Stockholders (the “2024 Proxy Statement”) pursuant to Regulation 14A of the Exchange Act, not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and certain information to be included in the 2024 Proxy Statement is incorporated herein by reference.

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item of Form 10-K will be included under the captions “Proposal No. 1— Election of Directors,” “Executive Officers,” “Delinquent Section 16(a) Reports,” “Corporate Governance and Board Matters,” and “Code of Business Conduct and Ethics” in our 2024 Proxy Statement, and is incorporated herein by reference.

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

Item 11. Executive Compensation.

The information required by this item of Form 10-K will be included under the captions “Executive Officers,” “Executive Compensation,” “Director Compensation,” “Corporate Governance and Board Matters,” and “Certain Relationships and Related Person Transactions” in our 2024 Proxy Statement, and is incorporated herein by reference.

All information provided under the “Pay Versus Performance Disclosure” heading of the 2024 Proxy Statement will not be deemed to be incorporated by reference into any filing of ours under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing, except to the extent we specifically incorporate such information by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item of Form 10-K will be included under the captions “Security Ownership of Certain Beneficial Owners and Management,” “Director Compensation,” and “Executive Compensation” in our 2024 Proxy Statement, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item of Form 10-K will be included under the captions “Certain Relationships and Related Person Transactions,” and “Corporate Governance and Board Matters” in our 2024 Proxy Statement, and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this item of Form 10-K will be included under the caption “Proposal No. 2— Ratification of Independent Registered Public Accounting Firm” in our 2024 Proxy Statement, and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)
The following documents are filed as part of this Annual Report on Form 10-K:
(1)
All Consolidated Financial Statements

The consolidated financial statements and Report of Independent Registered Public Accounting Firm filed as part of this Annual Report on Form 10-K are listed in the “Index to Consolidated Financial Statements” under Part II, Item 8 of this Annual Report on Form 10-K.

(2)
Financial Statement Schedules

All financial statement schedules have been omitted because of the absence of conditions under which they are required or because the required information, where material, is shown in the consolidated financial statements, financial notes or supplementary financial information.

(3)
Exhibits

The list of exhibits filed with this Annual Report on Form 10-K is set forth in the Exhibit Index preceding the signature page and is incorporated herein by reference or filed with this Annual Report on Form 10-K, in each case as indicated herein (numbered in accordance with Item 601 of Regulation S-K).

Item 16. Form 10-K Summary

None.

Exhibit Index

Incorporated by Reference
Exhibit	Description	Schedule/Form	File Number	Exhibits	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Vaxcyte, Inc., as amended	8-K	001-39323	3.1	June 16, 2020
3.2	Amended and Restated Bylaws of Vaxcyte, Inc., as amended.	10-Q	001-39323	3.2	November 6, 2023
4.1	Form of Common Stock Certificate of the Registrant	S-1/A	333-238630	4.1	June 8, 2020
4.2	Description of Capital Stock.	10-K	001-39323	4.2	March 29, 2021
4.3	Form of Pre-Funded Warrant.	8-K	001-39323	4.1	January 13, 2022
4.4	Form of Pre-Funded Warrant.	8-K	001-39323	4.1	October 27, 2022
4.5	Form of Pre-Funded Warrant.	8-K	001-39323	4.1	April 20, 2023
4.6	Form of Pre-Funded Warrant.	8-K	001-39323	4.1	January 31, 2024
10.1#	Vaxcyte, Inc. Amended and Restated 2014 Equity Incentive Plan and forms of agreements thereunder.	S-1	333-238630	10.2	May 22, 2020
10.2#	Vaxcyte, Inc. 2020 Equity Incentive Plan.	10-Q	001-39323	10.1	August 8, 2023
10.3#	Form of Stock Option Grant Notice and Stock Option Agreement (2020 Equity Incentive Plan).	10-Q	001-39323	10.2	August 8, 2023
10.4#	Form of Restricted Stock Unit Grant Notice (2020 Equity Incentive Plan).	10-Q	001-39323	10.2	May 9, 2022
10.5#	Vaxcyte, Inc. 2020 Employee Stock Purchase Plan.	S-1/A	333-238630	10.4	June 8, 2020
10.6	Form of Indemnification Agreement entered into by and between the Registrant and each director and executive officer.	S-1	333-238630	10.5	May 22, 2020
10.7#	Executive Employment Agreement entered into by and between the Registrant and Grant Pickering, dated January 21, 2016.	S-1	333-238630	10.6	May 22, 2020

		Incorporated by Reference
Exhibit	Description	Schedule/Form	File Number	Exhibits	Filing Date
10.8#	Executive Employment Agreement entered into by and between the Registrant and Jim Wassil, dated November 15, 2019.	S-1	333-238630	10.11	May 22, 2020
10.9#	Offer Letter entered into by and between the Registrant and Andrew Guggenhime, dated April 16, 2020.	S-1	333-238630	10.13	May 22, 2020
10.10#	Offer Letter entered into by and between the Registrant and Mikhail Eydelman, dated March 4, 2022.	10-Q	001-39323	10.1	May 9, 2022
10.11#	Form of Executive Change in Control and Severance Agreement entered into by and between the Registrant and each eligible employee.	S-1	333-238630	10.14	May 22, 2020
10.12+†	Master Services Agreement for Drug Product Development and Manufacturing between Registrant and Lonza Ltd., dated March 22, 2022, as amended.				X
10.13+†	Development and Manufacturing Services Agreement by and between the Registrant and Lonza Ltd., dated March 1, 2023.	10-Q	001-39323	10.1	May 8, 2023
10.14+†	Commercial Manufacturing and Supply Agreement by and between the Registrant and Lonza Ltd., dated October 13, 2023.				X

		Incorporated by Reference
Exhibit	Description	Schedule/Form	File Number	Exhibits	Filing Date
10.15+†	Amended and Restated SutroVax Agreement by and between the Registrant and Sutro Biopharma, Inc., dated October 12, 2015, as amended.	S-1	333-238630	10.18	May 22, 2020
10.16+†	Third Amendment to Amended and Restated SutroVax Agreement by and between Sutro Biopharma, Inc. and the Registrant, dated September 28, 2023.	10-Q	001-39323	10.3	November 6, 2023
10.17+†	Supply Agreement by and between the Registrant and Sutro Biopharma, Inc., dated May 29, 2018, as amended.	10-K	001-39323	10.19	February 27, 2023
10.18+†	Option Grant Agreement by and between Registrant and Sutro Biopharma, Inc., dated December 19, 2022.	10-K	001-39323	10.20	February 27, 2023
10.19+†	Manufacturing Rights Agreement by and between the Registrant and Sutro Biopharma, Inc., dated November 21, 2023.				X
10.20+†	License Agreement by and between the Registrant and The Regents of the University of California, represented by its San Diego campus, dated February 4, 2019.	S-1	333-238630	10.20	May 22, 2020
10.21	First Amendment to License Agreement by and between the Registrant and The Regents of the University of California, represented by its San Diego campus, dated August 16, 2019.				X
10.22+†	Lease Agreement by and between the Registrant and ARE-San Francisco No. 63, LLC, dated as of January 21, 2021	8-K	001-39323	10.1	January 25, 2021
10.23	First Amendment to Lease Agreement by and between the Registrant and ARE-San Francisco No. 63, LLC, dated October 17, 2023.				X

Incorporated by Reference
Exhibit	Description	Schedule/Form	File Number	Exhibits	Filing Date
10.24+†	Assignment and Assumption of Lease Agreement by and between the Registrant and Codexis, Inc., dated September 1, 2023.	10-Q	001-39323	10.1	November 6, 2023
10.25†	Consent to Assignment and First Amendment by and among ARE-San Francisco No. 63, LLC, Codexis, Inc. and the Registrant, dated September 6, 2023.	10-Q	001-39323	10.2	November 6, 2023
10.26#	Form of Non-U.S. Stock Option Grant Notice and Stock Option Agreement (2020 Equity Incentive Plan).				X
10.27#	Form of Non. U.S. Restricted Stock Unit Grant Notice (2020 Equity Incentive Plan).				X
21.1	Subsidiary of Registrant.				X
23.1	Consent of Independent Registered Public Accounting Firm.				X
24.1	Power of Attorney. Reference is made to the signature page hereto.				X
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.				X
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.				X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 13a-14(b) or 15d-14(b) of the Securities Exchange Act, as amended, and 18 U.S.C. Section 1350.				X
97.1	Incentive Compensation Recoupment Policy.				X

Incorporated by Reference
Exhibit	Description	Schedule/Form	File Number	Exhibits	Filing Date
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.				X
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents Documents.				X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).				X

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

* The certification attached as Exhibit 32.1 that accompanies this Annual Report on Form 10-K is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933 (as amended, the “Securities Exchange Act of 1934”), whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Vaxcyte, Inc.

Date: February 27, 2024	By:	/s/ Grant E. Pickering
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

Name	Title	Date

/s/ Grant E. Pickering	Chief Executive Officer and Director	February 27, 2024
Grant E. Pickering	(Principal Executive Officer)

/s/ Andrew Guggenhime	President and Chief Financial Officer	February 27, 2024
Andrew Guggenhime	(Principal Financial Officer)

/s/ Elvia Cowan	Senior Vice President, Finance	February 27, 2024
Elvia Cowan	(Principal Accounting Officer)

/s/ Carlos Paya	Director	February 27, 2024
Carlos Paya, M.D., Ph.D.

/s/ Annie Drapeau	Director	February 27, 2024
Annie Drapeau

/s/ Halley Gilbert	Director	February 27, 2024
Halley Gilbert

/s/ Peter Hirth	Director	February 27, 2024
Peter Hirth, Ph.D.

/s/ Jacks Lee	Director	February 27, 2024
Jacks Lee

/s/ Teri Loxam	Director	February 27, 2024
Teri Loxam

/s/ Heath Lukatch	Director	February 27, 2024
Heath Lukatch, Ph.D.