Form 10-Q
period 2024-03-31
Vaxcyte, Inc.
filed 2024-05-08
CIK 1649094

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________________
FORM 10-Q
___________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ____________
Commission File Number: 001-39323
___________________________________________________
VAXCYTE, INC.
(Exact Name of Registrant as Specified in its Charter)
___________________________________________________

Delaware	46-4233385
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
825 Industrial Road, Suite 300 San Carlos, California	94070
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (650) 837-0111
___________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	PCVX	The Nasdaq Stock Market
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒         No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes   ☒     No   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐     No   ☒
As of May 6, 2024, the registrant had 108,795,188 shares of common stock, $0.001 par value per share, outstanding.

Unless the context otherwise requires, all references in this Quarterly Report on Form 10-Q to “we,” “us,” “our,” “our company” and “Vaxcyte” refer to Vaxcyte, Inc. and its wholly owned consolidated subsidiary.
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

Special Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations or financial condition, business strategy and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” or “would,” or the negative of these words or other similar terms or expressions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:
•our expectations regarding the potential benefits, spectrum of coverage and immunogenicity of our vaccine candidates;
•our expectations regarding our preclinical study results potentially being predictive of clinical study results;
•the timing of the initiation, progress and potential results of our preclinical studies, clinical trials and our research and development programs;
•our ability to advance vaccine candidates into, and successfully complete, preclinical studies and clinical trials;
•the commercialization of our vaccine candidates, if approved;
•estimates of our future expenses, capital requirements and our needs for additional financing;
•our ability to compete effectively with existing competitors and new market entrants;
•our ability to establish and maintain intellectual property protection for our products or avoid claims of infringement;
•our and our third-party manufacturers’ manufacturing capabilities and the scalable nature of our manufacturing process;
•potential effects of extensive government regulation;
•the pricing, coverage and reimbursement of our vaccine candidates, if approved;
•our ability and the ability of our third-party contract manufacturers to operate and continue operations;
•our ability to hire and retain key personnel;
•our ability to obtain additional financing; and
•the volatility of the trading price of our common stock.
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

Summary of Risks Affecting Our Business
Our business is subject to numerous risks and uncertainties, including those discussed more fully in the section titled “Risk Factors” in this Quarterly Report on Form 10-Q. These risks include, but are not limited to, the following:
•We are in the clinical or preclinical stages of vaccine development and have a limited operating history and no products approved for commercial sale, which may make it difficult for you to evaluate the success of our business to date and to assess our future viability.
•We have incurred significant net losses since inception and anticipate that we will continue to incur substantial net losses for the foreseeable future. We currently have no source of product revenue and may never achieve profitability. Our stock is a highly speculative investment.
•We will require substantial additional funding to finance our operations, which may not be available to us on acceptable terms, or at all. If we are unable to raise additional capital when needed, we could be forced to delay, reduce or terminate certain of our development programs or other operations.
•Our approach to the discovery and development of our vaccine candidates is based on novel technologies that are unproven, which may expose us to unforeseen risks, require us to modify processes, and make it difficult to predict the time and cost of vaccine candidate development and the timing to apply for and obtain regulatory approvals.
•Our vaccine candidates are in clinical or preclinical stages of development and may fail in development or suffer delays that materially and adversely affect their commercial viability. If we are unable to complete development of or commercialize our vaccine candidates or experience significant delays in doing so, our business would be materially harmed.
•The U.S. Food and Drug Administration may disagree with our regulatory plan, and we may fail to obtain regulatory approval of our vaccine candidates.
•Our business is highly dependent on the success of our pneumococcal conjugate vaccine candidates, VAX-24 and VAX-31, both of which are in clinical development. If we are unable to successfully develop, obtain approval for and effectively commercialize VAX-24 or VAX-31, our business would be significantly harmed.
•Our primary competitors have significantly greater resources and experience than we do, which may make it difficult for us to successfully develop and commercialize our vaccine candidates, or may result in others discovering, developing or commercializing products before or more successfully than us.
•We may not be successful in our efforts to use our cell-free protein synthesis platform to expand our pipeline of vaccine candidates and develop marketable products.
•We currently rely on third-party manufacturing and supply partners, including Lonza Ltd. and Sutro Biopharma, Inc., to supply raw materials and components for, and the manufacture of, our preclinical and clinical supplies as well as our vaccine candidates. Our inability to procure necessary raw materials or to have sufficient quantities of preclinical and clinical supplies or the inability to have our vaccine candidates manufactured, including delays or interruptions at our third-party manufacturers, or our failure to comply with applicable regulatory requirements or to supply sufficient quantities at acceptable quality levels or prices, or at all, would materially and adversely affect our business.
•The FDA regulatory approval process is lengthy and time-consuming, and we may experience significant delays in the clinical development and regulatory approval of our vaccine candidates.
•If we are unable to obtain and maintain patent protection for our technology and products, or if the scope of the patent protection obtained is not sufficiently broad, we may not be able to compete effectively in our markets.

PART I—FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
VAXCYTE, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(unaudited)

	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$611,512	$397,451
Short-term investments	875,006	682,776
Prepaid expenses and other current assets	30,554	15,727
Total current assets	1,517,072	1,095,954
Property and equipment, net	84,835	79,626
Operating lease right-of-use assets	28,905	30,997
Long-term investments	413,247	162,675
Restricted cash	1,103	1,103
Other assets	46,143	37,562
Total noncurrent assets	574,233	311,963
Total assets	$2,091,305	$1,407,917

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$21,717	$14,587
Accrued compensation	3,088	11,056
Accrued manufacturing expenses	926	52,767
Accrued expenses	54,171	59,815
Operating lease liabilities — current	7,202	7,113
Total current liabilities	87,104	145,338
Operating lease liabilities — long-term	20,218	22,111
Total liabilities	107,322	167,449

Commitments and contingencies (Note 7)
Stockholders' Equity
Preferred stock, $0.001 par value — 10,000,000 shares authorized at March 31, 2024 and December 31, 2023; no shares issued and outstanding at March 31, 2024 and December 31, 2023	—	—
Common stock, $0.001 par value — 500,000,000 shares authorized at March 31, 2024 and December 31, 2023; 108,755,731 and 95,364,831 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	112	98
Additional paid-in capital	3,000,394	2,164,583
Accumulated other comprehensive gain	2,889	179
Accumulated deficit	(1,019,412)	(924,392)
Total stockholders' equity	1,983,983	1,240,468
Total liabilities and stockholders' equity	$2,091,305	$1,407,917
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VAXCYTE, INC.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended March 31,
	2024	2023
Operating expenses:
Research and development	$94,587	$58,080
General and administrative	19,885	13,112
Total operating expenses	114,472	71,192
Loss from operations	(114,472)	(71,192)
Other income (expense), net:
Interest income	21,666	10,393
Grant income	126	654
Realized gains on marketable securities	22	—
Foreign currency transaction losses	(2,362)	(317)
Total other income, net	19,452	10,730
Net loss	$(95,020)	$(60,462)
Net loss per share, basic and diluted	$(0.85)	$(0.70)
Weighted-average shares outstanding, basic and diluted	111,690,951	86,206,817
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VAXCYTE, INC.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2024	2023
Net Loss	$(95,020)	$(60,462)
Other comprehensive loss:
Unrealized (losses) gains on investments	(1,999)	408
Foreign currency translation adjustments, net	4,709	—
Comprehensive loss	$(92,310)	$(60,054)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VAXCYTE, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share data)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Gain (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance — December 31, 2023	95,364,831	$98	$2,164,583	$(924,392)	$179	$1,240,468
Exercise of stock options	631,287	1	5,023	—	—	5,024
Issuance of common stock and pre-funded warrants in connection with follow-on public offering, net of commissions and offering expenses of $45,997	12,695,312	13	816,465	—	—	816,478
Release of restricted stock units	64,301	—	(3,306)	—	—	(3,306)
Stock-based compensation expense	—	—	17,629	—	—	17,629
Unrealized losses on investments	—	—	—	—	(1,999)	(1,999)
Foreign currency translation adjustments, net	—	—	—	—	4,709	4,709
Net loss	—	—	—	(95,020)	—	(95,020)
Balance — March 31, 2024	108,755,731	$112	$3,000,394	$(1,019,412)	$2,889	$1,983,983
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VAXCYTE, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share data)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance — December 31, 2022	79,470,670	$82	$1,476,018	$(522,126)	$(361)	$953,613
Exercise of stock options	100,964	1	501	—	—	502
Vesting of early exercised stock options	—	—	2	—	—	2
Issuance of common stock in connection with at-the-market offering, net of issuance costs of $1,237	1,041,536	1	41,786	—	—	41,787
Release of restricted stock units	27,681	—	(727)	—	—	(727)
Stock-based compensation expense	—	—	9,648	—	—	9,648
Unrealized gains on investments	—	—	—	—	408	408
Net loss	—	—	—	(60,462)	—	(60,462)
Balance — March 31, 2023	80,640,851	$84	$1,527,228	$(582,588)	$47	$944,771
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VAXCYTE, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(95,020)	$(60,462)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	999	712
Stock-based compensation expense	17,629	9,648
Amortization of operating lease right-of-use assets	2,092	1,630
Net accretion of discounts on investments	(10,991)	(5,990)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(4,958)	(4,702)
Other assets	(8,581)	615
Operating lease liabilities	(1,804)	(1,356)
Accounts payable	5,672	1,789
Accrued compensation	(7,968)	699
Accrued manufacturing expenses	(51,840)	6,689
Accrued expenses	(4,354)	3,038
Net cash used in operating activities	(159,124)	(47,690)
Cash flows from investing activities:
Purchases of property and equipment	(5,678)	(5,609)
Purchases of investments	(687,697)	(483,779)
Manufacturing facility and equipment construction-in-progress	(6,394)	—
Maturities of investments	242,318	40,160
Sale of investments	6,378	1,127
Net cash used in investing activities	(451,073)	(448,101)
Cash flows from financing activities:
Proceeds from exercise of common stock options	5,024	502
Proceeds from issuance of common stock related to at-the-market offering, net of issuance costs	—	41,787
Proceeds from issuance of common stock from follow-on offering, net of issuance costs	816,478	—
Release of restricted stock units	(3,306)	(727)
Net cash provided by financing activities	818,196	41,562
Effect of exchange rate changes on cash and cash equivalents	6,062	23
Net increase (decrease) in cash, cash equivalents and restricted cash	214,061	(454,206)
Cash, cash equivalents and restricted cash, beginning of period	398,554	835,528
Cash, cash equivalents and restricted cash, end of period	$612,615	$381,322
Supplemental disclosure of non-cash investing activities:
Purchases of property and equipment recorded in accounts payable and accrued expenses	$13,719	$57
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VAXCYTE, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
1. Company Organization and Nature of Business
Vaxcyte, Inc. and its wholly owned consolidated subsidiary, collectively referred to as any of “we,” “us,” “the Company,” or “Vaxcyte,” headquartered in San Carlos, California, was incorporated in the state of Delaware on November 27, 2013 as SutroVax, Inc. and we changed our name to Vaxcyte, Inc. on May 15, 2020. On October 25, 2023, we formed Vaxcyte Switzerland GmbH (“Vaxcyte GmbH”), a wholly owned Swiss subsidiary. We are a clinical-stage vaccine innovation company engineering high-fidelity vaccines to protect humankind from the consequences of bacterial diseases. We are developing broad-spectrum conjugate and novel protein vaccines to prevent or treat bacterial infectious diseases. We are re-engineering the way highly complex vaccines are made through modern synthetic techniques, including advanced chemistry and the XpressCFTM cell-free protein synthesis platform, exclusively licensed from Sutro Biopharma, Inc. (“Sutro Biopharma”). Unlike conventional cell-based approaches, our system for producing difficult-to-make proteins and antigens is intended to accelerate our ability to efficiently create and deliver high-fidelity vaccines with enhanced immunological benefits.
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
These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and footnote disclosures normally included in the condensed consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted in accordance with such rules and regulations.
The condensed consolidated financial statements include the Company and its wholly owned subsidiary. All intercompany transactions and balances have been eliminated upon consolidation.
Unaudited Interim Condensed Consolidated Financial Statements
The condensed consolidated balance sheet as of March 31, 2024, the condensed consolidated statements of operations, comprehensive loss and stockholders’ equity for the three months ended March 31, 2024 and 2023 and the condensed consolidated statements of cash flows for the three months ended March 31, 2024 and 2023 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair statement of our financial information. The financial data disclosed in the footnotes to the condensed consolidated financial statements related to the three months ended March 31, 2024 and 2023 are also unaudited. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any other future annual or interim period. These interim condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and related notes thereto for the year ended December 31, 2023 included in our Annual Report on Form 10-K filed with the SEC on February 27, 2024.
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

Cash, Cash Equivalents and Restricted Cash
We consider all highly liquid investments purchased with original maturities of three months or less from the date of purchase to be cash equivalents. Cash equivalents consist primarily of amounts invested in money market funds and commercial paper and are stated at their fair values. Restricted cash consists of standby letters of credit, which were issued to serve as collateral for the lease agreements related to our current corporate headquarters. Cash, cash equivalents and restricted cash as reported within the condensed consolidated balance sheets that total to the same amounts shown in the condensed consolidated statements of cash flows are as follows:

	March 31, 2024	December 31, 2023

	(in thousands)
Cash and cash equivalents	$611,512	$397,451
Restricted cash	1,103	1,103
Cash, cash equivalents and restricted cash	$612,615	$398,554
Investments
Our investments have been classified and accounted for as available-for-sale securities. Fixed income securities consist of U.S. Treasury securities, U.S. government agency securities, corporate debt, commercial paper and asset-backed securities. These securities are recorded on the condensed consolidated balance sheets at fair value. Unrealized gains and losses on these securities are included as a separate component of accumulated other comprehensive gain (loss). The cost of investment securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in other income (expense), net. Realized gains and losses are also included in other income (expense), net. When the fair value of a debt security declines below its amortized cost basis, any portion of that decline attributable to credit losses, to the extent expected to be nonrecoverable before the sale of the security, is recognized in our condensed consolidated statements of operations. When the fair value of a debt security declines below its amortized cost basis due to changes in interest rates, such amounts are recorded in other comprehensive loss, and are recognized in our condensed consolidated statements of operations only if we sell or intend to sell the security before recovery of its cost basis.
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
Leases
We determine if an arrangement is a lease at inception. In addition, we determine whether a lease meets the classification criteria of a finance or operating lease at the lease commencement date considering whether: (i) the lease transfers ownership of the underlying asset to the lessee at the end of the lease term; (ii) the lease grants the lessee an option to purchase the underlying asset that the lessee is reasonably certain to exercise; (iii) the lease term is for a major part of the remaining economic life of the underlying asset; (iv) the present value of the sum of the lease payments and residual value guaranteed by the lessee equals or exceeds substantially all of the fair value of the underlying asset; and (v) the underlying asset is such a specialized nature that it is expected to have no alternative use to the lessor at the end of the lease term. As of March 31, 2024, our lease population consisted of office operating leases. As of March 31, 2024, we did not have finance leases.
Operating leases are included in Operating lease right-of-use (“ROU”) assets, Operating lease liabilities — current and Operating lease liabilities — long term in our condensed consolidated balance sheet. ROU assets represent our right to use the underlying assets for the lease term and lease liabilities represent our obligation to make lease payments arising from the leases. Operating lease ROU assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. In determining the present value of lease payments, if the rate implicit in the lease is not readily determinable, we use our incremental borrowing rate based on the information available at the lease commencement date. We determine the incremental borrowing rate based on an analysis of corporate bond yields with a credit rating similar to ours. The determination of our incremental borrowing rate requires management judgment, including development of a synthetic credit rating and cost of debt, as we currently do not carry any debt. We believe that the estimates used in determining the incremental borrowing rate are reasonable based upon current facts and circumstances. Applying different judgment to the same facts and circumstances could yield a different incremental borrowing rate.
The operating lease ROU assets also include adjustments for prepayments and accrued lease payments and exclude lease incentives. ROU assets and lease liabilities may include options to extend or terminate leases if it is reasonably certain that we will exercise such options. Lease payments which are fixed and determinable are amortized as rent expense on a straight-line basis over the expected lease term. Variable lease costs, which are dependent on usage, a rate or index, including common area maintenance charges, are expensed as incurred. Lease agreements that include lease and non-lease components are accounted for as a single lease component. Lease agreements with non-cancelable terms of less than 12 months are not recorded on our condensed consolidated balance sheets.
Concentration of Credit Risk and Other Risks and Uncertainties

Financial instruments that potentially subject us to a concentration of credit risk consist primarily of cash, cash equivalents and investments. We invest in money market funds, U.S. Treasury securities, U.S. government agency securities, corporate debt, commercial paper and asset-backed securities. We maintain bank deposits in federally insured financial institutions and these deposits may exceed federally-insured limits. We are exposed to credit risk in the event of a default by the financial institutions holding our cash and issuers of investments to the extent recorded on the condensed consolidated balance sheets. For example, on March 10, 2023, the California Department of Financial Protection and Innovation took control of Silicon Valley Bank (“SVB”) and appointed the Federal Deposit Insurance Corporation (“FDIC”) as receiver. While SVB was our primary bank at the time, we have not experienced any losses on these deposits or investments as a result of this market event. Management believes that we are not exposed to significant credit risk as our deposits are held at First Citizens Bank & Trust Company, which had agreed to purchase and assume all deposits and loans of Silicon Valley Bridge Bank, and our investments are held under separate financial institution custodial accounts, each of which management continues to believe to be of high credit quality. While we were able to recover all deposited amounts from SVB, and continue to have access to all investments held in the SVB Custodial Accounts, there can be no assurance that our current or future banks will not face similar risks as SVB or that we will be able to recover in full our deposits in the event of similar closures. Our investment policy limits investments to money market funds, certain types of debt securities issued by the U.S. Government and its agencies, corporate debt, commercial paper and asset-backed securities, and places restrictions on the credit ratings, maturities and concentration by type and issuer. We have not experienced any significant losses on our deposits of cash, cash equivalents or investments.
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
Recently Issued Accounting Pronouncements — Not Yet Adopted
From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies and adopted by us as of the specified effective date. We believe that the impact of recently issued standards that are not yet effective will not have a material impact on our consolidated financial statements and disclosures.
In March 2024, the FASB issued Accounting Standards Update (“ASU”) No. 2024-02, Codification Improvements—Amendments to Remove References to the Concepts Statements (“ASU 2024-02”). The amendments in ASU 2024-02 clarify and simplify references to certain concept statements within U.S. GAAP. The new standard is effective for us for the annual period beginning after December 15, 2024. We are currently evaluating the impact of the new guidance and do not expect adoption of ASU 2024-02 will have a material impact on our consolidated financial statements.
In March 2024, the FASB issued ASU No. 2024-01, Compensation—Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards (“ASU 2024-01”). The amendments in ASU 2024-01 improve consistent application of and simplify U.S. GAAP of Topic 718 by clarifying and amending existing guidance. The guidance is effective for us for the annual period beginning after December 15, 2024. We are currently evaluating the impact of the new guidance and do not expect adoption of ASU 2024-01 will have a material impact on our consolidated financial statements.
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). The ASU improves the transparency of income tax disclosures by requiring (i) consistent categories and greater disaggregation of information in the rate reconciliation and (ii) income taxes paid disaggregated by jurisdiction. The guidance is effective for us for the annual period beginning after December 15, 2024. We are currently evaluating the impact of the new guidance and do not expect adoption of ASU 2023-09 will have a material impact on our consolidated financial statements.
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). The ASU requires entities to report incremental information about significant segment expenses included in a segment’s profit or loss measure as well as the name and title of the chief operating decision maker. The guidance also requires interim disclosures related to reportable segment profit or loss and assets that had previously only been disclosed annually. The guidance is effective for us for the annual period beginning after December 15, 2023. We are currently evaluating the impact of the new guidance and do not expect adoption of ASU 2023-07 will have a material impact on our consolidated financial statements.
3. Fair Value Measurements and Fair Value of Financial Instruments
Assets and liabilities recorded at fair value on a recurring basis in the condensed consolidated balance sheets, as well as assets and liabilities measured at fair value on a non-recurring basis or disclosed at fair value, are categorized based upon the level of judgment associated with inputs used to measure their fair values. The accounting guidance for fair value provides a framework for measuring fair value and requires certain disclosures about how fair value is determined. Fair value is defined as the price that would be received upon the sale of an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date. The accounting guidance also establishes a three-level valuation hierarchy that prioritizes the inputs to valuation techniques used to measure fair value based upon whether such inputs are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions made by the reporting entity. The three-level hierarchy for the inputs to valuation techniques is briefly summarized as follows:
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

Level 1 securities consist of highly liquid money market funds for which the carrying amounts approximate their fair values due to their short maturities. U.S. Treasury securities are valued using Level 1 inputs based on unadjusted, quoted prices in active markets that are observable at the measurement date for identical assets or liabilities. Level 2 securities, consisting of corporate debt, commercial paper, U.S. government agency securities and asset-backed securities, are measured based on other observable inputs, including broker or dealer quotations or alternative pricing sources. When quoted prices in active markets for identical assets or liabilities are not available, we rely on non-binding quotes from our investment managers, which are based on proprietary valuation models of independent pricing services. These models generally use inputs such as observable market data, quoted market prices for similar instruments or historical pricing trends of securities relative to our peers. To validate the fair value determinations provided by our investment managers, we review the pricing movement in the context of overall market trends and trading information from our investment managers. In addition, we assess the inputs and methods used in determining the fair value in order to determine the classification of securities in the fair value hierarchy. We had no Level 3 securities as of March 31, 2024 or December 31, 2023.
There were no transfers within the hierarchies during the three months ended March 31, 2024 or the year ended December 31, 2023.

The following tables set forth our financial instruments measured at fair value on a recurring basis by level within the fair value hierarchy at March 31, 2024 and December 31, 2023:

		March 31, 2024
	Fair Value Hierarchy Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Assets		(in thousands)
Cash and cash equivalents:
Cash	Level 1	$20,288	$—	$—	$20,288
Money market funds	Level 1	107,073	—	—	107,073
U.S. Treasury securities	Level 1	44,734	—	(1)	44,733
Commercial paper	Level 2	437,660	—	(237)	437,423
Corporate debt	Level 2	1,994	1	—	1,995
Total cash and cash equivalents		611,749	1	(238)	611,512
Investments:
U.S. Treasury securities	Level 1	734,969	—	(708)	734,261
Commercial paper	Level 2	132,929	—	(72)	132,857
Corporate debt	Level 2	272,753	26	(508)	272,271
Asset-backed securities	Level 2	43,548	—	(25)	43,523
U.S. government agency securities	Level 2	105,638	—	(297)	105,341
Total investments		1,289,837	26	(1,610)	1,288,253

Total assets measured at fair value		$1,901,586	$27	$(1,848)	$1,899,765

		December 31, 2023
	Fair Value Hierarchy Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Assets		(in thousands)
Cash and cash equivalents:
Cash	Level 1	$50,003	$—	$—	$50,003
Money market funds	Level 1	47,357	—	—	47,357
Commercial paper	Level 2	300,256	—	(165)	300,091
Total cash and cash equivalents		397,616	—	(165)	397,451
Investments:
U.S. Treasury securities	Level 1	481,704	422	(44)	482,082
Commercial paper	Level 2	102,435	7	(35)	102,407
Corporate debt	Level 2	133,523	168	(42)	133,649
Asset-backed securities	Level 2	23,963	18	—	23,981
U.S. government agency securities	Level 2	103,484	—	(152)	103,332
Total investments		845,109	615	(273)	845,451

Total assets measured at fair value		$1,242,725	$615	$(438)	$1,242,902

The following table presents the contractual maturities of our investments as of March 31, 2024 (in thousands):

March 31, 2024
Fair Value
Due in less than one year	$875,006
Due in one to five years	413,247
Total	$1,288,253
4. Commercial Manufacturing and Supply Agreement
On October 13, 2023, Vaxcyte GmbH, a Swiss limited liability company and wholly owned subsidiary of ours, entered into a pre-commercial services and commercial manufacturing supply agreement with Lonza (the “Commercial Manufacturing and Supply Agreement”).
Pursuant to the Commercial Manufacturing and Supply Agreement, Lonza will (i) construct and build out a dedicated suite (the “Suite”) at Lonza’s facilities in Visp, Switzerland to manufacture certain key components (including drug substance) for our proprietary pneumococcal conjugate vaccine (“PCV”) franchise and any other products or intermediates Vaxcyte GmbH may choose (collectively, the “Products”) and (ii) maintain and operate the Suite (utilizing Lonza’s employees) to manufacture the Products as a service provided to Vaxcyte GmbH, including conducting related quality control and quality assurance operations. Lonza will be a preferred, non-exclusive, supplier of the Products to Vaxcyte GmbH, and Vaxcyte GmbH retains the right to procure the Products from one or more alternate and/or backup manufacturers of the Products (including at our own facilities).
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
Unless earlier terminated, the Commercial Manufacturing and Supply Agreement will remain in effect until December 31, 2038, subject to automatic renewal for up to three additional renewal periods of five years each, unless Vaxcyte GmbH elects not to renew (with 24 months advanced notice to Lonza). Vaxcyte GmbH is permitted to terminate the Commercial Manufacturing and Supply Agreement for convenience or for Lonza’s uncured material breach, in each case subject to certain notice obligations. Lonza is permitted to terminate the Commercial Manufacturing and Supply Agreement in the event that Vaxcyte GmbH commits certain specified material breaches, including uncured failure to pay material, undisputed amounts of money due to Lonza, subject to certain notice obligations. Either party may terminate the Commercial Manufacturing and Supply Agreement in certain circumstances in the event of the other party’s bankruptcy. In the event that Vaxcyte GmbH terminates the agreement for convenience, or Lonza terminates the agreement in the event that Vaxcyte GmbH commits certain specified material breaches, then certain termination consequences may be triggered, including that (i) Vaxcyte GmbH would forfeit any outstanding entitlement to credit from Lonza of the Repurposing Fee (as defined below), and (ii) Vaxcyte GmbH would be obligated to pay Lonza a termination penalty equal to the greater of (a) Swiss Francs (“CHF”) 70 million, or (b) a prespecified number of months’ FTE fees for the actual FTEs assigned to Vaxcyte GmbH as of the date of termination. Within 30 days of the Effective Date, Vaxcyte GmbH paid Lonza a repurposing fee (the “Repurposing Fee”) of CHF 27 million that will be credited back to Vaxcyte GmbH over a 10-year period starting upon commencement of commercial production. In the event of a termination under certain circumstances, Lonza shall be obligated to provide certain wind-down and transition services to Vaxcyte GmbH for up to 12 and 24 months, respectively.

As of March 31, 2024, we have incurred an accumulated (i) $58.2 million of capital expenditures related to the Vaxcyte owned facility buildout and equipment and (ii) $43.6 million of facility buildout expenditures that are owned and controlled by Lonza, including the Repurposing Fee, which have been accounted for as prepaid lease payments and will be recorded as a ROU asset under Accounting Standards Codification (“ASC”) 842 lease accounting when control over the Suite is transferred to us, which we expect to occur when the buildout of the Suite is complete and manufacturing activities commence (see Note 5 “Balance Sheet Details”).
5. Balance Sheet Details
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets as of March 31, 2024 and December 31, 2023 consisted of the following:

	March 31, 2024	December 31, 2023

	(in thousands)
Interest receivable	$8,018	$3,598
Prepaid expenses	7,774	6,159
VAT on purchases	7,864	—
Purchased equipment deposits	4,679	3,856
Grant receivable	127	9
Other current assets	2,092	2,105
Total	$30,554	$15,727
Property and Equipment, Net
Property and equipment, net as of March 31, 2024 and December 31, 2023 consisted of the following:

	March 31, 2024	December 31, 2023

	(in thousands)
Furniture and equipment	$1,610	$1,608
Computers and computer software	849	771
Lab equipment	21,766	25,110
Leasehold improvements	2,074	1,460
Manufacturing equipment and auxiliary	10,598	8,134
Manufacturing facility and equipment construction-in-progress (1)	58,209	51,815
Total property and equipment	95,106	88,898
Less: accumulated depreciation and amortization	(10,271)	(9,272)
Property and equipment, net	$84,835	$79,626
___________
(1) See Note 4, “Commercial Manufacturing and Supply Agreement,” for further details.
Depreciation and amortization expense was $1.0 million and $0.7 million for the three months ended March 31, 2024 and 2023, respectively.

Other Assets
Other assets as of March 31, 2024 and December 31, 2023 consisted of the following:

	March 31, 2024	December 31, 2023

	(in thousands)
Manufacturing facility construction buildout (1)	$43,575	$34,688
Long-term prepaid assets	2,472	2,768
Other long-term assets	96	106
Total	$46,143	$37,562
___________
(1) See Note 4, “Commercial Manufacturing and Supply Agreement,” for further details.
Accrued Expenses
Accrued expenses as of March 31, 2024 and December 31, 2023 consisted of the following:

	March 31, 2024	December 31, 2023

	(in thousands)
Clinical studies	$3,054	$2,156
Other research and development	14,185	30,759
Acquired manufacturing rights (1)	25,000	25,000
Other accrued expenses	11,932	1,900
Total	$54,171	$59,815
___________
(1) See Note 7, “Commitments and Contingencies, Sutro Option Agreement,” for further details.

6. Leases
Operating Lease Obligations
In October 2023, we entered into the Commercial Manufacturing and Supply Agreement with Lonza. We have concluded that this agreement contains an embedded lease and will be accounted for in accordance with ASC 842 Leases upon the commencement date. As of March 31, 2024, the lease had not commenced and, as such, no lease liability or ROU asset was recorded on the consolidated balance sheets and no operating lease expense was recorded on the consolidated statements of operations. See Note 4, “Commercial Manufacturing and Supply Agreement,” for further details.
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
Information related to our leases are as follows (dollar amounts in thousands):

	Three Months Ended
	March 31, 2024	March 31, 2023
Cash paid for operating lease liabilities	$2,390	$1,671

Weighted-average remaining lease term (in years)	5.61	2.54
Weighted-average discount rate	8.5%	7.6%
Maturities of lease liabilities as of March 31, 2024 were as follows:

Years ending December 31,	(in thousands)
Remainder of 2024	$6,423
2025	9,836
2026	2,899
2027	2,986
2028	3,075
Thereafter	9,502
Total future undiscounted lease payments	34,721
Less: Imputed interest	(7,301)
Total lease liabilities	$27,420
Rent expense recognized under the leases was $2.7 million and $1.9 million for the three months ended March 31, 2024 and 2023, respectively.

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
Guarantees and Indemnifications
In the normal course of business, we enter into agreements that contain a variety of representations and provide for general indemnification. Our exposure under these agreements is unknown because it involves claims that may be made against us in the future. To date, we have not paid any claims or been required to defend any action related to our indemnification obligations. As of March 31, 2024, we did not have any material indemnification claims that were probable or reasonably possible and consequently have not recorded related liabilities.
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
Development and Manufacturing Services Agreements with Lonza
In April 2022, we entered into a non-exclusive development and manufacturing services agreement with Lonza effective as of March 22, 2022, which was subsequently amended on May 12, 2022, November 21, 2022 and October 31, 2023 (as amended, the “2022 Lonza DMSA”). Pursuant to the 2022 Lonza DMSA, Lonza is obligated to perform services, including manufacturing process development and clinical manufacture and supply of our proprietary PCV candidates. Subject to the terms and conditions set forth in the 2022 Lonza DMSA, Lonza has granted to us a non-exclusive, worldwide, fully paid-up, irrevocable, transferable license, including the right to grant sublicenses, under the New General Application Intellectual Property, to research, develop, make, have made, use, sell and import the Product. Unless earlier terminated, the 2022 Lonza DMSA shall remain in place for a period of five years. Either party may terminate the 2022 Lonza DMSA for any reason on prior written notice to the other party, provided that Lonza may not exercise such right until a specified future date. In addition, either party may terminate the 2022 Lonza DMSA (i) within a given time period upon any material breach that is left uncured by the other party, or (ii) immediately if the other party becomes insolvent. We may also terminate the 2022 Lonza DMSA upon an extended force majeure event. Upon expiration and/or termination of the 2022 Lonza DMSA and/or any purchase order, we will pay Lonza for all service rendered, all costs incurred, all unreimbursed capital equipment and any cancellation fees (each term as defined in the 2022 Lonza DMSA).
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
Under each of the 2022 Lonza DMSA and 2023 Lonza DMSA (collectively, the “Lonza Agreements”), we pay Lonza agreed-upon fees for their performance of development and manufacturing services and pass-through expenses incurred by Lonza for raw materials, as well as customary procurement and handling fees. Under each Lonza Agreement, we own all rights, title and interest in and to any and all New Customer Intellectual Property (as defined in each Lonza Agreement), and Lonza owns all rights, title and interest in New General Application Intellectual Property (as defined in each Lonza Agreement).
Commercial Manufacturing and Supply Agreement with Lonza
For details of the Commercial Manufacturing and Supply Agreement with Lonza, see Note 4, “Commercial Manufacturing and Supply Agreement.”
Sutro Option Agreement
In December 2022, we entered into an option grant agreement with Sutro Biopharma (the “Option Agreement”). Pursuant to the Option Agreement, we acquired from Sutro Biopharma (i) authorization to enter into an agreement with an independent alternate CMO to directly source Sutro Biopharma’s cell-free extract, allowing us to have direct oversight over financial and operational aspects of the relationship with the CMO; and (ii) a right, but not an obligation, to obtain certain exclusive rights to internally manufacture and/or source extract from certain CMOs and the right to independently develop and make improvements to extract (including the right to make improvements to the extract manufacturing process as well as cell lines) for use in connection with the exploitation of certain vaccine compositions (the “Option”). We and Sutro Biopharma agreed to negotiate the terms and conditions of a form definitive agreement to be entered into in the event we exercised the Option, which would include the terms and conditions set forth in an executed term sheet between us (the “Term Sheet”) and such terms that were necessary to give effect to each of the terms and conditions set forth in the Term Sheet (the “Form Definitive Agreement”). The Option period was five years from the date of the Option Agreement, subject to potential acceleration in the event we undergo a change of control.
As consideration for the Option and other rights and authorizations granted to us under the Option Agreement, we paid Sutro Biopharma upfront consideration of $22.5 million, consisting of (i) $10.0 million in cash and $7.5 million worth of shares of our common stock (the number of shares calculated based on the arithmetic average of the daily volume weighted average price of our common stock as traded on Nasdaq in the three consecutive trading days immediately prior to the issuance thereof), and (ii) $5.0 million payable within five business days after we and Sutro Biopharma mutually agree in writing upon the Form Definitive Agreement. The 167,780 shares of common stock issued was recorded at fair value of $8.0 million on the date of settlement, December 22, 2022. In the event that we elected to exercise the Option, we agreed to pay Sutro Biopharma an aggregate Option exercise price of $75.0 million in cash in two installments and, upon the occurrence of certain regulatory milestones, certain additional milestone payments totaling up to $60.0 million in cash.
On September 28, 2023, we and Sutro Biopharma mutually agreed in writing upon the Form Definitive Agreement to become effective in the event that we exercise the Option and, on October 2, 2023, we paid the $5.0 million accrued commitment.
On November 21, 2023 (the “Option Exercise Date”), we exercised the Option by submitting written notice thereof to Sutro Biopharma and concurrently paid Sutro Biopharma $50.0 million in cash as the first of two installment payments for the Option exercise price. Under the Option Agreement, we are obligated to pay Sutro Biopharma an additional $25.0 million in cash within six months of the Option Exercise Date as the second of two installment payments for the Option exercise, which amount has been accrued on our consolidated balance sheets as of March 31, 2024 and December 31, 2023. Upon the occurrence of certain regulatory milestones, we would be obligated to pay Sutro Biopharma certain additional milestone payments totaling up to $60.0 million in cash. In the event that we undergo a change of control, certain rights and payments may be accelerated. As of March 31, 2024 and December 31, 2023, we determined there is no current alternative future use of the acquired manufacturing rights from the Option Agreement. As a result, the amounts paid and accrued for were expensed as incurred.
Manufacturing Rights Agreement with Sutro Biopharma
Concurrent with the payment of the first installment of the Option exercise price pursuant to the Option Agreement, on November 21, 2023, the manufacturing rights agreement (in the form of the Form Definitive Agreement) between us and Sutro Biopharma (the “Manufacturing Rights Agreement”) became effective. Under the Manufacturing Rights Agreement, we received an exclusive (except as to Sutro Biopharma), perpetual (subject to termination), worldwide license, for no additional royalty (i.e., royalty-free, other than any royalties due under the Sutro Biopharma License Agreement), under Sutro Biopharma’s relevant patents and know-how, to manufacture or have manufactured extract and improvements to extract (in any form) solely for use in the research, development, use, production, sale, offering for sale, export, import, commercialization or other exploitation of Vaccine Compositions (as defined in the Sutro Biopharma License Agreement) as well as certain rights with respect to certain regulatory matters related to extract and its use in connection with such Vaccine Compositions. We have the right to extend our rights and obligations under the Manufacturing Rights Agreement to our affiliates and to sublicense our rights to manufacture extract and improvements to extract to certain third-party CMOs and other contractors (for our benefit and not for such third party’s independent commercial use). For clarity, we are not permitted to manufacture extract for sale to third parties for the independent use of such third parties.
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
The Manufacturing Rights Agreement contains certain terms with respect to the ownership, prosecution, maintenance and enforcement of certain intellectual property rights licensed or arising under the Manufacturing Rights Agreement, which are generally consistent with the Sutro Biopharma License Agreement.

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
Purchase Commitments
We enter into agreements in the normal course of business with CMOs and other vendors for manufacturing services and raw materials purchases. We rely on several third-party manufacturers for our manufacturing requirements. As of March 31, 2024, we had the following amounts of non-cancelable purchase commitments related to manufacturing services and raw materials purchased due to our key manufacturing partners. These amounts represent our minimum contractual obligations, including termination fees. If we terminate certain firm orders with key manufacturing partners, we will be required to pay for the manufacturing services scheduled or raw materials purchased under our arrangements. The actual amounts we pay in the future to our vendors under such agreements may differ from the purchase order amounts.

Years ending December 31,	(in thousands)
Remainder of 2024	$210,879
2025	57,834
2026	97
2027	393
Total non-cancelable purchase commitments due to our key manufacturing partners	$269,203
8. Stockholders' Equity
Preferred Stock
Our certificate of incorporation authorizes us to issue up to 10,000,000 shares of preferred stock with $0.001 par value per share. There were no shares of preferred stock issued or outstanding as of March 31, 2024 and December 31, 2023. Our board of directors (“Board”) are authorized to provide for the issuance of all or any of the shares of preferred stock in one or more series, and to fix, determine or alter the voting powers, designation, preferences and rights of the preferred shares, and the qualifications, limitations or restrictions of any wholly unissued shares, to establish from time to time the number of shares constituting any such series, and to increase or decrease the number of shares, if any. Holders of outstanding shares of preferred stock shall be entitled to receive dividends, when, and as declared by the Board in preference and priority to any declaration or payment of any distribution on common stock. The right to receive dividends on preferred shares of preferred stock shall not be cumulative and no right to dividends shall accrue to holders of preferred stock. No dividends have been paid or declared as of March 31, 2024 and December 31, 2023.
Common Stock
Our certificate of incorporation authorizes us to issue up to 500,000,000 shares of common stock with $0.001 par value per share, of which 108,755,731 and 95,364,831 shares were issued and outstanding as of March 31, 2024 and December 31, 2023, respectively. The holders of our common stock are also entitled to receive dividends whenever funds are legally available, when and if declared by our Board. As of March 31, 2024 and December 31, 2023, no dividends had been declared. Each share of common stock is entitled to one vote.
In July 2021, we entered into an Open Market Sales AgreementSM (the “Original ATM Sales Agreement”) with Jefferies LLC (“Jefferies”), which provided that, upon the terms and subject to the conditions and limitations set forth in the Original ATM Sales Agreement, we may elect to issue and sell, from time to time, shares of our common stock having an aggregate offering price of up to $150.0 million through Jefferies acting as our sales agent or principal. As of February 27, 2023, we had sold 4,995,709 shares of our common stock under the Original ATM Sales Agreement at an average price of $27.57 per share for aggregate gross proceeds of $137.8 million. On February 27, 2023, we and Jefferies entered into an amendment to the Original ATM Sales Agreement (as amended, the “Amended ATM Sales Agreement”) pursuant to which we may offer and sell shares of our common stock having an aggregate offering price of up to $400.0 million, which is in addition to the $150.0 million aggregate offering price under the Original ATM Sales Agreement. The material terms and conditions of the Original ATM Sales Agreement otherwise remain unchanged. We will pay Jefferies a commission of up to 3.0% of the gross sales proceeds of any common stock sold through Jefferies under the Amended ATM Sales Agreement; however, we are not obligated to make any sales of common stock. As of March 31, 2024, we have sold 1,588,807 shares of our common stock under the Amended ATM Sales Agreement at an average price of $44.06 per share for aggregate gross proceeds of $70.0 million ($68.6 million net of commissions and offering expenses).
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
Common stock reserved for future issuance under the 2020 Equity Incentive Plan (the “2020 Plan”) and the 2014 Equity Incentive Plan (the “2014 Plan”) was as follows, and excludes 29,638 shares issued outside of the 2014 Plan and 2020 Plan:

	March 31, 2024	December 31, 2023
Options issued and outstanding	10,097,695	9,314,836
Restricted stock units outstanding	1,204,939	753,462
Shares available for future stock option grants	7,733,651	6,065,150
Total	19,036,285	16,133,448
9. Pre-Funded Warrants
In connection with our underwritten public offering in April 2023, we issued pre-funded warrants to purchase 1,000,000 shares of our common stock at a price of $40.999 per underlying share. Each pre-funded warrant has an exercise price of $0.001 per share.
In connection with our underwritten public offering in February 2024, we issued pre-funded warrants to purchase 781,250 shares of our common stock at a price of $63.999 per underlying share. Each pre-funded warrant has an exercise price of $0.001 per share.
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
The pre-funded warrants will not expire until they are fully exercised. However, we may not effect the exercise of any pre-funded warrants, and a holder will not be entitled to exercise any portion of any pre-funded warrants that, upon giving effect to such exercise, would cause: (i) the aggregate number of shares of our common stock beneficially owned by such holder (together with affiliates) to exceed 4.99% or 9.99% of the number of shares of our common stock outstanding immediately after giving effect to the exercise, as applicable; or (ii) the combined voting power of our securities beneficially owned by such holder (together with its affiliates) to exceed 4.99% or 9.99% of the combined voting power of all of our securities outstanding immediately after giving effect to the exercise, as applicable, as such percentage ownership is determined in accordance with the terms of the pre-funded warrants. However, any holder of a pre-funded warrant may increase or decrease such percentage to any other percentage not in excess of 19.99% upon at least 61 days' prior notice for the holder to us. As of March 31, 2024, in aggregate, we have issued pre-funded warrants to purchase 8,031,250 shares of our common stock and no shares underlying the pre-funded warrants had been exercised.
10. Equity Incentive Plans
2020 and 2014 Equity Incentive Plans
In June 2020, our Board adopted, and our stockholders approved, the 2020 Plan, which became effective on June 11, 2020. Under the 2020 Plan, we may grant stock options, appreciation rights, restricted stock and restricted stock units (“RSUs”) to employees, consultants and directors. Stock options granted under the 2020 Plan may be either incentive stock options or nonqualified stock options. Incentive stock options may be granted only to our employees, including officers and directors who are also employees. Nonqualified stock options may be granted to our employees, officers, directors, consultants and advisors. The exercise price of stock options granted under the 2020 Plan must be at least equal to the fair market value of the common stock on the date of grant, except that an incentive stock option granted to an employee who owns more than 10% of the shares of our common stock shall have an exercise price of no less than 110% of the fair value per share on the grant date and expire five years from the date of grant. The maximum term of stock options granted under the 2020 Plan is 10 years, unless subject to the provisions regarding 10% stockholders. Our stock options granted to new employees generally vest over four years at a rate of 25% upon the first anniversary of the vesting commencement date and monthly thereafter. Our other stock options granted to employees generally vest on terms consistent with stock options granted to new employees or monthly over four years from the vesting commencement date. Our RSUs granted to new employees generally vest over four years at a rate of 25% upon one year from the grant date, then 12.5% every six months thereafter. Our other RSUs granted to employees generally vest over three and a half years at a rate of 25% upon six months from the grant date, then 12.5% every six months thereafter. A total of 10,150,000 shares of common stock were approved to be initially reserved for issuance under the 2020 Plan. The number of shares that remained available for issuance under the 2014 Plan as of the effective date of the 2020 Plan and shares subject to outstanding awards under the 2014 Plan as of the effective date of the 2020 Plan that are subsequently canceled, forfeited or repurchased by us will be added to the shares reserved under the 2020 Plan. In addition, the number of shares of common stock available for issuance under the 2020 Plan will be automatically increased on the first day of each calendar year during the ten-year term of the 2020 Plan, beginning with January 1, 2021 and ending with January 1, 2030, by an amount equal to 5% of the outstanding number of shares of our common stock on December 31 of the preceding calendar year or such lesser amount as determined by our Board. Effective January 1, 2024, the number of shares of common stock available under the 2020 Plan increased by 4,768,241 shares pursuant to the evergreen provision. As of March 31, 2024, an aggregate of 7,733,695 shares of common stock were available for issuance under the 2020 Plan.
Our 2014 Plan permitted the granting of incentive stock options, non-statutory stock options, restricted stock and other stock-based awards. Subsequent to the adoption of the 2020 Plan, no additional equity awards can be made under the 2014 Plan. As of March 31, 2024, 1,775,740 shares and 9,526,850 shares of common stock were subject to outstanding options and RSUs under the 2014 Plan and 2020 Plan, respectively.
The terms of the 2014 Plan permit the exercise of options granted prior to vesting, subject to required approvals. The unvested shares are subject to our lapsing repurchase right upon termination of employment at the original purchase price. Shares purchased by employees pursuant to the early exercise of stock options are not deemed, for accounting purposes, to be issued until those shares vest according to their respective vesting schedules. Cash received for early exercised stock options is recorded as other liabilities on the condensed consolidated balance sheet and is reclassified to common stock and additional paid-in capital as such shares vest.

Stock Options and Restricted Stock Units Activity
Stock options and RSUs activity under our 2020 Plan and 2014 Plan, which excludes options to purchase 29,638 shares granted outside of the 2020 Plan and 2014 Plan, was as follows:

			Options Outstanding
Stock Options and Restricted Stock Units Activity	Options and Restricted Stock Units Available for Grant		Number of Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balances — December 31, 2023	6,065,150		9,314,836	$25.35	7.75	$348,868
Additional shares authorized	4,768,241
Plan shares expired	(1,176,888)
Options granted	(1,418,472)		1,418,472	$72.85
Options exercised	6,464	(1)	(630,679)	$8.74
Options forfeited	4,978		(4,978)	$46.02
Restricted stock units granted	(565,682)
Restricted stock units withheld	46,279
Restricted stock units forfeited	3,625
Balances — March 31, 2024	7,733,695		10,097,651	$33.05	7.98	$363,125
Vested and expected to vest — March 31, 2024			10,097,651	$33.05	7.98	$363,125
Exercisable at March 31, 2024			4,584,552	$19.11	6.92	$225,684
_______________________________________________
(1) Shares returned due to net exercises.
During the three months ended March 31, 2024 and 2023, options to purchase 631,287 and 100,964 shares, respectively, were exercised for cash at a weighted-average price per share of $72.85 and $5.40, respectively. The weighted-average grant date fair value of options granted for the three months ended March 31, 2024 and 2023 was $47.28 and $27.18, respectively. The intrinsic value of the stock options exercised was $38.1 million and $3.8 million for the three months ended March 31, 2024 and 2023, respectively.
In March 2022, our Board authorized the issuance of RSUs under our 2020 Plan and adopted a form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement (the “RSU Agreement”), which is intended to serve as a standard form agreement for RSU grants issued to employees. RSU activity for the three months ended March 31, 2024 was as follows:

	Shares	Weighted- Average Grant-Date Fair Value
Unvested at December 31, 2023	753,462	$38.93
Granted	565,682	73.42
Vested and released	(110,580)	36.41
Cancelled	(3,625)	52.26
Unvested at March 31, 2024	1,204,939	$55.31
The weighted-average grant date fair value of RSUs granted during the three months ended March 31, 2024 and 2023 was $73.42 and $41.59, respectively. The aggregate fair value of unvested RSUs is calculated using the closing price of our common stock on the grant date. As of March 31, 2024 and 2023, the unrecognized stock-based compensation cost of unvested RSUs was $62.6 million and $24.4 million, respectively, which is expected to be recognized over a weighted-average period of 2.97 years and 3.10 years, respectively.

2020 Employee Stock Purchase Plan
In June 2020, our Board adopted, and our stockholders approved, the 2020 Employee Stock Purchase Plan (the “2020 ESPP”), which became effective on June 11, 2020. The 2020 ESPP permits participants to purchase common stock through payroll deductions of up to 15% of their eligible compensation. Employees enrolled in the 2020 ESPP purchase shares of common stock at a price per share equal to 85% of the lower of the fair market value at the start or end of the six-month purchase periods within a two-year offering period. A total of 650,000 shares of common stock were approved to be initially reserved for issuance under the 2020 ESPP. In addition, the number of shares of common stock available for issuance under the 2020 ESPP will be automatically increased on the first day of each calendar year during the ten-year term of the 2020 Plan, beginning with January 1, 2021 and ending with January 1, 2030, by an amount of 1% of the outstanding number of shares of our common stock on December 31 of the preceding calendar year or such lesser amount as determined by our Board. As of March 31, 2024, there were 2,257,745 shares available under the 2020 ESPP, which reflects increases of 794,706 and nil (as determined by our Board), on January 1, 2023 and 2024, respectively.
Stock-based Compensation
We estimated the fair value of employee stock options using the Black-Scholes option-pricing model for the three months ended March 31, 2024 and 2023 using the following weighted-average assumptions:

	Three Months Ended March 31,
	2024	2023
Fair Value Assumptions
Expected volatility	73.2% - 73.5%	73.6% - 74.0%
Expected dividend yield	0%	0%
Expected term (in years)	5.4	5.3 - 5.4
Risk-free interest rate	4.0% - 4.3%	3.7% - 4.3%
We estimated the fair value of shares under the 2020 ESPP using the Black-Scholes option-pricing model for the three months ended March 31, 2024 and 2023 using the following weighted-average assumptions:

	Three Months Ended March 31,
	2024	2023
Fair Value Assumptions
Expected volatility	38.1% - 62.7%	86.4% - 99.7%
Expected dividend yield	0%	0%
Expected term (in years)	0.5 - 2.0	0.5- 2.0
Risk-free interest rate	4.9% - 5.4%	4.5% - 4.7%
We recorded total stock-based compensation expense for the three months ended March 31, 2024 and 2023 related to the 2014 Plan, the 2020 Plan and the 2020 ESPP in the condensed consolidated statements of operations and allocated the amounts as follows:

	Three Months Ended March 31,
	2024	2023

	(in thousands)
Research and development	$8,818	$4,527
General and administrative	8,811	5,121
Total	$17,629	$9,648

11. Retirement Plan
We sponsor a qualified 401(k) Plan (the “401(k) Plan”). The 401(k) Plan is a defined contribution plan covering eligible employees. Participants may contribute a portion of their annual compensation limited to a maximum annual amount set by the Internal Revenue Code. The 401(k) Plan is a safe-harbor plan whereby we make mandatory employer-matching contributions to plan participants’ accounts through payroll. For the three months ended March 31, 2024 and 2023, we contributed $0.7 million and $0.4 million, respectively, to the 401(k) Plan.
12. Funding Arrangement
Our vaccine development program for VAX-A1, a novel conjugate vaccine candidate designed to prevent disease caused by Group A Streptococcus, currently is funded in part by a grant obtained from Combating Antibiotic Resistant Bacteria Biopharmaceutical Accelerator (“CARB-X”), a global non-profit partnership dedicated to accelerating antibacterial innovation to tackle the rising global threat of drug-resistant bacteria. The CARB-X grant provides for total potential funding of up to $14.6 million (including $11.7 million awarded to date since the grant’s inception in 2019) upon the achievement of VAX-A1 development milestones through June 2024.
Our vaccine development program for VAX-GI, a novel preclinical vaccine candidate being developed as a preventative treatment for dysentery and shigellosis, which is caused by Shigella bacteria, is currently funded in part by two grants obtained from the National Institutes of Health (“NIH”) administered by the University of Maryland, Baltimore. Our first grant from the NIH was awarded in April 2021 and provides for potential funding up to five years totaling approximately $0.5 million. In June 2023, we received another grant from the NIH that provides for potential funding up to five years totaling approximately $4.6 million.
Income from grants is recognized in the period during which the related specified expenses are incurred, provided that the conditions under which the grants were provided have been met. We recognized nil and $0.7 million of grant income and recorded the amounts in Other income (expense), net in the condensed consolidated statement of operations during the three months ended March 31, 2024 and 2023, respectively. A grant receivable of $0.1 million and nil representing unreimbursed, eligible costs incurred under the agreements were recorded and included in Prepaid expenses and other current assets in the condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023, respectively.
13. Net Loss Per Share
The following table sets forth the computation of basic and diluted net loss per share and excludes shares which are outstanding, but subject to repurchase by us:

	Three Months Ended March 31,
	2024	2023
Net loss (in thousands)	$(95,020)	$(60,462)
Weighted-average shares outstanding used in computing net loss per share, basic and diluted(1)	111,690,951	86,206,817
Net loss per share, basic and diluted	$(0.85)	$(0.70)
__________________________________________
(1) Includes shares of common stock into which pre-funded warrants may be exercised as of March 31, 2024. See Note 9, “Pre-Funded Warrants.”
The following potentially dilutive securities outstanding as of the periods presented below were excluded from the computation of diluted net loss per share for the three months ended March 31, 2024 and 2023 because including them would have been anti-dilutive:

	March 31,
	2024	2023
Stock options	11,302,590	9,183,744
Restricted stock units	1,204,939	773,660
Employee stock purchase plan shares	104,775	117,203
Total	12,612,304	10,074,607

14. Income Taxes
In determining quarterly provisions for income taxes, we use the annual estimated effective tax rate applied to the actual year-to-date profit or loss, adjusted for discrete items arising in that period. Our annual estimated effective tax rate differs from the U.S. federal statutory rate primarily as a result of state taxes and changes in our valuation allowance against our deferred tax assets. For all periods presented, we have incurred net pre-tax losses in the United States. During the three months ended March 31, 2024, there were no material changes to our unrecognized tax benefits, and we do not expect to have any significant changes to unrecognized tax benefits through the end of the fiscal year. For the three months ended March 31, 2024, we reported zero tax provision. We do not have any tax audits or other issues pending.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and notes thereto for the year ended December 31, 2023 filed with the Securities and Exchange Commission (“SEC”) on February 27, 2024. This discussion and analysis contains forward-looking statements based upon our current beliefs, plans and expectations that involve risks, uncertainties and assumptions, such as statements regarding our plans, objectives, expectations, intentions and beliefs. Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. You should carefully read the “Risk Factors” section of this Quarterly Report on Form 10-Q to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements. Please also see the section titled “Special Note Regarding Forward-Looking Statements.”
Overview
We are a clinical-stage vaccine innovation company engineering high-fidelity vaccines designed to protect humankind from the consequences of bacterial diseases. We are developing broad-spectrum conjugate and novel protein vaccines to prevent or treat bacterial infectious diseases. We are re-engineering the way highly complex vaccines are made through modern synthetic techniques, including advanced chemistry and the XpressCFTM cell-free protein synthesis platform, exclusively licensed from Sutro Biopharma, Inc. (“Sutro Biopharma”). Unlike conventional cell-based approaches, our system for producing difficult-to-make proteins and antigens is intended to accelerate our ability to efficiently create and deliver high-fidelity vaccines with enhanced immunological benefits.
Our pipeline includes:
•Pneumococcal conjugate vaccine (“PCV”) candidates that we believe are among the most broad-spectrum PCV candidates currently in development, targeting the approximately $8 billion global pneumococcal vaccine market. Pneumococcal disease is an infection caused by Streptococcus pneumoniae (“pneumococcus”) bacteria. It can result in invasive pneumococcal disease (“IPD”), including meningitis and bacteremia, and non-IPD, including pneumonia, otitis media and sinusitis. Our broad-spectrum, carrier-sparing PCV candidates, VAX-24 and VAX-31, are designed to improve upon the standard-of-care PCVs for both children and adults by covering the serotypes that are responsible for a significant portion of IPD in circulation and are associated with high case-fatality rates, antibiotic resistance and meningitis, while maintaining coverage of previously circulating strains that are currently contained through continued vaccination practice.
◦Our lead vaccine candidate, VAX-24, is a 24-valent, broad-spectrum, carrier-sparing investigational PCV being developed for the prevention of IPD.
▪VAX-24 Adult Indication:
•In October 2022, we announced positive topline results from both the Phase 1 and Phase 2 portions of a clinical proof-of-concept study evaluating the safety, tolerability and immunogenicity of VAX-24 in 835 healthy adults aged 18-64. The Phase 1 portion of the study evaluated the safety and tolerability of a single injection of VAX-24 at three dose levels, 1.1mcg, 2.2mcg and 2.2mcg/4.4mcg, and compared to Prevnar 20® (“PCV20”), in 64 healthy adults aged 18-49. The Phase 2 portion evaluated the safety, tolerability and immunogenicity of a single injection of VAX-24 at the same three dose levels and compared to a single injection of PCV20, in 771 healthy adults aged 50-64. In this study, VAX-24 met the primary safety and tolerability objectives, demonstrating a safety profile similar to PCV20, for all doses studied. In the study, VAX-24 met or exceeded the established regulatory immunogenicity standards for all 24 serotypes at the conventional 2.2mcg dose, which is the dose selected for a potential Phase 3 program. At this dose, VAX-24 met the standard opsonophagocytic activity (“OPA”) response non-inferiority criteria for all 20 serotypes common with PCV20, of which 16 achieved higher immune responses. Additionally, at all three doses, VAX-24 met the standard superiority criteria for all four serotypes unique to VAX-24. VAX-24 has the potential to cover an additional 14-26 percent of strains causing IPD in adults over the current standard-of-care PCVs.

•In April 2023, we announced positive results from a Phase 2 study of VAX-24 in adults aged 65 and older, as well as data from the full six-month safety assessment and prespecified pooled immunogenicity analyses from both the Phase 2 study in adults aged 65 and older and the prior Phase 1/2 study in adults aged 18-64. The Phase 2 study in adults aged 65 and older evaluated the safety, tolerability and immunogenicity of a single injection of VAX-24 at three dose levels, 1.1mcg, 2.2mcg and 2.2mcg/4.4mcg, and compared to a single injection of PCV20, in 207 healthy adults aged 65 and older. In this Phase 2 study, VAX-24 demonstrated robust OPA immune responses across all 24 serotypes at all doses studied, confirming the prior Phase 2 adult study results. The VAX-24 2.2mcg dose, which is the dose selected for a potential Phase 3 program, showed an overall improvement in immune responses compared to PCV20 relative to the results from the prior Phase 2 study in adults aged 50-64. The six-month safety data from both adult studies showed safety and tolerability results for VAX-24 similar to PCV20 at all doses studied. Additionally, the prespecified pooled immunogenicity analyses of data from both adult Phase 2 studies showed the VAX-24 2.2mcg dose met the OPA non-inferiority criteria for all 20 serotypes common with PCV20 and the superiority criteria for the four additional serotypes unique to VAX-24.
•The U.S. Food and Drug Administration (“FDA”) has granted Fast Track designation and Breakthrough Therapy designation for VAX-24 in adults.
•In October 2023, we completed a successful End-of-Phase 2 meeting with the FDA. The meeting focused on the VAX-24 adult Phase 3 clinical program, including the design of the pivotal, non-inferiority study and other Phase 3 studies needed to support a Biologics License Application (“BLA”) submission. Based on the End-of-Phase 2 meeting, we believe there is agreement with the FDA on the clinical design of a potential adult Phase 3 program, including the approximate overall number of subjects, the primary and secondary endpoints for the pivotal, non-inferiority study as well as confirmation that the planned immunogenicity analyses are sufficient to support licensure and a separate efficacy study is therefore not required.
•In January 2024, we announced that we received encouraging input from ongoing discussions with the FDA about the VAX-24 adult program to further inform our chemistry, manufacturing and controls (“CMC”) licensure requirements and that we expect to seek additional CMC-focused input from the FDA as we prepare for and potentially conduct our VAX-24 adult Phase 3 program. Following the topline data from the VAX-31 adult Phase 1/2 study, which is expected in the third quarter of 2024, we expect to determine whether to advance VAX-24 or VAX-31 to an adult Phase 3 program. If we move forward with the VAX-24 adult Phase 3 program, we expect to initiate the pivotal, non-inferiority study in adults aged 50 and older in the second half of 2024 and announce topline safety, tolerability and immunogenicity data from this study in the second half of 2025. We would expect to initiate the remaining Phase 3 studies, which are shorter in duration than the non-inferiority study, for VAX-24 in the adult population in 2025 and 2026. If we move forward with the VAX-31 adult Phase 3 program, we expect to initiate the full complement of potential Phase 3 studies in 2025 and 2026. Subject to the results of the adult Phase 3 studies, we would expect to submit a BLA for VAX-24 or VAX-31 shortly following the completion of the last Phase 3 study.
▪VAX-24 Pediatric Indication:
•In March 2023, we announced that the first participants were dosed in the first stage of a Phase 2 study of VAX-24 in healthy infants. The Phase 2 infant study is being conducted in two stages and compares VAX-24 to the broadest-spectrum standard-of-care PCVs currently available. Stage 1 of the study evaluated the safety and tolerability of a single injection of VAX-24 at three dose levels, 1.1mcg, 2.2mcg and 2.2mcg/4.4mcg, and compared to VAXNEUVANCETM (“PCV15”), the broadest-spectrum standard-of-care PCV at that time, in 48 infants in a dose-escalation approach.

•In July 2023, we announced that the ongoing Phase 2 study of VAX-24 in healthy infants had advanced to the second and final stage of the study in which we continue to enroll participants. The independent Data Safety Monitoring Board approved advancing to the second stage of the study following the review of the safety and tolerability results from the first stage. Additionally, in agreement with the FDA, we amended the study protocol for Stage 2 of the study, changing the study comparator to PCV20, which became the broadest-spectrum PCV recommended by the Advisory Committee on Immunization Practices (“ACIP”) in June 2023. This Phase 2 study is evaluating the safety, tolerability and immunogenicity of VAX-24 in healthy infants at the same three dose levels, 1.1mcg, 2.2mcg and 2.2mcg/4.4mcg, that were evaluated in Stage 1.
•In March 2024, we announced the completion of enrollment in the Phase 2 clinical study evaluating VAX-24 for the prevention of IPD in healthy infants. We expect to announce topline safety, tolerability and immunogenicity data from the Phase 2 primary three-dose immunization series by the end of the first quarter of 2025, followed by topline data from the booster dose by the end of 2025.
◦Our second PCV candidate, VAX-31, is the broadest-spectrum PCV to enter the clinic. VAX-31 builds on what has been established with VAX-24 and is designed to expand the breadth of coverage to 31 strains, inclusive of the 24 strains in VAX-24, without compromising immunogenicity due to carrier suppression, and to cover approximately 95% of IPD circulating in the U.S. adult population.
•In October 2023, we announced the FDA clearance of the investigational new drug (“IND”) application for VAX-31 for the prevention of IPD in adults. In November 2023, we announced that the first participants were dosed in a Phase 1/2 clinical study for VAX-31 in adults. The VAX-31 Phase 1/2 clinical study is a randomized, observer-blind, active-controlled, dose-finding clinical study designed to evaluate the safety, tolerability and immunogenicity of VAX-31 at three dose levels (low, middle and high) and compared to PCV20 in 1,015 healthy adults aged 50 and older. The Phase 1 portion of the study evaluated the safety and tolerability of a single injection of VAX-31 at three dose levels and compared to PCV20, in 64 healthy adults 50 to 64 years of age. An independent Data Monitoring Committee conducted an assessment of the Phase 1 safety and tolerability results and recommended that the study proceed as planned to Phase 2. Phase 1 participants will also be evaluated for immunogenicity, and the Phase 1 safety, tolerability and immunogenicity data will be pooled with the participants in the Phase 2 portion of the study. The Phase 2 portion of the study will evaluate the safety, tolerability and immunogenicity of a single injection of VAX-31 at the same three dose levels and compared to PCV20, in 951 healthy adults 50 years of age and older. Participants were randomized equally in four separate arms and, 30 days after dosing, serology samples will be collected to assess immunogenicity. The immunogenicity objectives of the study include an assessment of the induction of antibody responses, using OPA and immunoglobulin G (“IgG”), at each of the three VAX-31 doses and compared to PCV20, for the 20 serotypes in common, as well as for the additional 11 serotypes contained in VAX-31, but not in PCV20. Participants in the study are being evaluated for safety through six months after vaccination. The study is being conducted at approximately 25 sites in the United States.
•In January 2024, we announced the completion of enrollment in the Phase 1/2 clinical study evaluating VAX-31 in healthy adults aged 50 and older. We expect to announce topline safety, tolerability and immunogenicity data from the Phase 1/2 study in the third quarter of 2024, following which we expect to determine whether to advance VAX-24 or VAX-31 to an adult Phase 3 program as discussed above.
•VAX-A1, a novel conjugate vaccine candidate designed to prevent disease caused by Group A Streptococcus (“Group A Strep”). Group A Strep is pervasive globally and causes an estimated 800 million cases of illness annually, including pharyngitis, or strep throat, and certain severe invasive infections and sequelae. There is currently no vaccine against Group A Strep, which is one of the leading infectious disease-related causes of death and disability worldwide and a significant contributor to the prescription of antibiotics in the very young. We believe we have demonstrated preclinical proof of concept for VAX-A1, the data for which were published in December 2020. We nominated the final vaccine candidate for VAX-A1 in the first quarter of 2021 and initiated

IND-enabling activities in the second half of 2021. We continue to advance the development of VAX-A1 and we intend to provide further information about the anticipated timing of an IND application as the program progresses.
•VAX-PG, a novel protein vaccine candidate targeting the keystone pathogen responsible for periodontitis, a chronic oral inflammatory disease affecting an estimated 65 million adults in the United States. We believe we have generally demonstrated preclinical proof of concept for a periodontitis protein vaccine, the data for which was published in February 2019. We nominated a final vaccine candidate for VAX-PG in 2022 and are conducting large-animal confirmatory studies prior to advancing the program to potential IND-enabling activities. Our initial goal is to develop a therapeutic vaccine to slow or stop disease progression; however, the results from clinical trials may inform the potential adoption of prophylactic immunization.
•VAX-GI, a novel preclinical vaccine candidate being developed as a preventative treatment for dysentery and shigellosis, which is caused by Shigella bacteria. Shigella, a bacterial illness that affects an estimated 188 million people worldwide each year and results in approximately 164,000 deaths annually, mostly among children under five years of age in low- and middle-income settings. The central antigen in VAX-GI is IpaB, a well-appreciated antigen that other developers have been unable to produce in an amount sufficient to enable a commercial product. With our cell-free technology, we believe we can produce this antigen at substantially improved yields, allowing for commercial-scale production. VAX-GI is being developed in collaboration with the University of Maryland, Baltimore as well as with partial funding from two research grants awarded by the National Institutes of Health (“NIH”).
•Other discovery-stage programs that leverage our cell-free protein synthesis platform, which, if proven successful in preclinical studies, could also be advanced into IND-enabling activities and clinical studies.
Since January 1, 2024, key developments affecting our business include the following:
PCV Franchise Adult Indication
•Completed Enrollment of Phase 1/2 Study Evaluating VAX-31 for the Prevention of IPD in Adults Aged 50 and Older: In January 2024, we announced the completion of enrollment in the Phase 1/2 clinical study evaluating VAX-31 in healthy adults aged 50 and older. This is a randomized, observer-blind, active-controlled, dose-finding study designed to evaluate the safety, tolerability and immunogenicity of VAX-31 at three dose levels (low, middle and high) compared to PCV20 in 1,015 healthy adults aged 50 and older. VAX-31, the broadest-spectrum PCV in the clinic, has the potential to address a significant public health need by covering approximately 95% of IPD circulating in the U.S. adult population while maintaining coverage of previously circulating strains that are currently contained via ongoing vaccination.
PCV Franchise Infant Indication
•Completed Enrollment of Phase 2 Study Evaluating VAX-24 for the Prevention of IPD in Infants: In March 2024, we announced the completion of enrollment in the Phase 2 clinical study evaluating VAX-24 in healthy infants. The Phase 2 clinical study, which enrolled 802 healthy infants, is a randomized, observer-blind, dose-finding two-stage clinical study evaluating the safety, tolerability and immunogenicity of VAX-24 in healthy infants. The Stage 1 portion of the study evaluated the safety and tolerability of a single injection of VAX-24 at three dose levels (low dose/1.1mcg, middle dose/2.2mcg, mixed dose/2.2mcg or 4.4mcg) and compared to PCV15, which was the broadest-spectrum PCV at the time of study initiation, in 48 infants. The Stage 2 portion, which commenced in July 2023, is evaluating the safety, tolerability and immunogenicity of VAX-24 for the prevention of IPD at the same three dose levels and compared to PCV20, currently the broadest-spectrum PCV recommended by the ACIP. Participants who received VAX-24 in Stage 1 will continue the standard dosing regimen as part of Stage 2 and will be included in the safety, tolerability and immunogenicity analysis of the study.
Equity Financings
•Completed Successful $862.5 Million Follow-On Financing: In February 2024, we completed an underwritten public offering of 12,695,312 shares of our common stock, which included the full exercise of the underwriters’ option to purchase an additional 1,757,812 shares, at a public offering price of $64.00 per share and pre-funded warrants to purchase 781,250 shares of our common stock at a public offering price of $63.999 per underlying share. The aggregate gross proceeds to us from the offering were $862.5 million, before deducting underwriting discounts and commissions and other estimated offering expenses payable by us, and excluding the exercise of any pre-funded warrants.
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
We have incurred net losses in each year since inception and expect to continue to incur net losses in the foreseeable future. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending in large part on the timing of our preclinical studies, clinical trials and manufacturing activities, and our expenditures on other research and development activities. Our net loss was $95.0 million for the three months ended March 31, 2024. As of March 31, 2024, we had an accumulated deficit of $1,019.4 million and cash, cash equivalents and investments of $1,899.8 million, which we believe will be sufficient to fund our operating expenses and capital expenditure requirements through at least 12 months from the filing date of this Quarterly Report on Form 10-Q.
We do not expect to generate any revenue from commercial product sales unless and until we successfully complete development and obtain regulatory approval for one or more of our vaccine candidates, which we expect will take a number of years. We expect our expenses and capital expenditures will increase substantially in connection with our ongoing activities, as we:
•advance our vaccine candidates through preclinical studies and clinical trials;
•progress in the scale-up of our manufacturing capabilities, in particular to prepare for our adult Phase 3 program for VAX-24 or VAX-31, as well as the potential commercial launches of VAX-24 and/or VAX-31;
•incur additional costs that may be required for secondary supply sources;
•require the manufacture of supplies for our clinical trials, in particular our clinical trials for our PCV candidates, VAX-24 and VAX-31;
•pursue regulatory approval of our vaccine candidates;
•establish additional manufacturing capacity to meet potential incremental supply requirements following the potential initial commercial launch of VAX-24 or VAX-31 in adults;
•hire additional personnel;
•acquire, discover, validate and develop additional vaccine candidates; and
•obtain, maintain, expand and protect our intellectual property portfolio.
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

Certain Significant Relationships
Lonza
Development and Manufacturing Services Agreements
In April 2022, we entered into a non-exclusive development and manufacturing services agreement with Lonza effective as of March 22, 2022, which was subsequently amended on May 12, 2022, November 21, 2022 and October 31, 2023 (as amended, the “2022 Lonza DMSA”). Pursuant to the 2022 Lonza DMSA, Lonza is obligated to perform services, including manufacturing process development and clinical manufacture and supply of our proprietary PCV candidates. Subject to the terms and conditions set forth in the 2022 Lonza DMSA, Lonza has granted to us a non-exclusive, worldwide, fully paid-up, irrevocable, transferable license, including the right to grant sublicenses, under the New General Application Intellectual Property, to research, develop, make, have made, use, sell and import the Product. Unless earlier terminated, the 2022 Lonza DMSA shall remain in place for a period of five years. Either party may terminate the 2022 Lonza DMSA for any reason on prior written notice to the other party, provided that Lonza may not exercise such right until a specified future date. In addition, either party may terminate the 2022 Lonza DMSA (i) within a given time period upon any material breach that is left uncured by the other party, or (ii) immediately if the other party becomes insolvent. We may also terminate the 2022 Lonza DMSA upon an extended force majeure event. Upon expiration and/or termination of the 2022 Lonza DMSA and/or any purchase order, we will pay Lonza for all service rendered, all costs incurred, all unreimbursed capital equipment and any cancellation fees (each term as defined in the 2022 Lonza DMSA).
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
Under each of the 2022 Lonza DMSA and 2023 Lonza DMSA (collectively, the “Lonza Agreements”), we pay Lonza agreed-upon fees for their performance of development and manufacturing services and pass-through expenses incurred by Lonza for raw materials, as well as customary procurement and handling fees. Under each Lonza Agreement, we own all rights, title and interest in and to any and all New Customer Intellectual Property (as defined in each Lonza Agreement), and Lonza owns all rights, title and interest in New General Application Intellectual Property (as defined in each Lonza Agreement).
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
Unless earlier terminated, the Commercial Manufacturing and Supply Agreement will remain in effect until December 31, 2038, subject to automatic renewal for up to three additional renewal periods of five years each, unless Vaxcyte GmbH elects not to renew (with 24 months advanced notice to Lonza). Vaxcyte GmbH is permitted to terminate the Commercial Manufacturing and Supply Agreement for convenience or for Lonza’s uncured material breach, in each case subject to certain notice obligations. Lonza is permitted to terminate the Commercial Manufacturing and Supply Agreement in the event that Vaxcyte GmbH commits certain specified material breaches, including uncured failure to pay material and undisputed amounts of money due to Lonza, subject to certain notice obligations. Either party may terminate the Commercial Manufacturing and Supply Agreement in certain circumstances in the event of the other party’s bankruptcy. In the event that Vaxcyte GmbH terminates the agreement for convenience, or Lonza terminates the agreement in the event that Vaxcyte GmbH commits certain specified material breaches, then certain termination consequences may be triggered, including that (i) Vaxcyte GmbH would forfeit any outstanding entitlement to credit from Lonza of the Repurposing Fee (as defined below), and (ii) Vaxcyte GmbH would be obligated to pay Lonza a termination penalty equal to the greater of (a) CHF 70,000,000, or (b) a prespecified number of months’ FTE fees for the actual FTEs assigned to Vaxcyte GmbH as of the date of termination. Within 30 days of the Effective Date, Vaxcyte GmbH paid Lonza a repurposing fee (the “Repurposing Fee”) of CHF 27,000,000 that will be credited back to Vaxcyte GmbH over a 10-year period starting upon commencement of commercial production. In the event of a termination under certain circumstances, Lonza shall be obligated to provide certain wind-down and transition services to Vaxcyte GmbH for up to 12 and 24 months, respectively.
For additional details regarding our relationship with Lonza, see Note 4, “Commercial Manufacturing and Supply Agreement” and Note 7, “Commitments and Contingencies” to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Sutro Biopharma
Sutro Biopharma is a clinical stage, publicly traded drug discovery, development and manufacturing company using precise protein engineering and rational design (enabled by Sutro Biopharma’s proprietary XpressCFTM platform technology) to advance next-generation oncology therapeutics. Following our corporate formation, we acquired an exclusive license to Sutro Biopharma’s proprietary cell-free protein synthesis platform, XpressCFTM, for the discovery, development and sale of vaccines for the treatment or prevention of infectious diseases, excluding cancer vaccines. Under a related supply agreement with Sutro Biopharma, we have an exclusive relationship in our field to buy extract and certain custom reagents for use in manufacturing the vaccine compositions covered by the exclusive license, which we use to produce our protein carriers and certain of our antigens. Under a separate agreement with Sutro Biopharma, we enhanced our rights with respect to access to a second supplier of extract and acquired an option to access expanded rights to develop and manufacture extract, among other rights. In November 2023, we exercised this option and entered in a manufacturing rights agreement to obtain control over manufacturing and development of cell-free extract for our vaccine candidates.
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
Supply Agreement with Sutro Biopharma
In May 2018, we entered into a supply agreement with Sutro Biopharma, which was subsequently amended on February 22, 2021 and November 21, 2023 (as amended, the “Sutro Biopharma Supply Agreement”) pursuant to which we purchase from Sutro Biopharma extract and custom reagents for use in manufacturing non-clinical and certain clinical supply of vaccine compositions utilizing the technology licensed under the Sutro Biopharma License at prices not to exceed a specified percentage above Sutro Biopharma’s fully burdened manufacturing cost. If any extracts or custom reagents do not meet the specifications and warranties provided, then we will not have an obligation to pay for the non-conforming product, and Sutro Biopharma will be obligated to replace the non-conforming product within the shortest possible time with conforming product at our cost. The term of the Sutro Biopharma Supply Agreement is from execution until the later of (i) July 31, 2022, or (ii) the date that we and Sutro Biopharma enter into the Phase 3/Commercial Supply Agreement and Sutro Biopharma is supplying to us each Product under the Phase 3/Commercial Supply Agreement (each term as defined in the Sutro Biopharma Supply Agreement). The Sutro Biopharma Supply Agreement may be terminated by either party for the other party’s material breach uncured within 60 days’ notice, by us at will with 60 days’ notice, or by mutual agreement of the parties. In December 2019, we exercised our right to require Sutro Biopharma to establish a second supplier for extract and custom reagents to support our anticipated clinical and commercial needs.
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
As consideration for the Option and other rights and authorizations granted to us under the Option Agreement, we paid Sutro Biopharma upfront consideration of $22.5 million, consisting of (i) $10.0 million in cash and $7.5 million worth of shares of our common stock (the number of shares calculated based on the arithmetic average of the daily volume weighted average price of our common stock as traded on Nasdaq in the three consecutive trading days immediately prior to the issuance thereof), and (ii) $5.0 million payable within five business days after we and Sutro Biopharma mutually agree in writing upon the Form Definitive Agreement. The 167,780 shares of common stock issued was recorded at fair value of $8.0 million on the date of settlement, December 22, 2022. In the event that we elected to exercise the Option, we agreed to pay Sutro Biopharma an aggregate Option exercise price of $75.0 million in cash in two installments and, upon the occurrence of certain regulatory milestones, certain additional milestone payments totaling up to $60.0 million in cash.
On September 28, 2023, we and Sutro Biopharma mutually agreed in writing upon the Form Definitive Agreement to become effective in the event that we exercise the Option, and on October 2, 2023, we paid the $5.0 million accrued commitment.
On November 21, 2023 (the “Option Exercise Date”), we exercised the Option by submitting written notice thereof to Sutro Biopharma and concurrently paid Sutro Biopharma $50.0 million in cash as the first of two installment payments for the Option exercise price. Under the Option Agreement, we are obligated to pay Sutro Biopharma an additional $25.0 million in cash within six months of the Option Exercise Date as the second of two installment payments for the Option exercise price. Upon the occurrence of certain regulatory milestones, we would be obligated to pay Sutro Biopharma certain additional milestone payments totaling up to $60.0 million in cash. In the event that we undergo a change of control, certain rights and payments may be accelerated.
Manufacturing Rights Agreement with Sutro Biopharma
Concurrent with the payment of the first installment of the Option exercise price pursuant to the Option Agreement, on November 21, 2023, the manufacturing rights agreement (in the form of the Form Definitive Agreement) between us and Sutro Biopharma (the “Manufacturing Rights Agreement”) became effective. Under the Manufacturing Rights Agreement, we received an exclusive (except as to Sutro Biopharma), perpetual (subject to termination), worldwide license, for no additional royalty (i.e., royalty-free, other than any royalties due under the Sutro Biopharma License Agreement), under Sutro Biopharma’s relevant patents and know-how, to manufacture or have manufactured extract and improvements to extract (in any form) solely for use in the research, development, use, production, sale, offering for sale, export, import, commercialization or other exploitation of Vaccine Compositions (as defined in the Sutro Biopharma License Agreement) as well as certain rights with respect to certain regulatory matters related to extract and its use in connection with such Vaccine Compositions. We have the right to extend our rights and obligations under the Manufacturing Rights Agreement to our affiliates and to sublicense our rights to manufacture extract and improvements to extract to certain third-party CMOs and other contractors (for our benefit and not for such third party’s independent commercial use). For clarity, we are not permitted to manufacture extract for sale to third parties for the independent use of such third parties. Under the Manufacturing Rights Agreement, we have the obligation to protect the confidentiality of the extract manufacturing technology, and Sutro Biopharma has certain audit rights in connection therewith.
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
The Manufacturing Rights Agreement contains certain terms with respect to the ownership, prosecution, maintenance and enforcement of certain intellectual property rights licensed or arising under the Manufacturing Rights Agreement, which are generally consistent with the Sutro Biopharma License Agreement.
Unless earlier terminated, the Manufacturing Rights Agreement will remain in effect in perpetuity. Sutro Biopharma may only terminate the Manufacturing Rights Agreement in the event of our (i) uncured, intentional, material breach of certain confidentiality provisions resulting in actual, material harm to Sutro Biopharma’s business, (ii) uncured, intentional material breach of certain provisions relating to the use of certain of Sutro Biopharma’s know-how outside of the Vaccine Field, (iii) unintentional, material breach of certain provisions relating to the use of certain of Sutro Biopharma’s know-

how outside of the Vaccine Field that we do not use reasonable best efforts to cease and (to the extent reasonably curable) cure in a timely fashion, or (iv) uncured failure to pay the Option exercise price or any undisputed milestone payment under the Option Agreement when due. We may terminate the Manufacturing Rights Agreement at our discretion upon 60 days’ written notice, and both parties may terminate the Manufacturing Rights Agreement upon mutual written consent.
For additional details regarding our relationship with Sutro Biopharma, see Note 7, “Commitments and Contingencies,” to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
We may experience increases in our operating costs in the near future, including our labor costs and research and development costs, due to rising inflation, supply chain constraints, and civil and political unrest in certain countries and regions.
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
Our research and development costs may vary significantly based on factors such as:
•the costs and timing of our CMC activities, including fulfilling good manufacturing practice (“GMP”) related standards and compliance, and identifying and qualifying second suppliers;
•the costs related to raw materials we purchase directly or through our third-party manufacturing and supply partners;
•the cost of clinical trials of our vaccine candidates;
•changes in the standard-of-care on which a clinical development plan was based, which may require new or additional trials;
•the number of sites included in the trials;
•the countries in which the trials are conducted;
•delays in adding a sufficient number of trial sites and recruiting suitable volunteers to participate in our clinical trials;
•the number of subjects that participate in the trials;
•the number of doses that subjects receive;
•subjects dropping out of a study or lost in follow-up;
•potential additional safety monitoring requested by regulatory agencies;
•the duration of subject participation in the trials and follow-up;
•the cost and timing of manufacturing our vaccine candidates;
•the phase of development of our vaccine candidates;
•the costs of establishing additional manufacturing capacity to meet potential incremental supply requirements following the potential initial commercial launch of VAX-24 or VAX-31 for adults;
•the costs that may be required for secondary supply sources; and
•the immunogenicity or efficacy and safety and tolerability profile of our vaccine candidates.
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
Other Income (Expense), Net
Other income (expense), net includes interest income earned from our cash and cash equivalents, grant income and foreign currency transaction gains (losses) related to our Swiss Franc and Euro cash and liability balances (see Note 2, “Basis of Presentation and Summary of Significant Accounting Policies” and Note 3, “Fair Value Measurements and Fair Value of Financial Instruments” to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more detail).
Interest Income
Interest income is earned from our cash and cash equivalents balances and short- and long-term investments. The cost of investment securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in other income (expense), net. Realized gains and losses are also included in other income (expense), net. When the fair value of a debt security declines below its amortized cost basis, any portion of that decline attributable to credit losses, to the extent expected to be nonrecoverable before the sale of the security, is recognized in our consolidated statements of operations. When the fair value of a debt security declines below its amortized cost basis due to changes in interest rates, such amounts are recorded in other comprehensive loss, and are recognized in our condensed consolidated statements of operations only if we sell or intend to sell the security before recovery of its cost basis.
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
Income from grants is recognized in the period during which the related specified expenses are incurred, provided that the conditions under which the grants were provided have been met. We recognized nil and $0.7 million of grant income and recorded the amounts in Other income (expense), net in the condensed consolidated statement of operations during the three months ended March 31, 2024 and 2023, respectively. A grant receivable of $0.1 million and nil representing unreimbursed, eligible costs incurred under the agreements were recorded and included in Prepaid expenses and other current assets in the condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023, respectively.

Results of Operations
Comparison of the Three Months Ended March 31, 2024 and 2023
The following table summarizes our results of operations for the periods presented:

	Three Months Ended March 31,		Change
	2024	2023	$	%

	(in thousands)
Operating expenses:
Research and development	$94,587	$58,080	$36,507	62.9%
General and administrative	19,885	13,112	6,773	51.7%
Total operating expenses	114,472	71,192	43,280	60.8%
Loss from operations	(114,472)	(71,192)	(43,280)	60.8%
Other income (expense), net:
Interest income	21,666	10,393	11,273	108.5%
Grant income	126	654	(528)	(80.7)%
Realized gains on marketable securities	22	—	22	100.0%
Foreign currency transaction losses	(2,362)	(317)	(2,045)	*
Total other income, net	19,452	10,730	8,722	81.3%
Net loss	$(95,020)	$(60,462)	$(34,558)	57.2%

_______________________________________________
*not meaningful
Operating Expenses
Research and Development Expenses
The following table summarizes our research and development expenses for the periods presented:

	Three Months Ended March 31,		Change
	2024	2023	$	%

	(in thousands)
Product and clinical development (1)	$52,167	$33,095	$19,072	57.6%
Personnel-related	22,551	12,981	9,570	73.7%
Professional and consulting services	1,272	1,592	(320)	(20.1)%
Research and development consumables	2,733	3,259	(526)	(16.1)%
Facility related and other allocated	8,419	4,599	3,820	83.1%
Laboratory supplies and equipment	6,347	1,914	4,433	231.6%
Other (2)	1,098	640	458	71.6%
Total research and development expenses	$94,587	$58,080	$36,507	62.9%
_______________________________________________
(1)Includes expenses for third-party manufacturing and outsourced contract services, including preclinical studies, clinical trials and outsourced assays.
(2)Includes travel-related expenses and other miscellaneous office expenses.
Research and development expenses increased by $36.5 million, or 62.9%, during the three months ended March 31, 2024 compared to the corresponding period in 2023. The increases of $19.1 million in product and clinical development expenses and $4.4 million in laboratory supplies and equipment were primarily due to (i) the VAX-31 Phase 1/2 study in adults, (ii) Phase 3 readiness activities for our adult PCV program, primarily related to manufacturing, (iii) manufacturing readiness activities in connection with the potential future commercial launches of our PCV programs and (iv) the VAX-24 Phase 2 study in infants. The increase of $9.6 million in personnel-related expenses was primarily due to growth in the number of employees in our research and development functions and higher compensation costs, including salaries, benefits and stock-based compensation expense.
General and Administrative Expenses
General and administrative expenses increased by $6.8 million, or 51.7%, during the three months ended March 31, 2024 compared to the corresponding period in 2023. The increase was primarily due to an increase of $6.5 million in personnel-related expenses as a result of the growth in the number of employees in our general and administrative functions and higher compensation costs, including salaries, benefits and stock-based compensation expense.
Other Income (Expense), Net
Other income (expense), net increased by $8.7 million, during the three months ended March 31, 2024 compared to the corresponding period in 2023. The increase was primarily attributable to greater interest income of $11.3 million as a result of higher cash and investment balances resulting from our follow-on offerings combined with an increase in the interest rates earned by such cash and investments, offset by foreign currency transaction losses of $2.0 million.
Liquidity and Capital Resources
From inception through March 31, 2024, we have incurred losses and negative cash flows from operations and have funded our operations primarily through the issuance of common stock, pre-funded warrants to purchase our common stock and, prior to our IPO, redeemable convertible preferred stock, totaling approximately $3.02 billion in aggregate gross proceeds and $2.87 billion net of underwriting discounts, commissions and offering expenses. As of March 31, 2024, we had $612.6 million in cash and cash equivalents, $1,899.8 million in investments and an accumulated deficit of $1,019.4 million.
On July 2, 2021, we filed a shelf registration statement on Form S-3ASR (the “Shelf Registration Statement”) under which we may, from time to time, sell securities in one or more offerings of our common stock, preferred stock, debt securities or warrants. The Shelf Registration Statement became automatically effective upon the filing of the Form S-3ASR on July 2, 2021.
ATM Program
In July 2021, we entered into an Open Market Sales AgreementSM (the “Original ATM Sales Agreement”) with Jefferies LLC (“Jefferies”), which provided that, upon the terms and subject to the conditions and limitations set forth in the Original ATM Sales Agreement, we may elect to issue and sell, from time to time, shares of our common stock having an aggregate offering price of up to $150.0 million through Jefferies acting as our sales agent or principal. As of February 27, 2023, we had sold 4,995,709 shares of our common stock under the Original ATM Sales Agreement at an average price of $27.57 per share for aggregate gross proceeds of $137.8 million. On February 27, 2023, we and Jefferies entered into an amendment to the Original ATM Sales Agreement (as amended, the “Amended ATM Sales Agreement”) pursuant to which we may offer and sell shares of our common stock having an aggregate offering price of up to $400.0 million, which is in addition to the $150.0 million aggregate offering price under the Original ATM Sales Agreement. The material terms and conditions of the Original ATM Sales Agreement otherwise remain unchanged. We will pay Jefferies a commission of up to 3.0% of the gross sales proceeds of any common stock sold through Jefferies under the Amended ATM Sales Agreement; however, we are not obligated to make any sales of common stock. As of March 31, 2024, we have sold 1,588,807 shares of our common stock under the Amended ATM Sales Agreement at an average price of $44.06 per share for aggregate gross proceeds of $70.0 million ($68.6 million net of commissions and offering expenses).
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

Future Funding Requirements
Our primary uses of cash are to fund our operations, which consist primarily of research, development and manufacturing expenditures related to our programs and, to a lesser extent, capital expenditures for our commercial manufacturing facility build-out and general and administrative expenditures. We anticipate that we will continue to incur significant expenses and capital expenditures for the foreseeable future as we continue to advance our vaccine candidates, expand our corporate infrastructure, further our research and development initiatives for our vaccine candidates, build out and operate our commercial manufacturing facilities, and scale our laboratory and manufacturing operations. We are subject to all of the risks typically related to the development of new drug candidates, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. We anticipate that we will need substantial additional funding in connection with our continuing operations.
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
Our future capital requirements will depend on many factors, including:
•the timing, scope, progress, results and costs of research and development, testing, screening, manufacturing, preclinical development and clinical trials;
•the costs of establishing additional manufacturing capacity to meet potential incremental supply requirements following the potential initial commercial launch of VAX-24 or VAX-31 for adults;
•the outcome, timing and cost of seeking and obtaining regulatory approvals from the FDA and comparable foreign regulatory authorities, which may require more studies than those that we currently expect or change their requirements regarding the data required to support a marketing application;
•the cost of building a sales force in anticipation of any product commercialization;
•the costs of future commercialization activities, including product manufacturing, marketing, sales, royalties and distribution, for any of our vaccine candidates for which we receive marketing approval;
•our ability to maintain existing, and establish new, strategic collaborations, licensing or other arrangements and the financial terms of any such agreements, including the timing and amount of any future milestone, royalty or other payments due under any such agreement;
•exchange rate fluctuations due to exposure of foreign operations and foreign currency fluctuations and translations;
•any product liability or other lawsuits related to our products;
•the revenue, if any, received from commercial sales, or sales to foreign governments, of our vaccine candidates for which we may receive marketing approval;
•the costs to establish, maintain, expand, enforce and defend the scope of our intellectual property portfolio, including the amount and timing of any payments we may be required to make, or that we may receive, in connection with licensing, preparing, filing, prosecuting, defending and enforcing our patents or other intellectual property rights;
•expenses needed to attract, hire and retain skilled personnel; and

•the impact of macroeconomic factors, including rising inflation which may impact labor costs, research and development costs and supply chain constraints, as well as civil and political unrest in certain countries and regions, which may exacerbate the magnitude of the factors discussed above.
A change in the outcome of any of these or other variables could significantly change the costs and timing associated with the development of our vaccine candidates. Furthermore, our operating plans may change in the future, and we may need additional funds to meet operational needs and capital requirements associated with such change.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2024	2023

	(in thousands)
Net cash used in operating activities	(159,124)	$(47,690)
Net cash used in investing activities	(451,073)	(448,101)
Net cash provided by financing activities	818,196	41,562
Effect of exchange rate changes on cash and cash equivalents	6,062	23
Net increase (decrease) in cash, cash equivalents and restricted cash	$214,061	$(454,206)
Cash Flows from Operating Activities
Net cash used in operating activities for the three months ended March 31, 2024 was $159.1 million, which primarily resulted from a net loss of $95.0 million and a net change in our operating assets and liabilities of $73.8 million, partially offset by non-cash charges of $9.7 million. Non-cash charges primarily consisted of $17.6 million in stock-based compensation expense, $2.1 million in amortization of right-of-use (“ROU”) assets and $1.0 million in depreciation and amortization, partially offset by a decrease of $11.0 million in net amortization of premiums on investments. The net change in operating assets and liabilities of $73.8 million was primarily due to decreases in (i) accrued manufacturing expenses of $51.8 million, (ii) accrued compensation of $7.9 million and (iii) operating lease liabilities of $1.8 million and increases in (iv) other assets of $8.6 million mainly attributable to the manufacturing facility buildout and (v) prepaid and other assets of $5.0 million, which were partially offset by an increase in (vi) accounts payable and accrued expenses of $1.3 million.
Net cash used in operating activities for the three months ended March 31, 2023 was $47.7 million, which primarily resulted from a net loss of $60.5 million, partially offset by non-cash charges of $6.0 million and a net change in operating assets and liabilities of $6.8 million. Non-cash charges primarily consisted of $9.6 million in stock-based compensation expense, $1.6 million in amortization of ROU assets and $0.7 million in depreciation and amortization, partially offset by a decrease of $6.0 million in net amortization of premiums on investments. The net change in operating assets and liabilities of $6.8 million was primarily due to increases (i) in accrued manufacturing expenses of $6.7 million, (ii) in accounts payable and accrued expenses of $4.8 million and (iii) in accrued compensation of $0.7 million. These increases were partially offset by (i) an increase in prepaid and other assets of $4.1 million and (ii) a decrease in operating lease liabilities of $1.4 million.
Cash Flows from Investing Activities
Cash used in investing activities for the three months ended March 31, 2024 was $451.1 million, which was attributable primarily to $687.7 million in purchases of investments, $6.4 million in manufacturing facility and equipment construction-in-progress and $5.7 million in purchases of lab equipment, partially offset by $242.3 million in maturities of investments and $6.4 million in sales of investments.
Cash used in investing activities for the three months ended March 31, 2023 was $448.1 million, which was attributable primarily to $483.8 million in purchase of investments and $5.6 million of purchases of lab equipment and leasehold improvements, partially offset by $40.2 million in maturities of investments and $1.1 million in sales of investments.

Cash Flows from Financing Activities
Cash provided by financing activities for the three months ended March 31, 2024 was $818.2 million, which primarily consisted of net proceeds from our February 2024 follow-on public offering of $816.5 and proceeds from the exercise of stock options of $5.0 million, offset by releases of restricted stock units of $3.3 million.
Cash provided by financing activities for the three months ended March 31, 2023 was $41.6 million, which primarily consisted of net proceeds from our Amended ATM Sales Agreement of $41.8 million.
Contractual Obligations and Commitments
Our material cash requirements include the following contractual and other obligations:
Leases
We have operating lease agreements for our office spaces. As of March 31, 2024, we had total lease payment obligations of $34.7 million, of which $8.9 million is payable within one year.
Option Agreement
On November 21, 2023 (the “Option Exercise Date”), we exercised the Option pursuant to the Option Agreement by submitting written notice thereof to Sutro Biopharma and concurrently paid Sutro Biopharma $50.0 million in cash as the first of two installment payments for the Option exercise price. Under the Option Agreement, we are obligated to pay Sutro Biopharma an additional $25.0 million in cash within six months of the Option Exercise Date as the second of two installment payments for the Option exercise price. Upon the occurrence of certain regulatory milestones, we would be obligated to pay Sutro Biopharma certain additional milestone payments totaling up to $60.0 million in cash. In the event that we undergo a change of control, certain rights and payments may be accelerated.
Purchase Commitments
We have certain payment obligations under various license agreements. Under these agreements, we are required to make milestone payments upon successful completion and achievement of certain intellectual property, clinical, regulatory and sales milestones. The payment obligations under the license agreements are contingent upon future events such as our achievement of specified development, clinical, regulatory and commercial milestones, and we will be required to make development milestone payments and royalty payments in connection with the sale of products developed under these agreements. As the achievement and timing of these future milestone payments are not probable or estimable, such amounts have not been included in our condensed consolidated balance sheets as of March 31, 2024 or December 31, 2023.
We enter into agreements in the normal course of business with CMOs and other vendors for manufacturing services and raw materials purchases. We rely on several third-party manufacturers for our manufacturing requirements. As of March 31, 2024, we had the following amounts of non-cancelable purchase commitments related to manufacturing services and raw materials purchased due to our key manufacturing partners. These amounts represent our minimum contractual obligations, including termination fees. If we terminate certain firm orders with our key manufacturing partners, we will be required to pay for the manufacturing services scheduled or raw materials purchased under our arrangements. The actual amounts we pay in the future to the vendors under such agreements may differ from the purchase order amounts.

Years ending December 31,	(in thousands)
Remainder of 2024	$210,879
2025	57,834
2026	97
2027	393
Total non-cancelable purchase commitments due to our key manufacturing partners	$269,203
Critical Accounting Policies and Significant Judgments and Estimates
Our management’s discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities in our condensed consolidated financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued research and development expenses, stock-based compensation and leases. We base our estimates on historical experience, known trends and events and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
While our significant accounting policies are described in the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, we believe that the following critical accounting policies are most important to understanding and evaluating our reported financial results:
Accrued Research and Development Expenses
We have entered into various agreements with CMOs and CROs. As part of the process of preparing our condensed consolidated financial statements, we are required to estimate our accrued research and development expenses, including accrued manufacturing expenses, as of each balance sheet date. This process involves reviewing open contracts and purchase orders, communicating with our personnel and third parties to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of the actual cost. We make estimates of our accrued research and development expenses as of each balance sheet date based on facts and circumstances known to us at that time. We periodically confirm the accuracy of our estimates with the service providers and make adjustments, if necessary. The significant estimates in our accrued research and development expenses include the costs incurred for services performed by our vendors in connection with research and development activities for which we have not yet been invoiced.
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
Stock-based compensation expense related to awards to non-employees is recognized based on the then-current fair value at each measurement date over the associated service period of the award, which is generally the vesting term, using the straight-line method. The fair value of non-employee stock options is estimated using the Black-Scholes valuation model with assumptions generally consistent with those used for employee stock options, with the exception of the expected term, which is the remaining contractual life at each measurement date. Refer to Note 2, “Basis of Presentation and Summary of Significant Accounting Policies” and Note 10, “Equity Incentive Plans,” to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information on assumptions used in estimating stock-based compensation expense.

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
Under ASC 842, we assess all arrangements that convey the right to control the use of property, plant and equipment, at inception, to determine if it is, or contains, a lease based on the unique facts and circumstances present in the arrangements. In addition, we determine whether leases meet the classification criteria of a finance or operating lease at the lease commencement date considering: (i) whether the lease transfers ownership of the underlying asset to the lessee at the end of the lease term, (ii) whether the lease contains a bargain purchase option, (iii) whether the lease term is for a major part of the remaining economic life of the underlying asset, (iv) whether the present value of the sum of the lease payments and residual value guaranteed by the lessee equals or exceeds substantially all of the fair value of the underlying asset and (v) whether the underlying asset is of such a specialized nature that it is expected to have no alternative use to the lessor at the end of the lease term. As of March 31, 2024, our lease population consisted only of operating real estate leases.
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
For additional details regarding the impact of adoption and disclosure, see Note 6, “Leases,” to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Recently Adopted Accounting Pronouncements
See Note 2, “Basis of Presentation and Summary of Significant Accounting Policies,” to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
Our cash and cash equivalents as of March 31, 2024 and December 31, 2023 consisted of readily available checking and money market funds. As of March 31, 2024 and December 31, 2023, we also invested in U.S. Treasury securities, U.S. government agency securities, corporate debt, commercial paper and asset-backed securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. We do not believe that our cash and cash equivalents have significant risk of default or illiquidity. As of March 31, 2024 and December 31, 2023, we had approximately $1,899.8 million and $1,242.9 million in cash and investments. For the three months ended March 31, 2024, we had interest income of $21.7 million. The following table shows the impact of a hypothetical 10% increase or decrease in interest rates on our net assets as of March 31, 2024 and our net loss for the three months ended March 31, 2024:

	Impact on Net Assets as of March 31, 2024	Impact on Net Loss for the Three Months Ended March 31, 2024

Hypothetical Change in Interest Rates	(in thousands)
10% increase	$8,720	$1,864
10% decrease	$(8,720)	$(1,864)
Concentrations of Credit Risk
Financial instruments that potentially subject us to a concentration of credit risk consist primarily of cash, cash equivalents and investments. We invest in money market funds, U.S. Treasury securities, U.S. government agency securities, corporate debt, commercial paper and asset-backed securities. We maintain bank deposits in federally insured financial institutions and these deposits may exceed federally insured limits. We are exposed to credit risk in the event of a default by the financial institutions holding our cash and issuers of investments to the extent recorded on the condensed consolidated balance sheets. For example, on March 10, 2023, the California Department of Financial Protection and Innovation took control of Silicon Valley Bank (“SVB”) and appointed the Federal Deposit Insurance Corporation (“FDIC”) as receiver. While SVB was our primary bank at the time, we have not experienced any losses on these deposits or investments as a result of this market event. Management believes that we are not exposed to significant credit risk as our deposits are held at First Citizens Bank & Trust Company, which had agreed to purchase and assume all deposits and loans of Silicon Valley Bridge Bank, and our investments are held under separate financial institution custodial accounts, each of which management continues to believe to be of high credit quality. While we were able to recover all deposited amounts from SVB, and continue to have access to all investments held in the SVB Custodial Accounts, there can be no assurance that our current or future banks will not face similar risks as SVB or that we will be able to recover in full our deposits in the event of similar closures. Our investment policy limits investments to money market funds, certain types of debt securities issued by the U.S. Government and its agencies, corporate debt, commercial paper and asset-backed securities, and places restrictions on the credit ratings, maturities and concentration by type and issuer. We believe that our exposure to credit risks is not significant and that a hypothetical 10% change in credit rates would not have a significant impact on our portfolio.
Foreign Currency Risk
We are exposed to market risk related to changes in foreign currency exchange rates, mainly relating to our contracts with Lonza, our CMO in Switzerland. We have also entered into a limited number of contracts with other parties with payments denominated in foreign currencies. Payments under these contracts are made in foreign currencies and are subject to fluctuations in foreign currency rates. We do not currently have a formal program in place to hedge foreign currency risks. However, from time to time, we buy Swiss Francs (“CHF”) which is the majority of our foreign currency exposure, at market and are holding CHF in our bank accounts. As of March 31, 2024 and December 31, 2023, we had approximately $20.1 million and $7.6 million of CHF cash and cash equivalents, respectively, held at one financial institution. As of March 31, 2024 and December 31, 2023, we had foreign currency denominated accounts payable and accrued expenses of $12.6 million and $60.3 million, respectively. As of March 31, 2024 and December 31, 2023, we had foreign currency denominated property, plant and equipment of $58.2 million and $51.8 million, respectively. As of March 31, 2024 and December 31, 2023, we had foreign currency denominated other assets of $43.6 million and $34.7 million, respectively. For the three months ended March 31, 2024, we had foreign currency transaction losses of $2.4 million. The following table shows the impact of a hypothetical 10% increase or decrease in current exchange rates on our net assets as of March 31, 2024 and our net loss for the three months ended March 31, 2024:

	Impact on Net Assets as of March 31, 2024	Impact on Net Loss for the Three Months Ended March 31, 2024

Hypothetical Change in Currency Exchange Rates	(in thousands)
10% increase	$(2,304)	$(4,686)
10% decrease	$2,304	$4,686
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
Our management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), our principal executive officer and principal financial officer, respectively, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2024. Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures as of March 31, 2024 were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the quarter ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors.
RISK FACTORS
Our business involves significant risks, some of which are described below. You should carefully consider the risks described below, as well as the other information in this Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes. The occurrence of any of the events or developments described below could harm our business, financial condition, results of operations and growth prospects. In such an event, the market price of our common stock could decline and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. This Quarterly Report on Form 10-Q also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors that are described below and elsewhere in this Quarterly Report on Form 10-Q.
Risks Related to Our Financial Position and Capital Needs
We are in the clinical or preclinical stages of vaccine development and have a limited operating history and no products approved for commercial sale, which may make it difficult for you to evaluate the success of our business to date and to assess our future viability.
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
Our current vaccine candidate pipeline includes two clinical and three preclinical programs. We may encounter unforeseen expenses, difficulties, complications, delays and other known or unknown factors in achieving our business objectives, including with respect to our vaccine candidates. We will need to transition at some point from a company with a research and development focus to a company capable of supporting commercial activities. We may not be successful in such a transition.
We have incurred significant net losses since inception and anticipate that we will continue to incur substantial net losses for the foreseeable future. We currently have no source of product revenue and may never achieve profitability. Our stock is a highly speculative investment.
We are a clinical-stage biotechnology vaccine company. Investment in clinical-stage companies and vaccine development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential vaccine candidate will not gain regulatory approval or become commercially viable. We do not have any products approved for sale and have not generated any revenue from product sales. As a result, we are not profitable and have incurred losses in each year since inception. Our net losses were $402.3 million and $223.5 million for the years ended December 31, 2023 and 2022, respectively, and $95.0 million and $60.5 million for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, we had an accumulated deficit of $1,019.4 million.
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
As of March 31, 2024, we had cash, cash equivalents and investments of $1,899.8 million. We believe our existing cash, cash equivalents and investments will fund our current operating plans through at least 12 months from the filing date of this Quarterly Report on Form 10-Q. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned. Furthermore, we will need to raise substantial additional capital to complete the development, manufacturing and commercialization of our drug candidates. We expect to finance our cash needs through public or private equity or debt financings, third-party (including government) funding and marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements or any combination of these approaches.
Our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions, including higher inflation rates and changes in interest rates and the recent disruptions to and volatility in the credit and financial markets in the United States and worldwide, including the trading price of common stock, resulting from civil and political unrest in certain countries and regions. Our future capital requirements will depend on many factors, including:
•the timing, scope, progress, results and costs of research and development, testing, screening, manufacturing, preclinical development and clinical trials;
•the costs of future commercialization activities, including product manufacturing, marketing, sales, royalties and distribution, for any of our vaccine candidates for which we receive marketing approval;
•the outcome, timing and cost of seeking and obtaining regulatory approvals from the U.S. Food and Drug Administration (“FDA”) and comparable foreign regulatory authorities, which may require more studies than those that we currently expect or change their requirements regarding the data required to support a marketing application;
•the costs of establishing additional manufacturing capacity to meet potential incremental supply requirements following the initial commercial launch of VAX-24 or VAX-31 if approved;
•our ability to set an acceptable price for our product candidates and obtain coverage and adequate reimbursement from third-party payors;
•the costs of building a sales force in anticipation of any product commercialization;
•our ability to maintain existing, and establish new, strategic collaborations, licensing or other arrangements and the financial terms of any such agreements, including the timing and amount of any future milestone, royalty or other payments due under any such agreement;
•market acceptance of our product candidates in the medical community and with third-party payors and consumers;
•any product liability or other lawsuits related to our products;
•the revenue, if any, received from commercial sales, or sales to foreign governments, of our vaccine candidates for which we may receive marketing approval;
•the costs to establish, maintain, expand, enforce and defend the scope of our intellectual property portfolio, including the amount and timing of any payments we may be required to make, or that we may receive, in connection with licensing, preparing, filing, prosecuting, defending and enforcing our patents or other intellectual property rights;
•expenses needed to attract, hire and retain skilled personnel; and
•macroeconomic factors that may exacerbate the magnitude of the factors discussed above.
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
We are developing a pipeline of vaccine candidates utilizing our cell-free protein synthesis platform, which is comprised of the XpressCFTM platform exclusively licensed from Sutro Biopharma, Inc. (“Sutro Biopharma”) and our proprietary know-how for vaccine applications against infectious disease, and our future success depends on the successful application of this approach to vaccine development. We are in the clinical or preclinical stages of developing our vaccine candidates and there can be no assurance that any development problems we may experience in the future will not cause significant delays or unanticipated costs, or that such development problems can be overcome. For example, although we have achieved proof-of-concept for our carrier-sparing approach with VAX-24, our approach may not be validated for our other vaccine candidates or subsequent trials of VAX-24. We may also experience delays in developing a sustainable, reproducible and scalable manufacturing process or transferring that process to manufacturing partners, which may prevent us from completing our clinical trials or commercializing our products on a timely or profitable basis, if at all. In addition, since we have not yet completed clinical development on any of our product candidates, we do not know the specific doses that may be effective in the clinic or, if approved, commercially. Finding a suitable dose may delay our anticipated clinical development timelines.
Furthermore, our expectations with regard to our scalability and costs of manufacturing may vary significantly as we develop our vaccine candidates and learn more about these critical factors. Conjugate vaccine development is highly complex, and development of broad-valency pneumococcal conjugate vaccines (“PCVs”) is further complicated by the number of components, analytical assays and potential for adjustments, including but not limited to changes in raw materials, composition, formulation, manufacturing methods and dosing, which could result in drug substances and/or drug product that may vary between preclinical and clinical studies over time. Over the course of the development and manufacturing of VAX-24, we have encountered process-related matters that have required us to make adjustments to our processes. We encountered such process-related matters during our drug substance manufacturing campaign for VAX-24 at Lonza, Ltd. (“Lonza”). The cumulative impact of the time required to make adjustments to our processes led to a delay of our drug substance manufacturing campaign due to scheduling conflicts and capacity constraints at Lonza. There can be no assurance that we or Lonza will be able to successfully manufacture drug substances in a timely manner in the future, or at all. Such process changes and manufacturing delays have caused a change in our Investigational New Drug (“IND”) application timelines in the past and future changes or delays could impact future timelines for VAX-24, VAX-31 or for our other product candidates.

In addition, the preclinical and clinical trial requirements of the FDA, European Medicines Agency (“EMA”) and other regulatory agencies and the criteria these regulators use to determine the safety and immunogenicity or efficacy of a vaccine candidate are determined according to the type, complexity, novelty and intended use and market of the potential products, taking into consideration the benefits and risks for the intended population who will receive the vaccine, as well as the disease(s) to be prevented. Regulatory agencies also evaluate a sponsor’s data to determine whether the manufacturing and facility information assure product quality and consistency. Approvals by the FDA and EMA for existing pneumococcal vaccines, such as Pfizer Inc.'s (“Pfizer's”) Prevnar 13 (“PCV13”), Prevnar 20 (“PCV20”) and Merck & Co., Inc.'s (“Merck”) VAXNEUVANCETM (“PCV15”) and Pneumovax 23 (“PPSV23”), may not be indicative of what these regulators may require for approval of our vaccine candidates. For example, the FDA may challenge our VAX-24 Phase 3 Chemistry, Manufacturing and Controls (“CMC”) strategy, which could cause significant delays or unanticipated costs. Additionally, novel aspects of our vaccine candidates and manufacturing processes may create further challenges in obtaining regulatory approval. The regulatory approval process for our novel vaccine candidates can be more complex and consequently more expensive and take longer than for other, better known or extensively studied pharmaceutical or other vaccine candidates. More generally, approvals by any regulatory agency may not be indicative of what any other regulatory agency may require for approval or what such regulatory agencies may require for approval in connection with new vaccine candidates. Moreover, our vaccine candidates may not perform successfully in clinical trials.
Our vaccine candidates are in clinical or preclinical stages of development and may fail in development or suffer delays that materially and adversely affect their commercial viability. If we are unable to complete development of or commercialize our vaccine candidates or experience significant delays in doing so, our business would be materially harmed.
Our ability to achieve and sustain profitability depends on obtaining regulatory approvals for and successfully commercializing our vaccine candidates, either alone or with third parties, and we cannot guarantee that we will ever obtain regulatory approval for any of our vaccine candidates. We have limited experience in conducting and managing the clinical trials necessary to obtain regulatory approvals, including approval by the FDA. None of our vaccine candidates have been the subject of late-stage or pivotal clinical trials, and we may never be able to obtain marketing approval for any of our product candidates. Before obtaining regulatory approval for the commercial distribution of our vaccine candidates, we must conduct extensive preclinical studies and clinical trials to demonstrate the safety and immunogenicity or efficacy of our vaccine candidates.
We may not have the financial resources to continue development of, or to enter into new collaborations for, a vaccine candidate if we experience any issues that delay or prevent regulatory approval of, or our ability to commercialize, vaccine candidates, including:
•negative or inconclusive results from our preclinical or clinical trials, leading to a decision or requirement to conduct additional preclinical studies or clinical trials or abandon a program;
•product-related adverse effects experienced by volunteers in our clinical trials;
•difficulty achieving successful development of our manufacturing processes, including process development and scale-up activities to supply products for preclinical studies, clinical trials and commercial sale, if approved;
•timely completion of our preclinical studies and clinical trials, including any field efficacy studies that may be required, which may be significantly slower or cost more than we currently anticipate and will depend substantially upon the performance of third-party contractors;
•inability of us or any third-party contract manufacturer to scale up manufacturing of our vaccine candidates to supply the needs of preclinical studies, clinical trials and commercial sales, and to manufacture such products in conformity with regulatory requirements;
•delays in submitting IND applications or comparable foreign applications or delays or failures in obtaining necessary authorizations from regulators to commence a clinical trial, or suspension or termination of a clinical trial once commenced;
•conditions imposed by the FDA or similar foreign authorities regarding the scope or design of our clinical trials, including any requirements to perform field efficacy studies;
•challenges by the FDA to our clinical or regulatory strategies;
•delays in enrolling subjects in our clinical trials;
•inadequate supply or quality of vaccine candidate components or materials or other supplies necessary for conducting clinical trials;
•inability to obtain alternative sources of supply for which we have a single source for vaccine candidate components;

•the availability of coverage and adequate reimbursement and pricing from third-party payors, including government authorities, pertaining to the vaccine candidate, once approved, and patients’ willingness to pay out-of-pocket if third-party payor reimbursement is limited or not available;
•greater than anticipated costs of our clinical trials, including CMC activities related to our clinical trials;
•harmful side effects or inability of our vaccine candidates to meet immunogenicity or efficacy endpoints;
•unfavorable FDA or other regulatory agency inspection and review of one or more of our clinical trial sites or our contract manufacturers’ facilities;
•failure of our third-party contractors or investigators to comply with regulatory requirements or otherwise meet their obligations in a timely manner, or at all;
•delays and changes in regulatory requirements, policy and guidelines, including the imposition of additional regulatory oversight around clinical testing generally or with respect to our technology or vaccine candidates in particular; or
•varying interpretations of our data by the FDA and comparable foreign regulatory authorities.
In addition, changes to the standard-of-care or the approval standards for new vaccines could change the threshold for achievement of non-inferiority using the established surrogate immune endpoints that our PCVs will need to meet in our clinical trials.
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
Our business and future success depends on our ability to successfully develop, obtain regulatory approval of, and then commercialize our PCV candidates, which include VAX-24, our most advanced vaccine candidate, and VAX-31, our 31-valent clinical PCV candidate. Although VAX-24 has produced positive topline results in clinical studies, it may not demonstrate the same results in future pivotal studies needed to obtain marketing approval from FDA or comparable foreign regulatory authorities. In addition, past and future VAX-24 results may not be indicative of future VAX-31 results. VAX-24 and VAX-31 will require additional preclinical, clinical and non-clinical development, regulatory review and approval in multiple jurisdictions, substantial investment, access to sufficient clinical and commercial manufacturing capacity and significant marketing efforts before we can generate any revenue from product sales. We cannot provide any assurance that we will be able to successfully advance VAX-24 or VAX-31 through the development process.
The clinical and commercial success of VAX-24, VAX-31 and future vaccine candidates will depend on a number of factors, including the following:
•our ability to raise any additional required capital on acceptable terms, or at all;
•our ability to complete IND-enabling studies and successfully submit IND or comparable applications;
•the ability of third parties with whom we contract to manufacture adequate clinical study and commercial supplies of our lead vaccine candidates or any future vaccine candidates, remain in good standing with regulatory agencies and develop, validate and maintain commercially viable manufacturing processes that are compliant with current good manufacturing practices (“cGMP”) and do so in a timely manner;
•timely completion of our preclinical studies and clinical trials, which may be significantly slower or cost more than we currently anticipate and will depend substantially upon the performance of third-party contractors;

•whether we are required by the FDA or similar foreign regulatory agencies to conduct additional clinical trials, including field efficacy studies, or other studies beyond those planned to support the approval and commercialization of our vaccine candidates or any future vaccine candidates;
•acceptance of our proposed indications and primary surrogate endpoint assessments for our PCV candidates by the FDA and similar foreign regulatory authorities;
•any changes to the required threshold for the achievement of non-inferiority using established surrogate immune endpoints that our PCVs will need to meet in our clinical trials;
•our ability to demonstrate to the satisfaction of the FDA or comparable foreign regulatory authorities the safety and immunogenicity or efficacy and acceptable risk to benefit profile of VAX-24, VAX-31 or any future vaccine candidates;
•the pace and prevalence of serotype replacement following the introduction of VAX-24 or VAX-31 or other vaccines targeting pneumococcal disease;
•any vaccine-vaccine interference studies that may be required, particularly with the standard-of-care pediatric vaccine regimen;
•the prevalence, duration and severity of potential side effects or other safety issues experienced with our vaccine candidates or future approved products, if any;
•the timely receipt of necessary marketing approvals from the FDA or comparable foreign regulatory authorities;
•achieving, maintaining and, where applicable, ensuring that our third-party contractors achieve and maintain compliance with our contractual obligations and with all regulatory requirements applicable to our lead vaccine candidates or any future vaccine candidates or approved products, if any;
•obtaining and maintaining an Advisory Committee on Immunization Practices (“ACIP”) preferred recommendation or comparable foreign regulatory authority’s recommendation of our vaccine candidates and the willingness of physicians, operators of clinics and patients to utilize or adopt any of our future vaccine candidates to prevent or treat age-associated diseases;
•our ability to successfully develop a commercial strategy and thereafter commercialize our vaccine candidates or any future vaccine candidates in the United States and internationally, if approved for marketing, reimbursement, sale and distribution in such countries and territories, whether alone or in collaboration with others;
•the convenience of our treatment or dosing regimen;
•acceptance by physicians, payors and patients of the benefits, safety and immunogenicity or efficacy of our vaccine candidates or any future vaccine candidates, if approved, including relative to alternative and competing treatments;
•patient demand for our vaccine candidates, if approved;
•our ability to establish and enforce intellectual property rights in and to our vaccine candidates or any future vaccine candidates;
•our ability to avoid third-party patent interference, intellectual property challenges or intellectual property infringement claims;
•our ability to set an acceptable price for our product candidates and obtain coverage and adequate reimbursement from third-party payors; and
•macroeconomic factors that may exacerbate the magnitude of the factors discussed above.
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

Vaccine candidates that we successfully develop and commercialize may compete with existing vaccines and new vaccines that may become available in the future. Many of our competitors have substantially greater financial, lobbying, technical, human and other resources than we do and may be better equipped to develop, manufacture and market technologically superior vaccines, including the potential that our competitors may develop chemical processes or utilize novel technologies for developing vaccines that may be superior to those we employ. In addition, many of these competitors have significantly greater experience than we have in undertaking preclinical studies and clinical trials of new products and in obtaining regulatory approvals, including for many vaccine franchises. Accordingly, our competitors may succeed in obtaining FDA approval or a preferred recommendation from ACIP for their products. For example, PCV13 obtained FDA approval for the prevention of invasive pneumococcal disease (“IPD”) in infants based on non-inferior IgG antibody responses relative to Prevnar, using the surrogate immune endpoints established by the prior Prevnar field efficacy study. Pfizer implemented a similar approach to development of its 20-valent PCV vaccine candidate, PCV20, which was approved by the FDA in June 2021 for use in adults and in April 2023 for use in infants and children. Merck received approval for PCV15, its 15-valent PCV, in July 2021 for use in adults and in June 2022 for use in infants and children. Merck announced in April 2022 that V116, Merck’s investigational 21-valent PCV for adults, received Breakthrough Therapy designation from the FDA. In July 2023, Merck announced positive topline results from two Phase 3 trials evaluating V116, in vaccine-naïve and previously vaccinated individuals. In November 2023, Merck presented positive results from a Phase 3 study evaluating V116 in pneumococcal vaccine-naïve adults. Merck reported that V116 elicited non-inferior immune responses compared to PCV20 for the common 10 serotypes and superior responses for 10 of the 11 unique serotypes and that safety and tolerability endpoints were met. In December 2023, Merck also announced that based on these Phase 3 results, the FDA accepted for priority review a new Biologics License Application (“BLA”) for V116 and set a Prescription Drug User Fee Act (“PDUFA”), or target action date, of June 17, 2024. In addition, Sanofi and SK Chemicals have partnered to develop a 21-valent PCV and, in June 2023, announced positive results from their Phase 2 clinical trials in infants. GSK, which previously acquired Affinivax, is developing a 24-valent affinity-bound pneumococcal vaccine. GSK also has a 30-plus valent pneumococcal candidate vaccine in preclinical development.
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
While we are designing and developing a manufacturing process that we believe can scale to address clinical and commercial vaccine supply, we do not own or operate any manufacturing facilities. We rely on contract manufacturing organizations (“CMOs”), including our strategic partnership with our contract manufacturer, Lonza, to access resources to facilitate the development and, if approved, commercialization of VAX-24 or VAX-31 and our other vaccine candidates. Advancing our vaccine candidates may create significant challenges for our CMOs, including:
•manufacturing our vaccine candidates to our specifications, including process development, analytical development and quality control testing, and in a timely manner to support our preclinical and clinical trials and, if approved, commercialization;

•sourcing the raw materials used to manufacture our vaccine candidates for preclinical, clinical and, if approved, commercial supplies; and
•establishing sales and marketing capabilities upon obtaining any regulatory approval to gain market acceptance of our vaccines.
Before we can initiate a clinical trial or commercialize any of our vaccine candidates, we must demonstrate to the FDA that the CMC for our vaccine candidates meet applicable requirements, and prior to authorization in the European Union (“EU”), a manufacturing authorization must be obtained from the appropriate EU regulatory authorities. Because no product manufactured on a cell-free manufacturing platform has been approved in the United States, there is no manufacturing facility that has demonstrated the ability to comply with FDA requirements, and, therefore, the timeframe for demonstrating compliance to the FDA’s satisfaction is uncertain. In January 2024, we announced that we received encouraging input from ongoing discussions with the FDA about the VAX-24 adult program to further inform our CMC licensure requirements and that we expect to seek additional CMC-focused input from the FDA as we prepare for and potentially conduct our VAX-24 adult Phase 3 program. Delays in establishing our manufacturing process and ensuring the facilities we utilize for manufacturing comply with cGMP or disruptions in our manufacturing processes, implementation of novel technologies or scale-up activities, may delay or disrupt our development efforts.
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
Even if any of our vaccine candidates receive marketing approval, they may fail to receive recommendations for use by regulators or advisory boards that recommend vaccines, or gain market acceptance by physicians, patients, third-party payors and others in the medical community. If such vaccine candidates do not achieve an adequate level of acceptance, we may not generate significant product revenue and may not become profitable. The degree of market acceptance of any vaccine candidate, if approved for commercial sale, will depend on a number of factors, including but not limited to:
•receiving Centers for Disease Control and Prevention (“CDC”) and ACIP recommendations for use, as well as recommendations of comparable foreign regulatory and advisory bodies;
•prevalence and severity of the disease targets for which our vaccine candidates are approved;
•physicians, hospitals, third-party payors and patients considering our vaccine candidates as safe and effective;
•the potential and perceived advantages of our vaccine candidates over existing vaccines, including with respect to spectrum of coverage or immunogenicity;
•the prevalence and severity of any side effects;
•product labeling or product insert requirements of the FDA or comparable foreign regulatory and advisory bodies;
•limitations or warnings contained in the labeling approved by the FDA or comparable foreign regulatory and advisory bodies;
•the timing of market introduction of our vaccine candidates as well as competitive products;
•the cost in relation to alternatives;
•the availability of coverage and adequate reimbursement and pricing by third-party payors, including government authorities;
•the willingness of patients to pay out-of-pocket in the absence of coverage and adequate reimbursement by third-party payors, including government authorities;
•relative convenience and ease of administration, including as compared to competitive vaccines and alternative treatments; and
•the effectiveness of our sales and marketing efforts.
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
The success of our business depends in large part upon our ability to identify, develop and commercialize products based on our cell-free protein synthesis platform. We intend to pursue clinical development of additional vaccine candidates beyond VAX-24 and, VAX-31 for IPD, including VAX-A1 for Group A Streptococcus (“Group A Strep”), VAX-PG for periodontitis and VAX-GI for dysentery and shigellosis. Our research programs may fail to identify potential vaccine candidates for clinical development for a number of reasons or we may focus our efforts and resources on potential programs or vaccine candidates that ultimately prove to be unsuccessful. In addition, we cannot provide any assurance that we will be able to successfully advance any of our existing or future vaccine candidates through the development process.
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
In addition, because VAX-24 and VAX-31 are our most advanced vaccine candidates, and because our other vaccine candidates are also based on our cell-free protein synthesis platform, if VAX-24 or VAX-31 encounter safety or immunogenicity problems, manufacturing problems, developmental delays, regulatory issues or other problems, our development plans and business would be significantly harmed.
We currently rely on third-party manufacturing and supply partners, including Lonza and Sutro Biopharma, to supply raw materials and components for, and the manufacture of, our preclinical and clinical supplies as well as our vaccine candidates. Our inability to procure necessary raw materials or to have sufficient quantities of preclinical and clinical supplies or the inability to have our vaccine candidates manufactured, including delays or interruptions at our third-

party manufacturers, or our failure to comply with applicable regulatory requirements or to supply sufficient quantities at acceptable quality levels or prices, or at all, would materially and adversely affect our business.
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
If we are unable to obtain additional or maintain third-party manufacturing for vaccine candidates, or to do so on commercially reasonable terms, we may not be able to develop and commercialize our vaccine candidates successfully. Our or a third party’s failure to execute on our manufacturing requirements and comply with cGMPs could adversely affect our business in a number of ways, including:
•an inability to initiate or complete clinical trials of vaccine candidates under development;
•delay in submitting regulatory applications, or receiving regulatory approvals, for our vaccine candidates;
•subjecting third-party manufacturing facilities to additional inspections by regulatory authorities;
•requirements to cease distribution or to recall batches of our vaccine candidates; and
•in the event of approval to market and commercialize a vaccine candidate, an inability to meet commercial demands for our products.
In addition, because VAX-24, VAX-31 and our other vaccine candidates are also based on our cell-free protein synthesis platform, if our vaccine candidates encounter safety and immunogenicity or efficacy problems, manufacturing problems, developmental delays, regulatory issues or other problems, our development plans and business would be significantly harmed.
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
Clinical testing is expensive, time consuming and subject to uncertainty. We cannot guarantee that any clinical studies will be conducted as planned or completed on schedule, if at all. Even if these trials begin as planned, issues may arise that could suspend or terminate such clinical trials. A failure of one or more clinical studies can occur at any stage of testing, and our future clinical studies may not be successful. Events that may prevent successful or timely completion of clinical development include, but are not limited to:
•inability to generate sufficient preclinical, toxicology or other in vivo or in vitro data to support the initiation of clinical trials;
•delays in sufficiently developing, characterizing or controlling a manufacturing process suitable for advanced clinical trials;
•delays in reaching a consensus with regulatory agencies on study design or clinical or regulatory strategies;
•delays in reaching agreement on acceptable terms with prospective CROs and clinical study sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and clinical study sites;
•delays in obtaining required institutional review board (“IRB”) approval at each clinical study site;
•imposition of a temporary or permanent clinical hold by regulatory agencies for a number of reasons, including after review of an IND application or amendment, or equivalent application or amendment; as a result of a new safety finding that presents unreasonable risk to clinical trial participants; a negative finding from an inspection of our clinical study operations or study sites; developments on trials conducted by competitors for related technology that raise FDA concerns about risk to patients of the technology broadly; or if the FDA finds that the investigational protocol or plan is clearly deficient to meet its stated objectives;

•delays in adding a sufficient number of trial sites and recruiting volunteers to participate in our clinical trials;
•failure by our CROs, other third parties or us, to adhere to clinical study requirements;
•failure to perform in accordance with the FDA’s good clinical practice (“GCP”) requirements or applicable regulatory guidelines in other jurisdictions;
•transfer of manufacturing processes to any new CMO or our own manufacturing facilities or any other development or commercialization partner for the manufacture of vaccine candidates;
•delays in having subjects complete participation in a study or return for post-injection follow-up;
•subjects dropping out of a study;
•occurrence of side effects associated with our vaccine candidates that are viewed to outweigh their potential benefits;
•changes in regulatory requirements and guidance that require amending or submitting new clinical protocols;
•changes in the standard-of-care on which a clinical development plan was based, which may require new or additional trials;
•the cost of clinical trials of our vaccine candidates being greater than we anticipate;
•clinical studies of our vaccine candidates producing negative or inconclusive results, which may result in our deciding, or regulators requiring us, to conduct additional clinical studies or abandon product development programs;
•delays or failure to secure supply agreements with suitable raw material suppliers, or any failures by suppliers to meet our quantity or quality requirements for necessary raw materials; and
•delays in manufacturing, testing, releasing, validating or importing/exporting sufficient stable quantities of our vaccine candidates for use in clinical studies or the inability to do any of the foregoing.
For example, based on the positive topline results from the VAX-24 Phase 1/2 proof-of-concept study, which evaluated the safety, tolerability and immunogenicity of VAX-24 in adults 18-64 years of age, the FDA supported the initiation of a pediatric study in infants. This study could uncover risks in this study population that could have potentially been discovered during a child and/or toddler study, which could then delay or stop the completion of clinical development. Any inability to successfully complete preclinical and clinical development could result in additional costs to us or impair our ability to generate revenue. In addition, if we make manufacturing or formulation changes to our vaccine candidates, we may be required to or we may elect to conduct additional studies to bridge our modified vaccine candidates to earlier versions. Clinical trial delays could also shorten any periods during which our products have patent protection and may allow our competitors to bring products to market before we do, which could impair our ability to successfully commercialize our vaccine candidates and may harm our business and results of operations.
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
We may experience difficulties in enrolling subjects in any clinical trials we may conduct for a variety of reasons. The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of subjects who remain in the study until its conclusion. The enrollment of subjects depends on many factors, including but not limited to:
•the eligibility and exclusion criteria defined in the protocol;
•the size of the population required for analysis of the trial’s primary endpoints;
•the proximity of volunteers to study sites;
•the design of the trial;
•our ability to recruit clinical trial investigators with the appropriate competencies and experience;
•our ability to obtain and maintain subject consents;
•the ability to monitor volunteers adequately during and after injection;
•the risk that volunteers enrolled in clinical trials will drop out of the trials before the injection of our vaccine candidates or trial completion; and
•the risks and disruptions related to patient and physician investigator recruitment and retention and study site initiation and clinical trial activities.
Based on our End-of-Phase 2 meeting with the FDA in October 2023, we believe there is agreement with the FDA on the clinical design of the VAX-24 adult Phase 3 program, including the approximate overall number of subjects, the primary and secondary endpoints for the pivotal, non-inferiority study as well as confirmation that the planned immunogenicity analyses are sufficient to support licensure and an efficacy study is therefore not required. In the event that we are required to conduct any field efficacy studies for VAX-24 or any of our other product candidates, enrollment of a sufficient number of subjects may require additional time and resources given widespread vaccination rates in the United States, particularly in the pediatric population. As a result, we may be required to conduct any such trials outside the United States, which could cause additional complexity and delay. Delays in enrollment may result in increased costs or may affect the timing or outcome of any clinical trials we may conduct, which could prevent completion of these trials and adversely affect our ability to advance the development of our vaccine candidates.
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
As we pursue approval and commercialization for our vaccine candidates overseas and conduct CMC and other operations overseas, we will be subject to additional risks related to operating in foreign countries, including but not limited to:
•differing regulatory requirements in foreign countries;
•unexpected changes in tariffs, trade barriers, price and exchange controls and other regulatory requirements;
•increased difficulties in managing the logistics and transportation of storing and shipping vaccine candidates abroad;
•import and export requirements and restrictions;
•differing and changing data protection and privacy regimes and requirements;
•economic weakness, including inflation and interest rates, or political instability in particular foreign economies and markets;
•compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;
•foreign taxes, including withholding of payroll taxes;
•foreign currency fluctuations, which could result in increased operating expenses and reduced revenue, and other obligations incident to doing business in another country;
•difficulties staffing and managing foreign operations;
•workforce uncertainty in countries where labor unrest is more common than in the United States;
•differing payor reimbursement regimes, governmental payors or patient self-pay systems and price controls;

•potential liability under the U.S. Foreign Corrupt Practices Act of 1977, as amended, or comparable foreign regulations;
•challenges enforcing our contractual and intellectual property rights, especially in those foreign countries that do not respect and protect intellectual property rights to the same extent as the United States;
•production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and
•business interruptions resulting from geopolitical actions, including war and terrorism.
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
As our discovery, development, manufacturing and commercialization plans and strategies develop, we have rapidly expanded our employee base and expect to continue to add managerial, operational, sales, research and development, marketing, financial and other personnel. Current and future growth imposes significant added responsibilities on members of management, including but not limited to:
•identifying, recruiting, integrating, maintaining and motivating additional employees;
•managing our internal development efforts effectively, including the clinical and FDA review process for our vaccine candidates, while complying with our contractual obligations to contractors and other third parties; and
•improving our operational, financial and management controls, reporting systems and procedures.

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
We may form or seek strategic alliances, create joint ventures or collaborations or enter into additional licensing arrangements with third parties that we believe will complement or augment our discovery, development, manufacturing and commercialization efforts with respect to our vaccine candidates and any future vaccine candidates that we may seek to develop. Any of these relationships may require us to incur non-recurring and other charges, increase our near and long-term expenditures, issue securities that dilute our existing stockholders or disrupt our management and business. In addition, we face significant competition in seeking appropriate strategic partners, and the negotiation process is time-consuming and complex. Moreover, we may not be successful in our efforts to establish a strategic partnership or other alternative arrangements for our vaccine candidates because they may be deemed to be at too early of a stage of development for collaborative effort, and third parties may not view our vaccine candidates as having the requisite potential to demonstrate safety, immunogenicity or efficacy. Any delays in entering into new strategic partnership agreements related to our vaccine candidates could delay the development, manufacturing and commercialization of our vaccine candidates in certain geographies for certain indications, which would harm our business prospects, financial condition and results of operations.
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

We may use third-party service providers and subprocessors, including our CROs, to help us operate our business and engage in processing on our behalf in a variety of contexts, including, without limitation, cloud-based infrastructure, data center facilities, encryption and authentication technology, employee email and other functions. We may also share Sensitive Information with our partners or other third parties in connection with our business. Our ability to monitor these third parties’ cybersecurity practices is limited, and these third parties may not have adequate information security measures in place. If our third-party service providers experience a cybersecurity incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if our third-party service providers fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. In addition, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties’ infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised.
Cyberattacks and cybersecurity incidents, malicious internet-based activity, online and offline fraud, and other similar activities threaten the confidentiality, integrity, and availability of our Sensitive Information and our information technology systems, and those of the third parties upon which we rely. Such threats are prevalent and continue to increase, are increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers”; threat actors; “hacktivists”; organized criminal threat actors; personnel (through theft or misuse); and sophisticated nation-state and nation-state supported actors. Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties upon which we rely may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our services.
We and the third parties upon which we rely are subject to a variety of evolving threats, including but not limited to software bugs; malicious code (such as viruses and worms); social-engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as a fake, and phishing attacks); employee error, theft or misuse; denial-of-service attacks (such as credential stuffing); malware (including as a result of advanced persistent threat intrusions); natural disasters; terrorism; war; telecommunication and electrical failures; supply-chain attacks; ransomware attacks; attacks enhanced or facilitated by artificial intelligence (“AI”); and other similar threats. In particular, severe ransomware attacks, including those perpetrated by organized criminal threat actors, nation-states, and nation-state-supported actors, are becoming increasingly prevalent and can lead to significant interruptions in our operations, loss of data and income, reputational harm and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. We may also be the subject of server malfunction, software or hardware failures, supply-chain cyberattacks, loss of data or other computer assets and other similar issues.
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
While we have implemented security measures designed to protect against cybersecurity incidents, there can be no assurance that these measures will be effective. We take steps designed to detect, mitigate, and remediate vulnerabilities in our information systems (such as our hardware and/or software, including that of third parties upon which we rely). We may not, however, be able to detect and remediate all such vulnerabilities, including on a timely basis. Despite our efforts to identify and remediate vulnerabilities, if any, in our information technology systems, our efforts may not be successful. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities. Vulnerabilities could be exploited and result in a cybersecurity incident.
Any of the previously identified or similar threats could cause a cybersecurity incident or other interruption. A cybersecurity incident or other interruption could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to data and could disrupt our ability (and that of third parties upon whom we rely) to provide our products or operate our business.
We may be required to expend significant resources, fundamentally change our business activities and practices, or modify our operations, including our clinical trial activities, or information technology in an effort to protect against cybersecurity incidents or other security breaches and to mitigate, detect and remediate actual or potential vulnerabilities. Certain data privacy and security obligations may require us to implement and maintain specific security measures or industry-standard or reasonable security measures to protect our information technology systems and Sensitive Information. If we (or a third party upon which we rely) experience a cybersecurity incident or are perceived to have experienced a cybersecurity incident, we may experience adverse consequences, including interruptions in our operations, which could result in a disruption of our development programs and our business operations. For example, the loss of clinical trial data from clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development, manufacturing and commercialization of our vaccine candidates could be delayed. Furthermore, consequences from an actual or perceived security breach may include: government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing data (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; interruptions in our operations (including availability of data); financial loss; and other similar harms. Cybersecurity incidents and attendant consequences may cause customers to stop using our platform/products/services, deter new customers from using our products, and negatively impact our ability to grow and operate our business.
Additionally, applicable data privacy and security obligations, including, without limitation, laws, regulations, guidance as well as our internal and external policies and our contractual obligations, may require us to notify relevant stakeholders of cybersecurity incidents or other security breaches, including affected individuals, partners, collaborators, regulators, law enforcement agencies, credit reporting agencies and others. Such disclosures are costly, and the disclosure or the failure to comply with such requirements could lead to litigation or other liability, fines, harm to our reputation, significant costs, or other materially adverse effects. There can be no assurance that any limitations or exclusions of liability in our contracts would be enforceable or adequate or protect us from liability or damages.
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
In addition to experiencing a cybersecurity incident, third parties may gather, collect, or infer sensitive data about us from public sources, data brokers, or other means that reveals competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position. Additionally, Sensitive Information of the Company, its vendors, or its partners could be leaked, disclosed, or revealed as a result of or in connection with our employees’, personnel’s, or vendors’ use of generative AI technologies.
Use of artificial intelligence in our operations could result in reputational or competitive harm and legal or regulatory liability.
We may incorporate AI solutions into our operations, and the use of AI involves various risks and challenges that could adversely affect our business. The development and deployment of AI systems involve inherent technical complexities and uncertainties, and our potential AI systems may encounter unexpected technical difficulties, limitations or errors, including inaccuracies in data processing or flawed algorithms. In addition, our competitors or other third parties may incorporate AI into their operations and products more quickly or more successfully than us, which could impair our ability to compete effectively.
The use of AI applications, including large language models, may in the future result in cybersecurity incidents that implicate the personal data of end users of such applications. Any such cybersecurity incidents related to our use of AI applications could adversely affect our business and reputation. AI also presents emerging ethical issues, and if our use of AI becomes controversial, we may experience brand or reputational harm, competitive harm, regulatory scrutiny or legal liability. In addition, use of personal data in generative AI technologies is subject to various privacy laws and other privacy obligations.
Governments have passed and are likely to pass additional laws regulating generative AI. The introduction of AI technologies into our operations may result in new or enhanced governmental or regulatory scrutiny, litigation, confidentiality or security risks or other complications that could adversely affect our business. The regulatory landscape governing AI technologies is evolving rapidly, and changes in laws, regulations or enforcement practices may impose new compliance requirements, restrict certain AI applications or increase our regulatory obligations, which could negatively impact our business.
Natural or man-made disasters or business disruptions could seriously harm our future revenue and financial condition and increase our costs and expenses.
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
We face an inherent risk of product liability as a result of the clinical testing of our vaccine candidates and will face an even greater risk if we commercialize any products. For example, we may be sued if our vaccine candidates cause or are perceived to cause injury or are found to be otherwise unsuitable during clinical testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our vaccine candidates. Even successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:
•decreased demand for our vaccine candidates;
•injury to our reputation;
•withdrawal of clinical trial participants;
•initiation of investigations by regulators;
•costs to defend the related litigation;
•a diversion of management’s time and our resources;
•substantial monetary awards to trial participants or patients;
•product recalls, withdrawals or labeling, marketing or promotional restrictions;
•loss of revenue;
•exhaustion of any available insurance and our capital resources;
•the inability to commercialize any vaccine candidate; and
•a decline in our share price.
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
The Infrastructure Investment and Jobs Act was signed on November 15, 2021, and it contained several tax provisions, including changes to the Employee Retention Tax Credit and changes to excise taxes. These provisions do not have a material impactful to our current tax provision.
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
The American Rescue Plan Act was signed on March 11, 2021. One of the provisions of the Act included expanding the definition of covered employees subject to IRC 162(m) to include an additional top five highest compensated officers beyond the CEO, CFO, and three highest paid employees currently covered under IRC 162(m). This expanded provision is applicable for tax years beginning after December 31, 2026. We do not believe that this update to IRC 162(m) would have a material impact on our income tax provision currently and will continue to monitor this provision.
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
We do not have the infrastructure or capability internally to manufacture supplies for our vaccine candidates or the materials necessary to produce our vaccine candidates for use in the conduct of our preclinical studies or clinical trials, and we lack the internal resources and the capability to manufacture any of our vaccine candidates on a preclinical, clinical or commercial scale. We have entered into an agreement with Sutro Biopharma to supply us with extract and custom reagents for use in manufacturing non-clinical and certain clinical supply of vaccine compositions. Pursuant to the Manufacturing Rights Agreement, we obtained exclusive rights to independently, or through certain third parties, develop, improve and manufacture cell-free extract for use in connection with our vaccine candidates. We have engaged Lonza to perform manufacturing process development and clinical manufacture and supply of components for VAX-24 and VAX-31, including the manufacture of polysaccharide antigens, our proprietary eCRM protein carrier and conjugated drug substances.
In addition, Lonza is currently in the process of manufacturing certain components of our vaccine candidates on a clinical scale. In October 2023, Vaxcyte GmbH and Lonza entered into the Commercial Manufacturing and Supply Agreement pursuant to which Lonza will (i) construct and build out a Suite at Lonza’s facilities in Visp, Switzerland to manufacture the Products, and (ii) maintain and operate the Suite (utilizing Lonza’s employees) to manufacture the Products as a service provided to Vaxcyte GmbH. Pursuant to the Commercial Manufacturing and Supply Agreement, Lonza will be a preferred, non-exclusive, supplier of the Products to Vaxcyte GmbH, and Vaxcyte GmbH retains the right to procure the Products from one or more alternate and/or backup manufacturers of the Products (including at our own facilities). Our agreements with Lonza are denominated in Swiss Francs (“CHF”). Fluctuations in the exchange rate for CHF may increase our costs and affect our operating results.
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
In addition, our anticipated reliance on a limited number of third-party suppliers and manufacturers exposes us to the following risks, among others:
•We may be unable to identify manufacturers on acceptable terms or at all because the number of potential manufacturers is limited and the FDA may have questions regarding any replacement contractor. This may require new testing and regulatory interactions. In addition, a new manufacturer would have to be educated in, or develop substantially equivalent processes for, production of our products after receipt of FDA questions, if any;

•Our third-party suppliers and manufacturers might be unable to timely formulate and manufacture or supply raw materials for our vaccine candidates or produce the quantity and quality required to meet our clinical and commercial needs, if any. For example, if Sutro Biopharma, the independent alternate CMO or the designated third parties under the Manufacturing Rights Agreement are unable to provide a sufficient supply of cell-free extract, our third-party manufacturers may be delayed in their production of intermediate components, which may lead to delays of our drug substance manufacturing campaigns. Additionally, if Lonza is unable to identify a timely or manageable solution for handling cell-free extract during our clinical studies, such studies may be delayed, and we will incur additional costs;
•Contract manufacturers may not be able to execute our manufacturing procedures appropriately;
•Our future contract manufacturers may not perform as agreed or may not remain in the contract manufacturing business for the time required to supply our clinical trials or to successfully produce, store and distribute our products;
•Manufacturers are subject to ongoing periodic unannounced inspection by the FDA, the Drug Enforcement Administration and corresponding state agencies to ensure strict compliance with cGMP and other government regulations and corresponding foreign standards. We do not have control over third-party manufacturers’ compliance with these regulations and standards;
•We may not own, or may have to share, the intellectual property rights to any improvements made by our third-party manufacturers in the manufacturing process for our products; and
•Our third-party suppliers and manufacturers could breach or terminate their agreement with us.
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
Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of preclinical studies of our vaccine candidates may not be predictive of the results of early-stage or later-stage clinical trials, and results of early clinical trials of our vaccine candidates may not be predictive of the results of later-stage clinical trials. The results of clinical trials in one set of patients or indications may not be predictive of those obtained in another. In some instances, there can be significant variability in safety and immunogenicity or efficacy results between different clinical trials of the same vaccine candidate due to numerous factors, including changes in trial procedures set forth in protocols, differences in the size and type of the patient populations, changes in and adherence to the dosing regimen and other clinical trial protocols and the rate of dropout among clinical trial participants. Vaccine candidates in later stages of clinical trials may fail to show the desired safety and immunogenicity or efficacy profile despite having progressed through preclinical studies and initial clinical trials. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of immunogenicity or efficacy or unacceptable safety issues, notwithstanding promising results in earlier trials. Most vaccine candidates that begin clinical trials are never approved by regulatory authorities for commercialization. In addition, even if such clinical trials are successfully completed, we cannot guarantee that the FDA or foreign regulatory authorities will interpret the results as we do, and more trials could be required before we submit a BLA or other marketing application.
We may also experience delays in completing planned clinical trials for a variety of reasons, including delays related to:
•obtaining regulatory authorization to begin a trial, if applicable;
•the availability of financial resources to commence and complete the planned trials;
•reaching agreement on acceptable terms with prospective CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
•obtaining approval at each clinical trial site by an independent IRB;
•recruiting suitable volunteers to participate in and complete a trial;
•clinical trial sites deviating from trial protocol or dropping out of a trial;
•addressing any safety concerns that arise during the course of a trial;
•adding new clinical trial sites; or
•manufacturing sufficient quantities of qualified materials under cGMPs and applying them for use in clinical trials.
We could also encounter delays if physicians encounter unresolved ethical issues associated with enrolling patients in clinical trials of our vaccine candidates in lieu of using existing vaccines that have established safety and immunogenicity or efficacy profiles. Further, a clinical trial may be suspended or terminated by us, the IRBs for the institutions in which such trials are being conducted or by the FDA or other regulatory authorities due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a vaccine candidate, changes in governmental regulations or administrative actions, lack of adequate funding to continue the clinical trial or based on a recommendation by the data safety monitoring board. If we experience termination of, or delays in the completion of, any clinical trial of our vaccine candidates, the commercial prospects for our vaccine candidates will be harmed, and our ability to generate product revenue will be delayed. In addition, any delays in completing our clinical trials will increase our costs, slow down our product development and approval process and jeopardize our ability to commence product sales and generate revenue.
Many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may ultimately lead to the denial of regulatory approval of our vaccine candidates.
The FDA may disagree with our regulatory plan, and we may fail to obtain regulatory approval of our vaccine candidates.
The general approach for FDA approval of a new biologic or drug is for the sponsor to provide dispositive data from two Phase 3 clinical trials of the relevant biologic or drug in the relevant patient population. Phase 3 clinical trials typically involve hundreds of patients, have significant costs and are time consuming. While we are still in the process of having discussions with the FDA regarding our Phase 3 regulatory plans, including discussions regarding our CMC strategy, the FDA may ultimately disagree with our regulatory strategy or we may be unable to successfully complete development to the FDA’s satisfaction. We believe our previously reported topline results for VAX-24 support clinical non-inferiority to PCV20, but there can be no assurance that this approach in pivotal studies will be sufficient for regulatory approval.

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
Our clinical trial results may also not support approval. In addition, our vaccine candidates could fail to receive regulatory approval for many reasons, including the following:
•the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials;
•we may be unable to demonstrate to the satisfaction of the FDA or comparable foreign regulatory authorities that our vaccine candidates are safe and effective;
•the results of clinical trials may not meet the level of statistical significance required by the FDA or comparable foreign regulatory authorities for approval;
•we may be unable to demonstrate that our vaccine candidates’ clinical and other benefits outweigh their safety risks;
•any changes to the required threshold for the achievement of non-inferiority using established surrogate immune endpoints that our PCVs will need to meet in our clinical trials;
•any vaccine to be approved in pediatric populations may need to undergo extensive vaccine-vaccine interference studies with the standard-of-care pediatric vaccine regimen;
•the need to perform superiority or field efficacy trials, which can be larger, longer and more costly, if an existing vaccine is approved for a disease indication;
•the FDA or comparable foreign regulatory authorities may disagree with our interpretation of data from preclinical studies or clinical trials;
•the data collected from clinical trials of our vaccine candidates may not be sufficient to the satisfaction of the FDA or comparable foreign regulatory authorities to support the submission of a BLA or other comparable submission in foreign jurisdictions or to obtain regulatory approval in the United States or elsewhere;
•the FDA or comparable foreign regulatory authorities will inspect the commercial manufacturing facilities we may utilize and may not approve such facilities; and
•the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.
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
•restrictions on the marketing or manufacturing of our vaccine candidates, withdrawal of the product from the market or voluntary or mandatory product recalls;
•fines, warning letters or holds on clinical trials;
•refusal by the FDA to approve pending applications or supplements to approved applications filed by us or suspension or revocation of regulatory approvals;
•exclusion from participating in government-funded healthcare programs, such as Medicare and Medicaid;
•product seizure or detention, or refusal to permit the import or export of our vaccine candidates; and
•injunctions or the imposition of civil or criminal penalties.
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
The Biologics Price Competition and Innovation Act of 2009 (the “BPCIA”) established an abbreviated pathway for the approval of biosimilar and interchangeable biological products. The regulatory pathway establishes legal authority for the FDA to review and approve biosimilar biologics, including the possible designation of a biosimilar as “interchangeable” based on its similarity to an approved biologic. Under the BPCIA, an application for a biosimilar product cannot be approved by the FDA until twelve years after the reference product was approved under a BLA and the FDA will not accept an application for a biosimilar or interchangeable product based on the reference biological product until four years after the date of first licensure of the reference product. The law is complex and is still being interpreted and implemented by the FDA. As a result, its ultimate impact, implementation and meaning are subject to uncertainty. While it is uncertain when such processes intended to implement the BPCIA may be fully adopted by the FDA, any such processes could have a material adverse effect on the future commercial prospects for our biological products.
In addition, there is a risk that any exclusivity period we receive for any of the vaccine candidates we develop that is approved in the United States as a biological product under a BLA could be shortened due to congressional action or otherwise, or that the FDA will not consider the subject vaccine candidates to be reference products for competing products, potentially creating the opportunity for generic competition sooner than anticipated. Moreover, the extent to which a biosimilar, once approved, will be substituted for any one of the reference products in a way that is similar to traditional generic substitution for non-biological products is not yet clear, and will depend on a number of marketplace and regulatory factors that are still developing.
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
These laws may constrain the business or financial arrangements and relationships through which we conduct our operations, including how we research, market, sell and distribute our vaccine candidates, if approved. Such laws include:

•the U.S. federal Anti-Kickback Statute, which prohibits, among other things, persons or entities from knowingly and willfully soliciting, offering, receiving or providing any remuneration (including any kickback, bribe or certain rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, lease, order or recommendation of, any good, facility, item or service, for which payment may be made, in whole or in part, under any U.S. federal healthcare program, such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
•the U.S. federal civil and criminal false claims laws, including the civil False Claims Act, which can be enforced through civil whistleblower or qui tam actions, and civil monetary penalties laws, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, to the U.S. federal government, claims for payment or approval that are false or fraudulent, knowingly making, using or causing to be made or used, a false record or statement material to a false or fraudulent claim, or from knowingly making a false statement to avoid, decrease or conceal an obligation to pay money to the U.S. federal government. Pharmaceutical manufacturers can cause false claims to be presented to the U.S. federal government by engaging in impermissible marketing practices, such as the off-label promotion of a product for an indication for which it has not received FDA approval. In addition, the government may assert that a claim, including items and services resulting from a violation of the U.S. federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act;
•the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) which , among other things, imposes criminal liability for knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, regardless of the payor (e.g., public or private), or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement, in connection with the delivery of, or payment for, healthcare benefits, items or services. Similar to the U.S. federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the healthcare fraud statute implemented under HIPAA or specific intent to violate it in order to have committed a violation;
•HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (the “HITECH”) and its implementing regulations, which also impose certain obligations, including mandatory contractual terms, with respect to safeguarding the privacy and security of individually identifiable health information of covered entities subject to the rule, including health plans, healthcare clearinghouses and certain healthcare providers and their business associates that perform certain services involving the use or disclosure of individually identifiable health information for or on their behalf, as well as their covered subcontractors. HITECH also created tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions;
•the Federal Food Drug or Cosmetic Act, which prohibits, among other things, the adulteration or misbranding of drugs, biologics and medical devices;
•the U.S. Physician Payments Sunshine Act and its implementing regulations, which require certain manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare & Medicaid Services (“CMS”) information related to certain payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other healthcare professionals (such as physician assistants and nurse practitioners), and teaching hospitals, as well as information regarding ownership and investment interests held by the physicians described above and their immediate family members;
•analogous U.S. state laws and regulations, including: state anti-kickback and false claims laws, which may apply to our business practices, including but not limited to, research, distribution, sales and marketing arrangements and claims involving healthcare items or services reimbursed by any third-party payor, including private insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the U.S. federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws and regulations that require drug manufacturers to file reports relating to pricing and marketing information, which require tracking gifts and other remuneration and items of value provided to healthcare professionals and entities; state and local laws requiring the registration of pharmaceutical sales representatives; and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts;
•similar healthcare laws and regulations in the EU and other jurisdictions, including reporting requirements detailing interactions with and payments to healthcare providers; and

•laws governing the privacy and security of certain protected information, such as the EU GDPR, and the CCPA, which impose obligations and restrictions on the collection, use and disclosure of personal data (including health data) relating to individuals located in the European Economic Area (“EEA”) and California, respectively.
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
Successful sales of our vaccine candidates, if approved, depend on the availability of coverage and adequate reimbursement from third-party payors, including governmental healthcare programs, such as Medicare and Medicaid, managed care organizations and commercial payors, among others. Significant uncertainty exists as to the coverage and reimbursement status of any vaccine candidates for which we obtain regulatory approval.
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
Third-party payors decide which drugs and treatments they will cover and the amount of reimbursement. Reimbursement by a third-party payor may depend upon a number of factors, including, but not limited to, the third-party payor’s determination that use of a product is:
•a covered benefit under its health plan;
•safe, effective and medically necessary;
•appropriate for the specific patient;
•cost-effective; and
•neither experimental nor investigational.
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
In the United States and some foreign jurisdictions, there have been, and we expect there will continue to be, several legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of vaccine candidates, restrict or regulate post-approval activities and affect our ability to profitably sell any vaccine candidates for which we obtain marketing approval. In particular, there have been and continue to be a number of initiatives at the U.S. federal and state levels that seek to reduce healthcare costs and improve the quality of healthcare. For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “ACA”), was passed, which substantially changed the way healthcare is financed by both governmental and private payors in the United States. The ACA, among other things: (i) increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extended the rebate program to individuals enrolled in Medicaid managed care organizations; (ii) created a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for certain drugs and biologics that are inhaled, infused, instilled, implanted or injected; (iii) established an annual, nondeductible fee on any entity that manufactures or imports certain specified branded prescription drugs and biologic agents apportioned among these entities according to their market share in specific government healthcare programs; (iv) expanded the eligibility criteria for Medicaid programs; (v) created a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research; (vi) created a new Medicare Part D coverage gap discount program, in which manufacturers must now agree to offer 70% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D; (vii) and established a Center for Medicare & Medicaid Innovation at the CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drugs.
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
Further, in the United States there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug and biological product pricing, reduce the cost of prescription drugs and biological products under government payor programs and review the relationship between pricing and manufacturer patient programs. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the Department of Health and Human Services (“HHS”) released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. Further, the IRA will, among other things, (i) directs HHS to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare, and subject drug manufacturers to civil monetary penalties and a potential excise tax by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law, and (ii) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. However, the IRA does not change either the VFC or the provisions added in 2010 under the ACA. VFC was established to give first-dollar coverage to children up to 18 years of age whose families could not pay for vaccinations while the ACA guaranteed coverage of vaccines without cost sharing for Americans who are either privately insured or newly covered in states that expanded Medicaid. The IRA did help with vaccine access by eliminating cost sharing for adult vaccines covered under Medicare Part D and mandating that all state Medicaid programs cover certain adult vaccines and their administration without cost sharing. Further, many vaccines are excluded from Medicare Part B rebate requirements. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. These provisions take effect progressively starting in fiscal year 2023. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations, although the Medicare drug negotiation program is currently subject to legal challenges. HHS has and will continue to issue and update guidance as these programs are implemented. It is currently unclear how the IRA will be effectuated but is likely to have a significant impact on the pharmaceutical industry. Further, in response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the CMS Innovation Center which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. Further, on December 7, 2023, the Biden administration announced an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, in September 2020, the FDA issued a final rule that sets up a legal framework for allowing the importation of certain prescription drugs from Canada, and CMS issued guidance that addresses the treatment of certain imported drugs under the Medicaid Drug Rebate Program. On January 5, 2024, FDA authorized the state of Florida’s Section 804 Importation Program, which is the first major step in allowing the state to import certain prescription drugs from Canada. If the program is ultimately approved, it will be the first such program authorized in the United States. Further, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine which drugs, biological products and suppliers will be included in their healthcare programs. Furthermore, there has been increased interest by third-party payors and governmental authorities in reference pricing systems and publication of discounts and list prices.
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
We are increasingly subject to stringent and rapidly changing U.S. and foreign laws, regulations, and rules, contractual obligations, industry standards, policies and other obligations related to privacy and data security. The obligations and restrictions imposed by these requirements can lead to substantial related implementation costs. In addition, our actual or perceived failure to comply with applicable laws and other obligations related to privacy and data security could lead to regulatory investigations or actions; litigation (including class claims) and mass arbitration demands; reputational harm; fines and penalties; loss or revenue or profits; and other adverse business consequences.
In the ordinary course of business, we process personal data and other Sensitive Information. We are subject to or affected by numerous evolving federal, state and foreign laws and regulations, as well as policies, contracts and other obligations governing the collection, use, disclosure, retention, and security of personal data. The global data privacy and protection landscape is rapidly evolving, and implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future.
For example, HIPAA, as amended by HITECH, imposes requirements relating to the privacy and security of individually identifiable health information on health plans, healthcare clearinghouses and certain healthcare providers, as well as their respective contractors and their covered subcontractors that perform services for them involving individually identifiable health information. Additionally, certain states have adopted healthcare privacy and security laws and regulations that impose restrictions and obligations comparable to those listed under HIPAA, some of which can be more stringent than HIPAA. In the event we fail to properly maintain the privacy and security of individually identifiable health information governed by HIPAA or comparable state laws that are imposed on covered contractors or subcontractors, or we are responsible for an unauthorized disclosure or security breach of such information, we could be subject to enforcement action under HIPAA or comparable state laws, and significant civil and criminal penalties, and fines.
In the United States, federal, state, and local governments have enacted numerous data privacy and data security laws beyond HIPAA and other healthcare privacy laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). For example, the CCPA imposes obligations on covered businesses, including but not limited to, providing specific disclosures in privacy notices and affording California residents certain rights related to their personal data. In addition, the CPRA expanded the CCPA’s requirements, including by adding new rights allowing individuals to opt out of the sharing (as defined under the CCPA) of and correct their personal data and limit the use and disclosure of their sensitive personal data, as well as by establishing a new California Privacy Protection Agency to implement and enforce, alongside the California Attorney General, the CCPA. Other U.S. states have also recently enacted comprehensive data privacy laws—including Virginia, Connecticut, Utah, Colorado, Delaware, Indiana, Iowa, Kentucky, Montana, New Hampshire, New Jersey, Oregon, Tennessee, and Texas—and other local, state, and federal laws are currently under consideration. Certain states also impose stricter requirements, such as conducting data privacy impact assessments, for processing certain personal data, including sensitive information. These state laws allow for statutory fines for noncompliance. For example, the CCPA allows for fines of up to $7,500 per intentional violation and allows for private litigants affected by certain data breaches to recover significant statutory damages. While these states, like the CCPA, also exempt some data processed in the context of clinical trials, these developments further complicate compliance efforts, and increase legal risk and compliance costs for us and the third parties upon which we rely. If we become subject to new data privacy laws, at the state level, the risk of enforcement action against us could increase because we may become subject to additional obligations, and the number of individuals or entities that can initiate actions against us may increase (including individuals, via a private right of action, and state actors).
We are and may also additionally become subject to a growing body of privacy, data security and data protection laws outside of the United States as we expand our business and clinical trial activities. For example, the EU GDPR and the UK GDPR impose strict requirements for processing the personal data of individuals located, respectively within the EEA and the United Kingdom (the “UK”). Under either law, companies may face temporary or definitive bans on data processing and other corrective actions, fines of up to 20 million Euros under the EU GDPR, 17.5 million pounds sterling under the UK GDPR or, in each case, 4% of annual global revenue, whichever is greater; or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests.
In addition, many jurisdictions have enacted data localization laws and cross-border personal data transfer laws. These laws may make it more difficult for companies to transfer personal data across jurisdictions, which could impede our business. In particular, the EEA and the UK have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it generally believes are inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EEA standard contractual clauses, the UK’s International Data Transfer Agreement / Addendum, and the EU-U.S. Data Privacy Framework and the UK extension thereto (which allows for transfers to relevant U.S.-based organizations who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. If we need but cannot implement a valid compliance mechanism for cross-border privacy and security transfers, or if the requirements for a legally-compliant transfer are too onerous, we may face increased exposure to regulatory actions, substantial fines, and injunctions against processing or transferring personal data from Europe or elsewhere. The inability to import personal data to the United States could significantly and negatively impact our business operations, including by limiting our ability to conduct clinical trial activities in Europe and elsewhere; limiting our ability to collaborate with parties that are subject to European and other data privacy and security laws; or requiring us to increase our personal data processing capabilities in Europe and/or elsewhere at significant expense.
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
Although we endeavor to comply with all applicable data privacy and security obligations, we may at times fail (or be perceived to have failed) to do so. Moreover, despite our efforts, our personnel or third parties upon which we rely may fail (or be perceived to have failed) to comply with such obligations, which could negatively impact our business operations and compliance posture. If we or the third parties on which we rely fail, or are perceived to have failed, to address or comply with data privacy and security obligations, we could face significant consequences. These consequences may include, but are not limited to, government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class-related claims) and mass arbitration demands; consent decrees that impose additional reporting requirements and/or oversight; bans on processing personal data; orders to destroy or not use personal data; and imprisonment of company officials. In particular, plaintiffs have become increasingly more active in bringing privacy-related claims against companies, including class claims and mass arbitration demands. Some of these claims allow for the recovery of statutory damages on a per violation basis, and, if viable, carry the potential for monumental statutory damages, depending on the volume of data and the number of violations. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: loss of customers; interruptions or stoppages in our business operations (including clinical trials); inability to process personal data or to operate in certain jurisdictions; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or revision or restructuring of our operations.
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
The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our owned and licensed patents may be challenged in the courts or patent offices in the United States and abroad. Such challenges may result in loss of exclusivity or freedom to operate or in patent claims being narrowed, invalidated or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our technology and products. Generally, issued patents are granted a term of 20 years from the earliest claimed non-provisional filing date. In certain instances, a patent term can be adjusted to recapture a portion of delay by the USPTO in examining the patent application (patent term adjustment (“PTA”)) or extended to account for the term effectively lost as a result of the FDA regulatory review period (patent term extension), or both. The scope of patent protection may also be limited. Without patent protection for our current or future vaccine candidates, we may be open to competition from generic versions of such products. Given the amount of time required for the development, testing and regulatory review of new vaccine candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.
If we fail to comply with our obligations under any license, collaboration or other agreements, we may be required to pay damages and could lose intellectual property rights that are necessary for developing and protecting our vaccine candidates.
We have licensed certain intellectual property rights related to the XpressCFTM platform, components of our PCV candidates, and methods of making components of VAX-24 from Sutro Biopharma and University of Georgia Research Foundation, Inc. We also license certain intellectual property rights related to a non-cross-reactive Group A Strep carbohydrate antigen and related methods of production from the Regents of the University of California. If, for any

reason, these agreements are terminated or we otherwise lose those rights, it could adversely affect our business. These agreements impose, and any future collaboration agreements or license agreements we enter into are likely to impose, various development, commercialization, funding, milestone, royalty, diligence, sublicensing, insurance, patent prosecution and enforcement or other obligations on us. If we breach any material obligations, or use the intellectual property licensed to us in an unauthorized manner, we may be required to pay damages and the licensor(s) may have the right to terminate the license, which could result in us being unable to develop, manufacture and sell products that are covered by the licensed technology or enable a competitor to gain access to the licensed technology.
Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for noncompliance with these requirements.
Periodic maintenance fees on any issued patent are due to be paid to the USPTO and other foreign patent agencies in several stages over the lifetime of the patent. The USPTO and various foreign national or international patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. While an inadvertent lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Noncompliance events that could result in abandonment or lapse of patent rights include, but are not limited to, failure to timely file national and regional stage patent applications based on our international patent application, failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. If we or our licensors fail to maintain the patents and patent applications covering VAX-24 or any future vaccine candidate, or the XpressCFTM platform, our competitors might be able to enter the market, which would have an adverse effect on our business.
Third-party claims or litigation alleging infringement of patents or other proprietary rights, or seeking to invalidate our patents or other proprietary rights, may delay or prevent the development, manufacturing and commercialization of VAX-24 or VAX-31 and any future vaccine candidate.
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
The United States has enacted and implemented wide-ranging patent reform legislation. The U.S. Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on actions by the U.S. Congress, the federal courts and the USPTO, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce patents that we have licensed or that we might obtain in the future. For example, recent decisions raise questions regarding the award of PTA for patents in families where related patents have issued without PTA. Thus, it cannot be said with certainty how PTA will/will not be viewed in future and whether patent expiration dates may be impacted. Similarly, changes in patent law and regulations in other countries or jurisdictions or changes in the governmental bodies that enforce them or changes in how the relevant governmental authority enforces patent laws or regulations may weaken our ability to obtain new patents or to enforce patents that we have licensed or that we may obtain in the future. For example, the complexity and uncertainty of European patent laws have also increased in recent years. In Europe, a new unitary patent system took effect June 1, 2023, which will significantly impact European patents, including those granted before the introduction of such a system. Under the unitary patent system, European applications have the option, upon grant of a patent, of becoming a Unitary Patent which will be subject to the jurisdiction of the Unitary Patent Court (“UPC”). As the UPC is a new court system, there is no precedent for the court, increasing the uncertainty of any litigation. Patents granted before the implementation of the UPC have the option of opting out of the jurisdiction of the UPC and remaining as national patents in the UPC countries. Patents that remain under the jurisdiction of the UPC will be potentially vulnerable to a single UPC-based revocation challenge that, if successful, could invalidate the patent in all countries who are signatories to the UPC. We cannot predict with certainty the long-term effects of any potential changes.
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
The market price of our common stock may be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q, these factors include, but are not limited to:
•the commencement, enrollment or results of our planned or future preclinical studies or clinical trials of our vaccine candidates and those of our competitors;
•regulatory or legal developments in the United States and abroad;
•the success of competitive vaccines or technologies;
•developments or disputes concerning patent applications, issued patents or other proprietary rights;
•the level of expenses related to our vaccine candidates or preclinical and clinical development programs;
•the results of our efforts to develop additional vaccine candidates;
•actual or anticipated changes in estimates as to financial results, development timelines or recommendations or reports by securities analysts;
•the level of expenses and capital investment related to manufacturing our vaccine candidates;
•our inability to obtain or delays in obtaining adequate supply for any approved vaccine candidate;
•significant lawsuits, including patent or stockholder litigation;
•variations in our financial results or those of companies perceived to be similar to us;
•changes in the structure of healthcare payment systems, including coverage and adequate reimbursement for any approved vaccine;
•general economic, political and market conditions, including high inflation rates, bank failures, changes in interest rates, government tapering policies and the conflicts in Ukraine and the Middle East, and overall fluctuations in the financial markets in the United States and abroad; and
•investors’ general perception of us and our business.
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
Provisions in our amended and restated certificate of incorporation and amended and restated bylaws may discourage, delay or prevent a merger, acquisition or other change in control of us that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. These provisions also could limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. In addition, because our board of directors (“Board”) is responsible for appointing the members of our management team, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our Board. Among other things, these provisions:
•establish a classified Board such that not all members of the Board are elected at one time;
•allow the authorized number of our directors to be changed only by resolution of our Board;
•limit the manner in which stockholders can remove directors from the Board;
•establish advance notice requirements for stockholder proposals that can be acted on at stockholder meetings and nominations to our Board;
•require that stockholder actions must be effected at a duly called stockholder meeting and prohibit actions by our stockholders by written consent;
•prohibit our stockholders from calling a special meeting of our stockholders;
•authorize our Board to issue preferred stock without stockholder approval, which could be used to institute a stockholder rights plan, or so-called “poison pill,” that would work to dilute the stock ownership of a potential hostile acquirer, effectively preventing acquisitions that have not been approved by our Board; and

•require the approval of the holders of at least 66 2⁄3% of the votes that all our stockholders would be entitled to cast to amend or repeal certain provisions of our charter or bylaws.
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
Our amended and restated certificate of incorporation and amended and restated bylaws provide that we will indemnify our directors and officers, in each case, to the fullest extent permitted by Delaware law. Delaware law provides that directors of a corporation will not be personally liable for monetary damages for any breach of fiduciary duties as directors, except liability for:
•any breach of the director’s duty of loyalty to the corporation or its stockholders;
•any act or omission not in good faith or that involves intentional misconduct or a knowing violation of law;
•unlawful payments of dividends or unlawful stock repurchases or redemptions; or
•any transaction from which the director derived an improper personal benefit.
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
Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware (or, in the event that the Court of Chancery does not have jurisdiction, the federal district court for the District of Delaware or other state courts of the State of Delaware), to the fullest extent permitted by applicable law, is the exclusive forum for the following types of actions or proceedings under Delaware statutory or common law:
•any derivative action or proceeding brought on our behalf;
•any action or proceeding asserting a claim of breach of a fiduciary duty owed by any of our current or former directors, officers or other employees to us or our stockholders;
•any action or proceeding asserting a claim against us or any of our current or former directors, officers or other employees, arising out of or pursuant to any provision of the DGCL, our certificate of incorporation or our bylaws;

•any action or proceeding to interpret, apply, enforce or determine the validity of our certificate of incorporation or our bylaws; and
•any action or proceeding asserting a claim against us by any of our directors, officers or other employees governed by the internal affairs doctrine.
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
The cash and cash equivalents that we use to meet our working capital and operating expense needs and investments we hold are held and managed with financial institutions. If any of the financial institutions in which we hold such funds fails or is subject to significant adverse conditions in the financial or credit markets, we could be subject to a risk of loss of all or a portion of such uninsured funds or be subject to a delay in accessing all or a portion of such uninsured funds. Any such loss or lack of access to these funds could adversely impact our short-term liquidity and ability to meet our operating expense obligations. For example, on March 10, 2023, the California Department of Financial Protection and Innovation took control of Silicon Valley Bank (“SVB”) and appointed the Federal Deposit Insurance Corporation (“FDIC”) as receiver. While SVB was our primary bank at the time, we have not experienced any losses on our deposits or investments with SVB as a result of this market event. We continue to maintain a banking relationship with SVB, which is almost entirely comprised of our funds held in custodial accounts of a third-party institution for which SVB Asset Management was the advisor (“SVB Custodial Accounts”). While we were able to recover all deposited amounts from SVB, and continue to have access to all investments held in the SVB Custodial Accounts, there can be no assurance that our current or future banks will not face similar risks as SVB or that we will be able to recover in full our deposits in the event of similar closures. If one or any of the financial institutions in which we hold our funds for working capital and operating expense needs were to fail, we cannot provide any assurances that such governmental agencies would take action to protect our uninsured deposits in a similar manner.
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
If we fail to maintain proper and effective internal control over financial reporting, our ability to produce accurate and timely consolidated financial statements could be impaired, investors may lose confidence in our financial reporting and the trading price of our common stock may decline.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(a)Recent Sales of Unregistered Equity Securities
None.
(b)Use of Proceeds
Not applicable.
(c)Issuer Purchases of Equity Securities
None.
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Trading Arrangements
The adoption or termination of contracts, instructions or written plans for the purchase or sale of our securities by our Section 16 officers or directors for the three months ended March 31, 2024, each of which was entered into during an open trading window and is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (“10b5-1 Plan”), were as follows:
Halley Gilbert, our Board and Audit Committee member, adopted a 10b5-1 Plan on March 1, 2024. Ms. Gilbert’s 10b5-1 Plan provides for the potential exercise and sale of up to 51,950 shares of our common stock, and expires on May 31, 2025, or upon the earlier completion of all authorized transactions thereunder.
Jim Wassil, our Chief Operating Officer, adopted a 10b5-1 Plan on March 1, 2024. Mr. Wassil’s 10b5-1 Plan provides for the potential exercise and sale of up to 108,000 shares of our common stock, and expires on September 1, 2025, or upon the earlier completion of all authorized transactions thereunder.
During the three months ended March 31, 2024, none of the Company’s other directors or Section 16 officers adopted, modified or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits.

		Incorporated by Reference
Exhibit Number	Description	Schedule Form	File Number	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Vaxcyte, Inc., as amended.	8-K	001-39323	3.1	June 16, 2020

3.2	Amended and Restated Bylaws of Vaxcyte, Inc., as amended.	10-Q	001-39323	3.2	November 6, 2023

4.1	Form of Common Stock Certificate of the Registrant.	S-1/A	333-238630	4.1	June 8, 2020

4.2	Form of Pre-Funded Warrant.	8-K	001-39323	4.1	January 13, 2022

4.3	Form of Pre-Funded Warrant.	8-K	001-39323	4.1	October 27, 2022

4.4	Form of Pre-Funded Warrant.	8-K	001-39323	4.1	April 20, 2023

4.5	Form of Pre-Funded Warrant.	8-K	001-39323	4.1	January 31, 2024

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document: the instance document does not appear in the interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Inline XBRL for the cover page of the Quarterly Report on Form 10-Q included in the Exhibit 101 Inline XBRL Document Set.
_______________________________________________
*Filed herewith.
†The certification attached as Exhibit 32.1 that accompanies this Quarterly Report on Form 10-Q is not deemed filed with the SEC and is not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vaxcyte, Inc.

Date: May 8, 2024	By:	/s/ Grant E. Pickering
Grant E. Pickering
Chief Executive Officer

Date: May 8, 2024	By:	/s/ Andrew Guggenhime
Andrew Guggenhime
President and Chief Financial Officer