Form 10-Q
period 2024-06-30
Vaxcyte, Inc.
filed 2024-08-06
CIK 1649094

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________________
FORM 10-Q
___________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐     No   ☒
As of August 2, 2024, the registrant had 111,609,671 shares of common stock, $0.001 par value per share, outstanding.

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
•our expectations regarding our preclinical study results and prior clinical study results potentially being predictive of future clinical study results;
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

PART I—FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
VAXCYTE, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(unaudited)

	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$518,670	$397,451
Short-term investments	934,027	682,776
Prepaid expenses and other current assets	28,782	15,727
Total current assets	1,481,479	1,095,954
Property and equipment, net	125,973	79,626
Operating lease right-of-use assets	26,779	30,997
Long-term investments	399,243	162,675
Restricted cash	1,103	1,103
Other assets	52,690	37,562
Total noncurrent assets	605,788	311,963
Total assets	$2,087,267	$1,407,917

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$10,466	$14,587
Accrued compensation	6,463	11,056
Accrued manufacturing expenses	36,472	52,767
Accrued expenses	22,153	59,815
Operating lease liabilities — current	7,293	7,113
Total current liabilities	82,847	145,338
Operating lease liabilities — long-term	18,288	22,111
Total liabilities	101,135	167,449

Commitments and contingencies (Note 7)
Stockholders' Equity
Preferred stock, $0.001 par value — 10,000,000 shares authorized at June 30, 2024 and December 31, 2023; no shares issued and outstanding at June 30, 2024 and December 31, 2023	—	—
Common stock, $0.001 par value — 500,000,000 shares authorized at June 30, 2024 and December 31, 2023; 110,575,993 and 95,364,831 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	114	98
Additional paid-in capital	3,132,318	2,164,583
Accumulated other comprehensive gain	1,815	179
Accumulated deficit	(1,148,115)	(924,392)
Total stockholders' equity	1,986,132	1,240,468
Total liabilities and stockholders' equity	$2,087,267	$1,407,917
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VAXCYTE, INC.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating expenses:
Research and development	$131,507	$72,691	$226,094	$130,771
General and administrative	21,474	14,456	41,359	27,567
Total operating expenses	152,981	87,147	267,453	158,338
Loss from operations	(152,981)	(87,147)	(267,453)	(158,338)
Other income, net:
Interest income	23,813	16,451	45,479	26,844
Grant income	394	2,464	520	3,119
Realized gains on marketable securities	27	—	49	—
Foreign currency transaction gains (losses)	44	(107)	(2,318)	(426)
Total other income, net	24,278	18,808	43,730	29,537
Net loss	$(128,703)	$(68,339)	$(223,723)	$(128,801)
Net loss per share, basic and diluted	$(1.10)	$(0.70)	$(1.95)	$(1.40)
Weighted-average shares outstanding, basic and diluted	117,256,561	98,057,870	114,473,758	92,165,076
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VAXCYTE, INC.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net Loss	$(128,703)	$(68,339)	$(223,723)	$(128,801)
Other comprehensive loss:
Unrealized losses on investments, net	(445)	(2,568)	(2,444)	(2,160)
Foreign currency translation adjustments, net	(629)	—	4,080	—
Comprehensive loss	$(129,777)	$(70,907)	$(222,087)	$(130,961)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VAXCYTE, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share data)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Gain	Total Stockholders’ Equity
	Shares	Amount
Balance — December 31, 2023	95,364,831	$98	$2,164,583	$(924,392)	$179	$1,240,468
Exercise of stock options	631,287	1	5,023	—	—	5,024
Issuance of common stock and pre-funded warrants in connection with follow-on public offering, net of issuance costs of $45,997	12,695,312	13	816,465	—	—	816,478
Release of restricted stock units	64,301	—	(3,306)	—	—	(3,306)
Stock-based compensation expense	—	—	17,629	—	—	17,629
Unrealized losses on investments, net	—	—	—	—	(1,999)	(1,999)
Foreign currency translation adjustments, net	—	—	—	—	4,709	4,709
Net loss	—	—	—	(95,020)	—	(95,020)
Balance — March 31, 2024	108,755,731	$112	$3,000,394	$(1,019,412)	$2,889	$1,983,983
Exercise of stock options	236,610	—	2,744	—	—	2,744
Follow-on public offering costs	—	—	25	—	—	25
Issuance of common stock in connection with at-the-market offering, net of issuance costs of $2,551	1,503,035	2	106,507	—	—	106,509
Release of restricted stock units	26,992	—	(565)	—	—	(565)
Issuance of common stock under Employee Stock Purchase Plan	53,625	—	1,655	—	—	1,655
Stock-based compensation expense	—	—	21,558	—	—	21,558
Unrealized losses on investments, net	—	—	—	—	(445)	(445)
Foreign currency translation adjustments, net	—	—	—	—	(629)	(629)
Net loss	—	—	—	(128,703)	—	(128,703)
Balance — June 30, 2024	110,575,993	$114	$3,132,318	$(1,148,115)	$1,815	$1,986,132
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VAXCYTE, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share data)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Gain (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance — December 31, 2022	79,470,670	$82	$1,476,018	$(522,126)	$(361)	$953,613
Exercise of stock options	100,964	1	501	—	—	502
Issuance of common stock in connection with at-the-market offering, net of issuance costs of $1,237	1,041,536	1	41,786	—	—	41,787
Release of restricted stock units	27,681	—	(727)	—	—	(727)
Vesting of early exercised stock options	—	—	2	—	—	2
Stock-based compensation expense	—	—	9,648	—	—	9,648
Unrealized gains on investments, net	—	—	—	—	408	408
Net loss	—	—	—	(60,462)	—	(60,462)
Balance — March 31, 2023	80,640,851	$84	$1,527,228	$(582,588)	$47	$944,771
Exercise of stock options	69,951	—	884	—	—	884
Issuance of common stock and pre-funded warrants in connection with follow-on offering, net of issuance costs of $29,952	13,030,000	13	545,266	—	—	545,279
Issuance of common stock under Employee Stock Purchase Plan	43,060	—	1,017	—	—	1,017
Release of restricted stock units	28,671	—	(214)	—	—	(214)
Vesting of early exercised stock options	—	—	2	—	—	2
Stock-based compensation expense	—	—	12,544	—	—	12,544
Unrealized losses on investments, net	—	—	—	—	(2,568)	(2,568)
Net loss	—	—	—	(68,339)	—	(68,339)
Balance — June 30, 2023	93,812,533	$97	$2,086,727	$(650,927)	$(2,521)	$1,433,376
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VAXCYTE, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended
	June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(223,723)	$(128,801)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,351	1,462
Stock-based compensation expense	39,187	22,192
Amortization of operating lease right-of-use assets	4,218	3,281
Net accretion of discounts on investments	(20,925)	(17,834)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,964)	(4,693)
Other assets	(15,127)	1,077
Operating lease liabilities	(3,643)	(2,732)
Accounts payable	(5,036)	4,052
Accrued compensation	(4,593)	3,235
Accrued manufacturing expenses	(16,294)	6,103
Accrued expenses	(34,969)	2,226
Net cash used in operating activities	(280,518)	(110,432)
Cash flows from investing activities:
Purchases of property and equipment	(13,459)	(3,469)
Purchases of investments	(1,038,346)	(916,613)
Purchases related to manufacturing facility and equipment construction-in-progress	(37,593)	—
Maturities of investments	541,988	135,999
Sales of investments	15,931	2,418
Net cash used in investing activities	(531,479)	(781,665)
Cash flows from financing activities:
Proceeds from exercise of common stock options	7,768	1,386
Proceeds from issuance of common stock related to at-the-market offerings, net of issuance costs	106,509	41,787
Proceeds from issuance of common stock from follow-on offerings, net of issuance costs	816,503	545,279
Release of restricted stock units	(3,871)	(941)
Proceeds from issuance of common stock under Employee Stock Purchase Plan	1,655	1,017
Net cash provided by financing activities	928,564	588,528
Effect of exchange rate changes on cash and cash equivalents	4,652	(55)
Net increase (decrease) in cash, cash equivalents and restricted cash	121,219	(303,624)
Cash, cash equivalents and restricted cash, beginning of period	398,554	835,528
Cash, cash equivalents and restricted cash, end of period	$519,773	$531,904
Supplemental disclosure of non-cash investing activities:
Purchases of property and equipment recorded in accounts payable and accrued expenses	$5,279	$4,162
Proceeds from issuance of common stock from at-the-market offering, not yet received	$9,414	$—
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
Unaudited Interim Condensed Consolidated Financial Statements
The condensed consolidated balance sheet as of June 30, 2024, the condensed consolidated statements of operations, comprehensive loss and stockholders’ equity for the three and six months ended June 30, 2024 and 2023 and the condensed consolidated statements of cash flows for the six months ended June 30, 2024 and 2023 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair statement of our financial information. The financial data disclosed in the footnotes to the condensed consolidated financial statements related to the three and six months ended June 30, 2024 and 2023 are also unaudited. The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any other future annual or interim period. These interim condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and related notes thereto for the year ended December 31, 2023 included in our Annual Report on Form 10-K filed with the SEC on February 27, 2024.
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

	June 30, 2024	December 31, 2023

	(in thousands)
Cash and cash equivalents	$518,670	$397,451
Restricted cash	1,103	1,103
Cash, cash equivalents and restricted cash	$519,773	$398,554
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
Leases
We determine if an arrangement is a lease at inception. In addition, we determine whether a lease meets the classification criteria of a finance or operating lease at the lease commencement date considering whether: (i) the lease transfers ownership of the underlying asset to the lessee at the end of the lease term; (ii) the lease grants the lessee an option to purchase the underlying asset that the lessee is reasonably certain to exercise; (iii) the lease term is for a major part of the remaining economic life of the underlying asset; (iv) the present value of the sum of the lease payments and residual value guaranteed by the lessee equals or exceeds substantially all of the fair value of the underlying asset; and (v) the underlying asset is such a specialized nature that it is expected to have no alternative use to the lessor at the end of the lease term. As of June 30, 2024, our lease population consisted of office operating leases. As of June 30, 2024, we did not have finance leases.
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
The operating lease ROU assets also include adjustments for prepayments and accrued lease payments and exclude lease incentives. Operating lease ROU assets and lease liabilities may include options to extend or terminate leases if it is reasonably certain that we will exercise such options. Lease payments which are fixed and determinable are amortized as rent expense on a straight-line basis over the expected lease term. Variable lease costs, which are dependent on usage, a rate or index, including common area maintenance charges, are expensed as incurred. Lease agreements that include lease and non-lease components are accounted for as a single lease component. Lease agreements with non-cancelable terms of less than 12 months are not recorded on our condensed consolidated balance sheets.
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
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). The ASU requires entities to report incremental information about significant segment expenses included in a segment’s profit or loss measure as well as the name and title of the chief operating decision maker. The guidance also requires interim disclosures related to reportable segment profit or loss and assets that had previously only been disclosed annually. The guidance is effective for us for the annual period beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. Entities must adopt the changes to the segment reporting guidance on a retrospective basis, and early adoption is permitted. We are currently evaluating the impact of this standard on our disclosures and will adopt the ASU for our 2024 annual 10-K.
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
Level 1 securities consist of highly liquid money market funds for which the carrying amounts approximate their fair values due to their short maturities. U.S. Treasury securities are valued using Level 1 inputs based on unadjusted, quoted prices in active markets that are observable at the measurement date for identical assets or liabilities. Level 2 securities, consisting of corporate debt, commercial paper, U.S. government agency securities and asset-backed securities, are measured based on other observable inputs, including broker or dealer quotations or alternative pricing sources. When quoted prices in active markets for identical assets or liabilities are not available, we rely on non-binding quotes from our investment managers, which are based on proprietary valuation models of independent pricing services. These models generally use inputs such as observable market data, quoted market prices for similar instruments or historical pricing trends of securities relative to our peers. To validate the fair value determinations provided by our investment managers, we review the pricing movement in the context of overall market trends and trading information from our investment managers. In addition, we assess the inputs and methods used in determining the fair value in order to determine the classification of securities in the fair value hierarchy. We had no Level 3 securities as of June 30, 2024 or December 31, 2023.
There were no transfers within the hierarchies during the three and six months ended June 30, 2024 or the year ended December 31, 2023.

The following tables set forth our financial instruments measured at fair value on a recurring basis by level within the fair value hierarchy at June 30, 2024 and December 31, 2023:

		June 30, 2024
	Fair Value Hierarchy Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Assets		(in thousands)
Cash and cash equivalents:
Cash	Level 1	$41,651	$—	$—	$41,651
Money market funds	Level 1	96,932	—	—	96,932
U.S. Treasury securities	Level 1	4,964	—	—	4,964
Commercial paper	Level 2	327,252	—	(170)	327,082
U.S. government agency securities	Level 2	48,043	—	(2)	48,041
Total cash and cash equivalents		518,842	—	(172)	518,670
Investments:
U.S. Treasury securities	Level 1	674,993	50	(1,082)	673,961
Commercial paper	Level 2	104,229	—	(61)	104,168
Corporate debt	Level 2	323,913	41	(817)	323,137
Asset-backed securities	Level 2	111,055	22	(50)	111,027
U.S. government agency securities	Level 2	121,175	11	(209)	120,977
Total investments		1,335,365	124	(2,219)	1,333,270

Total assets measured at fair value		$1,854,207	$124	$(2,391)	$1,851,940

		December 31, 2023
	Fair Value Hierarchy Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Assets		(in thousands)
Cash and cash equivalents:
Cash	Level 1	$50,003	$—	$—	$50,003
Money market funds	Level 1	47,357	—	—	47,357
Commercial paper	Level 2	300,256	—	(165)	300,091
Total cash and cash equivalents		397,616	—	(165)	397,451
Investments:
U.S. Treasury securities	Level 1	481,704	422	(44)	482,082
Commercial paper	Level 2	102,435	7	(35)	102,407
Corporate debt	Level 2	133,523	168	(42)	133,649
Asset-backed securities	Level 2	23,963	18	—	23,981
U.S. government agency securities	Level 2	103,484	—	(152)	103,332
Total investments		845,109	615	(273)	845,451

Total assets measured at fair value		$1,242,725	$615	$(438)	$1,242,902

The following table presents the contractual maturities of our investments as of June 30, 2024 (in thousands):

June 30, 2024
Fair Value
Due in less than one year	$934,027
Due in one to five years	399,243
Total	$1,333,270
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
Unless earlier terminated, the Commercial Manufacturing and Supply Agreement will remain in effect until December 31, 2038, subject to automatic renewal for up to three additional renewal periods of five years each, unless Vaxcyte GmbH elects not to renew (with 24 months advanced notice to Lonza). Vaxcyte GmbH is permitted to terminate the Commercial Manufacturing and Supply Agreement for convenience or for Lonza’s uncured material breach, in each case subject to certain notice obligations. Lonza is permitted to terminate the Commercial Manufacturing and Supply Agreement in the event that Vaxcyte GmbH commits certain specified material breaches, including uncured failure to pay material, undisputed amounts of money due to Lonza, subject to certain notice obligations. Either party may terminate the Commercial Manufacturing and Supply Agreement in certain circumstances in the event of the other party’s bankruptcy. In the event that Vaxcyte GmbH terminates the agreement for convenience, or Lonza terminates the agreement in the event that Vaxcyte GmbH commits certain specified material breaches, then certain termination consequences may be triggered, including that (i) Vaxcyte GmbH would forfeit any outstanding entitlement to credit from Lonza of the Repurposing Fee (as defined below), and (ii) Vaxcyte GmbH would be obligated to pay Lonza a termination penalty equal to the greater of (a) Swiss Francs (“CHF”) 70.0 million, or (b) a prespecified number of months’ FTE fees for the actual FTEs assigned to Vaxcyte GmbH as of the date of termination. Within 30 days of the Effective Date, Vaxcyte GmbH paid Lonza a repurposing fee (the “Repurposing Fee”) of CHF 27.0 million that will be credited back to Vaxcyte GmbH over a 10-year period starting upon commencement of commercial production. In the event of a termination under certain circumstances, Lonza shall be obligated to provide certain wind-down and transition services to Vaxcyte GmbH for up to 12 and 24 months, respectively.

As of June 30, 2024, we have incurred an accumulated (i) $89.4 million of capital expenditures related to the Vaxcyte owned facility buildout and equipment and (ii) $50.6 million of facility buildout expenditures that are owned and controlled by Lonza, including the Repurposing Fee, which have been accounted for as prepaid lease payments and will be recorded as a ROU asset under Accounting Standards Codification (“ASC”) 842 lease accounting when control over the Suite is transferred to us, which we expect to occur when the buildout of the Suite is complete and manufacturing activities commence (see Note 5, “Balance Sheet Details”).
5. Balance Sheet Details
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets as of June 30, 2024 and December 31, 2023 consisted of the following:

	June 30, 2024	December 31, 2023

	(in thousands)
At-the-market (“ATM”) receivable	$9,414	$—
Prepaid expenses	9,177	6,159
Interest receivable	8,076	3,598
Grant receivable	394	9
Purchased equipment deposits	345	3,856
Other current assets	1,376	2,105
Total	$28,782	$15,727
Property and Equipment, Net
Property and equipment, net as of June 30, 2024 and December 31, 2023 consisted of the following:

	June 30, 2024	December 31, 2023

	(in thousands)
Furniture and equipment	$1,608	$1,608
Computers and computer software	941	771
Lab equipment	26,693	25,110
Leasehold improvements	3,552	1,460
Manufacturing equipment	15,395	8,134
Manufacturing facility and equipment construction-in-progress (1)	89,407	51,815
Total property and equipment	137,596	88,898
Less: accumulated depreciation and amortization	(11,623)	(9,272)
Property and equipment, net	$125,973	$79,626
___________
(1) See Note 4, “Commercial Manufacturing and Supply Agreement,” for further details.
Depreciation and amortization expense was $1.4 million and $0.8 million for the three months ended June 30, 2024 and 2023, respectively, and $2.4 million and $1.5 million for the six months ended June 30, 2024 and 2023, respectively.

Other Assets
Other assets as of June 30, 2024 and December 31, 2023 consisted of the following:

	June 30, 2024	December 31, 2023

	(in thousands)
Manufacturing facility construction buildout (1)	$50,588	$34,688
Other long-term assets	2,047	2,768
Long-term prepaid assets	55	106
Total	$52,690	$37,562
___________
(1) See Note 4, “Commercial Manufacturing and Supply Agreement,” for further details.
Accrued Expenses
Accrued expenses as of June 30, 2024 and December 31, 2023 consisted of the following:

	June 30, 2024	December 31, 2023

	(in thousands)
Other research and development	$18,326	$30,759
Other accrued expenses	2,275	1,900
Clinical studies	1,552	2,156
Acquired manufacturing rights (1)	—	25,000
Total	$22,153	$59,815
___________
(1) See Note 7, “Commitments and Contingencies, Sutro Option Agreement,” for further details.

6. Leases
Operating Lease Obligations
In October 2023, we entered into the Commercial Manufacturing and Supply Agreement with Lonza. We have concluded that this agreement contains an embedded lease and will be accounted for in accordance with ASC 842 Leases upon the commencement date. As of June 30, 2024, the lease had not commenced and, as such, no lease liability or ROU asset was recorded on the consolidated balance sheets and no operating lease expense was recorded on the consolidated statements of operations. See Note 4, “Commercial Manufacturing and Supply Agreement,” for further details.
In September 2023, we entered into an assignment and assumption of lease agreement (the “Assignment Agreement”) for a new operating lease in the same building as our current corporate headquarters. The assumed lease has an original contractual term of 10 years, expiring on November 30, 2031, unless earlier terminated. Pursuant to the Assignment Agreement, the base rent was abated for three full calendar months following the October 1, 2023 effective date of the Assignment Agreement. Thereafter, we are obligated to pay an aggregate of approximately $1.9 million in rent payments for the remaining nine months of the first year, with a 3% rent adjustment (not inclusive of rent abatement) every year thereafter. Upon commencement of the lease in October 2023, we recorded a ROU asset and lease liability of $16.7 million and $16.8 million, respectively.
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
Information related to our leases are as follows (dollar amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Cash paid for operating lease liabilities	$2,390	$1,671	$4,779	$3,342

Weighted-average remaining lease term (in years)			5.61	2.29
Weighted-average discount rate			8.5%	7.6%
Maturities of lease liabilities as of June 30, 2024 were as follows:

Years ending December 31,	(in thousands)
Remainder of 2024	$4,029
2025	9,836
2026	2,899
2027	2,986
2028	3,075
Thereafter	9,502
Total future undiscounted lease payments	32,327
Less: Imputed interest	(6,746)
Total lease liabilities	$25,581
Rent expense recognized under the leases was $2.7 million and $1.9 million for the three months ended June 30, 2024 and 2023, respectively, and $5.4 million and $3.9 million for the six months ended June 30, 2024 and 2023, respectively.

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
Guarantees and Indemnifications
In the normal course of business, we enter into agreements that contain a variety of representations and provide for general indemnification. Our exposure under these agreements is unknown because it involves claims that may be made against us in the future. To date, we have not paid any claims or been required to defend any action related to our indemnification obligations. As of June 30, 2024, we did not have any material indemnification claims that were probable or reasonably possible and consequently have not recorded related liabilities.
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
As consideration for the Option and other rights and authorizations granted to us under the Option Agreement, we paid Sutro Biopharma upfront consideration of $22.5 million, consisting of (i) $10.0 million in cash and $7.5 million worth of shares of our common stock (the number of shares calculated based on the arithmetic average of the daily volume weighted average price of our common stock as traded on Nasdaq in the three consecutive trading days immediately prior to the issuance thereof), and (ii) $5.0 million that was payable within five business days after we and Sutro Biopharma mutually agreed in writing upon the Form Definitive Agreement. The 167,780 shares of common stock issued was recorded at fair value of $8.0 million on the date of settlement, December 22, 2022. In the event that we elected to exercise the Option, we agreed to pay Sutro Biopharma an aggregate Option exercise price of $75.0 million in cash in two installments and, upon the occurrence of certain regulatory milestones, certain additional milestone payments totaling up to $60.0 million in cash.
On September 28, 2023, we and Sutro Biopharma mutually agreed in writing upon the Form Definitive Agreement to become effective in the event that we exercise the Option and, on October 2, 2023, we paid the $5.0 million accrued commitment.

On November 21, 2023 (the “Option Exercise Date”), we exercised the Option by submitting written notice thereof to Sutro Biopharma and concurrently paid Sutro Biopharma $50.0 million in cash as the first of two installment payments for the Option exercise price. On May 13, 2024, we paid the second and final installment of $25.0 million in cash for the Option exercise. In the event that we undergo a change of control, certain rights and payments may be accelerated. As of June 30, 2024 and December 31, 2023, we determined there is no current alternative future use of the acquired manufacturing rights from the Option Agreement. As a result, the amounts paid and accrued for were expensed as incurred.
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
Purchase Commitments
We enter into agreements in the normal course of business with CMOs and other vendors for manufacturing services and raw materials purchases. We rely on several third-party manufacturers for our manufacturing requirements. As of June 30, 2024, we had the following amounts of non-cancelable purchase commitments related to manufacturing services and raw materials purchased due to our key manufacturing partners. These amounts represent our minimum contractual obligations, including termination fees. If we terminate certain firm orders with key manufacturing partners, we will be required to pay for the manufacturing services scheduled or raw materials purchased under our arrangements. The actual amounts we pay in the future to our vendors under such agreements may differ from the purchase order amounts.

Years ending December 31,	(in thousands)
Remainder of 2024	$147,074
2025	56,667
2026	144
2027	652
Total non-cancelable purchase commitments due to our key manufacturing partners	$204,537
8. Stockholders' Equity
Preferred Stock
Our certificate of incorporation authorizes us to issue up to 10,000,000 shares of preferred stock with $0.001 par value per share. There were no shares of preferred stock issued or outstanding as of June 30, 2024 and December 31, 2023. Our board of directors (“Board”) are authorized to provide for the issuance of all or any of the shares of preferred stock in one or more series, and to fix, determine or alter the voting powers, designation, preferences and rights of the preferred shares, and the qualifications, limitations or restrictions of any wholly unissued shares, to establish from time to time the number of shares constituting any such series, and to increase or decrease the number of shares, if any. Holders of outstanding shares of preferred stock shall be entitled to receive dividends, when, and as declared by the Board in preference and priority to any declaration or payment of any distribution on common stock. The right to receive dividends on preferred shares of preferred stock shall not be cumulative and no right to dividends shall accrue to holders of preferred stock. No dividends have been paid or declared as of June 30, 2024 and December 31, 2023.
Common Stock
Our certificate of incorporation authorizes us to issue up to 500,000,000 shares of common stock with $0.001 par value per share, of which 110,575,993 and 95,364,831 shares were issued and outstanding as of June 30, 2024 and December 31, 2023, respectively. The holders of our common stock are also entitled to receive dividends whenever funds are legally available, when and if declared by our Board. As of June 30, 2024 and December 31, 2023, no dividends had been declared. Each share of common stock is entitled to one vote.
In July 2021, we entered into an Open Market Sales AgreementSM (the “Original ATM Sales Agreement”) with Jefferies LLC (“Jefferies”), which provided that, upon the terms and subject to the conditions and limitations set forth in the Original ATM Sales Agreement, we had the right to issue and sell, from time to time, shares of our common stock having an aggregate offering price of up to $150.0 million through Jefferies acting as our sales agent or principal. As of February 27, 2023, we had sold 4,995,709 shares of our common stock under the Original ATM Sales Agreement at a weighted average price of $27.57 per share for aggregate gross proceeds of $137.8 million. On February 27, 2023, we and Jefferies entered into an amendment to the Original ATM Sales Agreement (as amended, the “Amended ATM Sales Agreement”) pursuant to which we may offer and sell shares of our common stock having an aggregate offering price of up to $400.0 million. The material terms and conditions of the Original ATM Sales Agreement otherwise remain unchanged. We will pay Jefferies a commission of up to 3.0% of the gross sales proceeds of any common stock sold through Jefferies under the Amended ATM Sales Agreement; however, we are not obligated to make any sales of common stock. As of June 30, 2024, we have sold 3,091,842 shares of our common stock under the Amended ATM Sales Agreement at a weighted average price of $57.91 per share for aggregate gross proceeds of $179.1 million ($174.7 million net of commissions and offering expenses).

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
Common stock reserved for future issuance under the 2020 Equity Incentive Plan (the “2020 Plan”) and the 2014 Equity Incentive Plan (the “2014 Plan”) was as follows, and excludes 29,638 shares issued outside of the 2014 Plan and 2020 Plan:

	June 30, 2024	December 31, 2023
Options issued and outstanding	9,862,396	9,314,836
Restricted stock units outstanding	1,268,321	753,462
Shares available for future stock option and restricted stock unit grants	7,641,966	6,065,150
Total	18,772,683	16,133,448
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
As of June 30, 2024, in aggregate, we have issued pre-funded warrants to purchase 8,031,250 shares of our common stock and no shares underlying the pre-funded warrants had been exercised.

10. Equity Incentive Plans
2020 and 2014 Equity Incentive Plans
In June 2020, our Board adopted, and our stockholders approved, the 2020 Plan, which became effective on June 11, 2020. Under the 2020 Plan, we may grant stock options, appreciation rights, restricted stock and restricted stock units (“RSUs”) to employees, consultants and directors. Stock options granted under the 2020 Plan may be either incentive stock options or nonqualified stock options. Incentive stock options may be granted only to our employees, including officers and directors who are also employees. Nonqualified stock options may be granted to our employees, officers, directors, consultants and advisors. The exercise price of stock options granted under the 2020 Plan must be at least equal to the fair market value of the common stock on the date of grant, except that an incentive stock option granted to an employee who owns more than 10% of the shares of our common stock shall have an exercise price of no less than 110% of the fair value per share on the grant date and expire five years from the date of grant. The maximum term of stock options granted under the 2020 Plan is 10 years, unless subject to the provisions regarding 10% stockholders. Our stock options granted to new employees generally vest over four years at a rate of 25% upon the first anniversary of the vesting commencement date and monthly thereafter. Our other stock options granted to employees generally vest on terms consistent with stock options granted to new employees or monthly over four years from the vesting commencement date. Our RSUs granted to new employees generally vest over four years at a rate of 25% upon one year from the grant date, then 12.5% every six months thereafter. Our other RSUs granted to employees generally vest over three and a half years at a rate of 25% upon six months from the grant date, then 12.5% every six months thereafter. A total of 10,150,000 shares of common stock were approved to be initially reserved for issuance under the 2020 Plan. The number of shares that remained available for issuance under the 2014 Plan as of the effective date of the 2020 Plan and shares subject to outstanding awards under the 2014 Plan as of the effective date of the 2020 Plan that are subsequently canceled, forfeited or repurchased by us will be added to the shares reserved under the 2020 Plan. In addition, the number of shares of common stock available for issuance under the 2020 Plan will be automatically increased on the first day of each calendar year during the ten-year term of the 2020 Plan, beginning with January 1, 2021 and ending with January 1, 2030, by an amount equal to 5% of the outstanding number of shares of our common stock on December 31 of the preceding calendar year or such lesser amount as determined by our Board. Effective January 1, 2024, the number of shares of common stock available under the 2020 Plan increased by 4,768,241 shares pursuant to the evergreen provision. As of June 30, 2024, an aggregate of 7,641,966 shares of common stock were available for issuance under the 2020 Plan.
Our 2014 Plan permitted the granting of incentive stock options, non-statutory stock options, restricted stock and other stock-based awards. Subsequent to the adoption of the 2020 Plan, no additional equity awards can be made under the 2014 Plan. As of June 30, 2024, 1,641,048 shares and 9,489,669 shares of common stock were subject to outstanding options and RSUs under the 2014 Plan and 2020 Plan, respectively.
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

Stock Options and Restricted Stock Units Activity
Stock options and RSUs activity under our 2020 Plan and 2014 Plan, which excludes options to purchase 29,638 shares granted outside of the 2020 Plan and 2014 Plan, was as follows:

			Options Outstanding
Stock Options and Restricted Stock Units Activity	Options and Restricted Stock Units Available for Grant		Number of Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balances — December 31, 2023	6,065,150		9,314,836	$25.35	7.75	$348,868
Additional shares authorized	4,768,241
Plan shares expired	(1,176,888)
Options granted	(1,642,952)		1,642,952	$72.27
Options exercised	15,288	(1)	(876,113)	$10.16
Options forfeited	219,279		(219,279)	$43.10
Restricted stock units granted	(700,547)
Restricted stock units withheld	54,235
Restricted stock units forfeited	40,160
Balances — June 30, 2024	7,641,966		9,862,396	$34.12	7.77	$408,223
Vested and expected to vest — June 30, 2024			9,862,396	$34.12	7.77	$408,223
Exercisable at June 30, 2024			4,897,258	$21.41	6.82	$264,933
_______________________________________________
(1) Shares returned due to net exercises.
During the three months ended June 30, 2024 and 2023, options to purchase 245,434 and 69,951 shares, respectively, were exercised for cash at a weighted-average price per share of $13.79 and $12.63, respectively. The weighted-average grant date fair value of options granted for the three months ended June 30, 2024 and 2023 was $43.38 and $30.99, respectively. The intrinsic value of the stock options exercised was $14.1 million and $2.4 million for the three months ended June 30, 2024 and 2023, respectively.
During the six months ended June 30, 2024 and 2023, options to purchase 876,113 and 170,915 shares, respectively, were exercised for cash at a weighted-average price per share of $10.16 and $8.34, respectively. The weighted-average grant date fair value of options granted for the six months ended June 30, 2024 and 2023 was $45.86 and $27.28, respectively. The intrinsic value of the stock options exercised was $52.2 million and $6.3 million for the six months ended June 30, 2024 and 2023, respectively.
In March 2022, our Board authorized the issuance of RSUs under our 2020 Plan and adopted a form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement (the “RSU Agreement”), which is intended to serve as a standard form agreement for RSU grants issued to employees. RSU activity for the six months ended June 30, 2024 was as follows:

	Shares	Weighted- Average Grant-Date Fair Value
Unvested at December 31, 2023	753,462	$38.93
Granted	700,547	$72.97
Vested and released	(145,528)	$38.71
Cancelled	(40,160)	$58.85
Unvested at June 30, 2024	1,268,321	$57.13
The weighted-average grant date fair value of RSUs granted during the three months ended June 30, 2024 and 2023 was $71.09 and $51.70, respectively. The weighted-average grant date fair value of RSUs granted during the six months ended June 30, 2024 and 2023 was $72.97 and $43.21, respectively. The aggregate fair value of unvested RSUs is calculated using the closing price of our common stock on the grant date. As of June 30, 2024 and 2023, the unrecognized stock-based compensation cost of unvested RSUs was $63.2 million and $24.9 million, respectively, which is expected to be recognized over a weighted-average period of 2.86 years and 3.00 years, respectively.
2020 Employee Stock Purchase Plan
In June 2020, our Board adopted, and our stockholders approved, the 2020 Employee Stock Purchase Plan (the “2020 ESPP”), which became effective on June 11, 2020. The 2020 ESPP permits participants to purchase common stock through payroll deductions of up to 15% of their eligible compensation. Employees enrolled in the 2020 ESPP purchase shares of common stock at a price per share equal to 85% of the lower of the fair market value at the start or end of the six-month purchase periods within a two-year offering period. A total of 650,000 shares of common stock were approved to be initially reserved for issuance under the 2020 ESPP. In addition, the number of shares of common stock available for issuance under the 2020 ESPP will be automatically increased on the first day of each calendar year during the ten-year term of the 2020 Plan, beginning with January 1, 2021 and ending with January 1, 2030, by an amount of 1% of the outstanding number of shares of our common stock on December 31 of the preceding calendar year or such lesser amount as determined by our Board. As of June 30, 2024, there were 2,204,120 shares available under the 2020 ESPP, which reflects increases of nil shares (as determined by our Board) and 794,706 shares on January 1, 2024 and 2023, respectively, and purchases of 53,625 shares and 43,060 shares during the six months ended June 30, 2024 and 2023, respectively.
Stock-based Compensation
We estimated the fair value of employee stock options using the Black-Scholes option-pricing model for the three and six months ended June 30, 2024 and 2023 using the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Fair Value Assumptions
Expected volatility	69.8% - 70.5%	72.6% - 73.2%	69.8% - 71.1%	72.6% - 74.0%
Expected dividend yield	0%	0%	0%	0%
Expected term (in years)	5.4	5.4	5.4	5.3 - 5.4
Risk-free interest rate	4.3% - 4.5%	3.5% - 4.0%	4.0% - 4.5%	3.5% - 4.3%

We estimated the fair value of shares under the 2020 ESPP using the Black-Scholes option-pricing model for the three and six months ended June 30, 2024 and 2023 using the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Fair Value Assumptions
Expected volatility	38.8% - 57.8%	74.0% - 79.6%	38.1% - 62.7%	74.0% - 99.7%
Expected dividend yield	0%	0%	0%	0%
Expected term (in years)	0.5 - 2.0	0.5- 2.0	0.5 - 2.0	0.5 - 2.0
Risk-free interest rate	4.8% - 5.4%	4.2% - 5.4%	4.8% - 5.4%	4.2% - 5.4%
We recorded total stock-based compensation expense for the three and six months ended June 30, 2024 and 2023 related to the 2014 Plan, the 2020 Plan and the 2020 ESPP in the condensed consolidated statements of operations and allocated the amounts as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(in thousands)		(in thousands)
Research and development	$10,855	$5,911	$19,673	$10,438
General and administrative	10,703	6,633	$19,514	$11,754
Total	$21,558	$12,544	$39,187	$22,192
11. Retirement Plan
We sponsor a qualified 401(k) Plan (the “401(k) Plan”). The 401(k) Plan is a defined contribution plan covering eligible employees. Participants may contribute a portion of their annual compensation limited to a maximum annual amount set by the Internal Revenue Code. The 401(k) Plan is a safe-harbor plan whereby we make mandatory employer-matching contributions to plan participants’ accounts through payroll. For the three months ended June 30, 2024 and 2023, we contributed $0.5 million and $0.3 million, respectively, to the 401(k) Plan. For the six months ended June 30, 2024 and 2023, we contributed $1.3 million and $0.7 million, respectively, to the 401(k) Plan.
12. Funding Arrangement
Our vaccine development program for VAX-A1, a novel conjugate vaccine candidate designed to prevent disease caused by Group A Streptococcus, is funded in part by a grant obtained from Combating Antibiotic Resistant Bacteria Biopharmaceutical Accelerator (“CARB-X”), a global non-profit partnership dedicated to accelerating antibacterial innovation to tackle the rising global threat of drug-resistant bacteria. The CARB-X grant provided funding of $11.7 million upon the achievement of VAX-A1 development milestones through June 2024. As of the second quarter of 2024, all of these milestones had been successfully achieved, and no further amounts will be funded under this CARB-X grant.
Our vaccine development program for VAX-GI, a novel preclinical vaccine candidate being developed as a preventative treatment for dysentery and shigellosis, which is caused by Shigella bacteria, is currently funded in part by two grants obtained from the National Institutes of Health (“NIH”) administered by the University of Maryland, Baltimore. Our first grant from the NIH was awarded in April 2021 and provides for potential funding up to five years totaling approximately $0.5 million. In June 2023, we received another grant from the NIH that provides for potential funding up to five years totaling approximately $4.6 million. We have received and expect to continue to receive funding under each of these grants.
Income from grants is recognized in the period during which the related specified expenses are incurred, provided that the conditions under which the grants were provided have been met. We recognized $0.4 million and $2.5 million of grant income and recorded the amounts in Other income (expense), net in the condensed consolidated statements of operations during the three months ended June 30, 2024 and 2023, respectively, and $0.5 million and $3.1 million during the six months ended June 30, 2024 and 2023, respectively. A grant receivable of $0.4 million and nil representing unreimbursed, eligible costs incurred under the agreements was recorded and included in Prepaid expenses and other current assets in the condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023, respectively.

13. Net Loss Per Share
The following table sets forth the computation of basic and diluted net loss per share and excludes shares which are outstanding, but subject to repurchase by us:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net loss (in thousands)	$(128,703)	$(68,339)	$(223,723)	$(128,801)
Weighted-average shares outstanding used in computing net loss per share, basic and diluted(1)	117,256,561	98,057,870	114,473,758	92,165,076
Net loss per share, basic and diluted	$(1.10)	$(0.70)	$(1.95)	$(1.40)
__________________________________________
(1) Includes shares of common stock into which pre-funded warrants may be exercised as of June 30, 2024. See Note 9, “Pre-Funded Warrants.”
The following potentially dilutive securities outstanding as of the periods presented below were excluded from the computation of diluted net loss per share for the three and six months ended June 30, 2024 and 2023 because including them would have been anti-dilutive:

	June 30,
	2024	2023
Stock options	9,892,034	9,342,630
Restricted stock units	1,268,321	797,264
Employee Stock Purchase Plan shares	105,829	106,756
Total	11,266,184	10,246,650
14. Income Taxes
In determining quarterly provisions for income taxes, we use the annual estimated effective tax rate applied to the actual year-to-date profit or loss, adjusted for discrete items arising in that period. Our annual estimated effective tax rate differs from the U.S. federal statutory rate primarily as a result of state taxes and changes in our valuation allowance against our deferred tax assets. For all periods presented, we have incurred net pre-tax losses in the United States. During the three and six months ended June 30, 2024, there were no material changes to our unrecognized tax benefits, and we do not expect to have any significant changes to unrecognized tax benefits through the end of the fiscal year. For the three and six months ended June 30, 2024, we reported zero tax provision. We do not have any tax audits or other issues pending.
15. Subsequent Events
Subsequent to June 30, 2024, through August 5, 2024, we sold a total of 881,307 shares of our common stock under the Amended ATM Sales Agreement at a weighted average price of $82.36 per share, generating aggregate gross proceeds of $72.6 million ($71.1 million net of commissions and offering expenses).

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
•In January 2024, we announced that we received encouraging input from ongoing discussions with the FDA about the VAX-24 adult program to further inform our chemistry, manufacturing and controls (“CMC”) licensure requirements and that we expect to seek additional CMC-focused input from the FDA as we prepare for and potentially conduct our VAX-24 adult Phase 3 program. Following the topline data from the VAX-31 adult Phase 1/2 study, which is expected in September 2024, we expect to determine whether to advance VAX-24 or VAX-31 to an adult Phase 3 program. If we move forward with the VAX-24 adult program, following the initiation of the VAX-24 Phase 3 pivotal, non-inferiority study in adults aged 50 and older, we expect to announce topline safety, tolerability and immunogenicity data in the second half of 2025. We would expect to initiate the remaining Phase 3 studies, which are shorter in duration than the non-inferiority study, for VAX-24 in the adult population in 2025 and 2026. If we move forward with the VAX-31 adult Phase 3 program, we expect to initiate the full complement of potential Phase 3 studies in 2025 and 2026. Subject to the results of the adult Phase 3 studies, we would expect to submit a BLA for VAX-24 or VAX-31 shortly following the completion of the last Phase 3 study.
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
◦Our second PCV candidate, VAX-31, is the broadest-spectrum PCV to enter the clinic. VAX-31 builds on what has been established with VAX-24 and is designed to expand the breadth of coverage to 31 strains, inclusive of the 24 strains in VAX-24, without compromising immunogenicity due to carrier suppression, and to cover more than 95% of IPD circulating in the U.S. adult population.
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
•In January 2024, we announced the completion of enrollment in the Phase 1/2 clinical study evaluating VAX-31 in healthy adults aged 50 and older. We expect to announce topline safety, tolerability and immunogenicity data from the Phase 1/2 study in September 2024, following which we expect to determine whether to advance VAX-24 or VAX-31 to an adult Phase 3 program as discussed above.
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
•VAX-GI, a novel preclinical vaccine candidate being developed as a preventative treatment for dysentery and shigellosis, which is caused by Shigella bacteria. Shigella, a bacterial illness that is estimated to cause 80 million to 165 million cases of disease and 600,000 deaths annually, mostly among children. The central antigen in VAX-GI is IpaB, a well-appreciated antigen that other developers have been unable to produce in an amount sufficient to enable a commercial product. With our cell-free technology, we believe we can produce this antigen at substantially improved yields, allowing for commercial-scale production. VAX-GI is being developed in collaboration with the University of Maryland, Baltimore as well as with partial funding from two research grants awarded by the National Institutes of Health (“NIH”).
•Other discovery-stage programs that leverage our cell-free protein synthesis platform, which, if proven successful in preclinical studies, could also be advanced into IND-enabling activities and clinical studies.
Since March 31, 2024, key developments affecting our business include the following:
•VAX-24 Phase 2 Data in Adults Aged 65 and Older Published in Vaccine: In July 2024, the results from the VAX-24 Phase 2 study in adults aged 65 and older were published in the journal Vaccine.
•National Institute of Allergy and Infectious Diseases (NIAID) Grant Awarded for Preclinical Chlamydia Vaccine Development Program: In July 2024, the NIAID awarded a five-year, $9.5 million grant to the University of North Carolina at Chapel Hill, Vaxcyte and the University of Chicago to develop a vaccine candidate for the prevention of Chlamydia. There is a significant need for a vaccine to protect against Chlamydia. It is the most common bacterial sexually transmitted infection worldwide, with nearly 130 million new cases per year. While it is treatable when detected early, it can cause permanent damage to the female reproductive system, potentially leading to complications such as infertility and ectopic pregnancy.
•Appointed John Furey to Board of Directors: In July 2024, we appointed John Furey to our Board of Directors. Mr. Furey is a seasoned biopharmaceutical executive with over 30 years of experience developing and implementing operational strategies and leading commercial and technical teams, including senior leadership roles in the U.S., Europe and Asia. He currently serves as Chief Executive Officer of Imvax, a clinical-stage biotechnology company developing novel immunotherapies for cancer. Mr. Furey earned an executive Master of Business Administration from Saint Joseph’s University, a Bachelor of Science degree from Trinity College, Dublin, and a Diploma in Environmental Health from the Technological University, Dublin. Mr. Furey also serves on the Board of Directors of Adaptimmune and Sensorion.
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

We have incurred net losses in each year since inception and expect to continue to incur net losses in the foreseeable future. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending in large part on the timing of our preclinical studies, clinical trials and manufacturing activities, and our expenditures on other research and development activities. Our net loss was $128.7 million and $223.7 million for the three and six months ended June 30, 2024, respectively. As of June 30, 2024, we had an accumulated deficit of $1,148.1 million and cash, cash equivalents and investments of $1,851.9 million, which we believe will be sufficient to fund our operating expenses and capital expenditure requirements through at least 12 months from the filing date of this Quarterly Report on Form 10-Q.
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
•progress in the scale-up of our manufacturing capabilities, in particular to prepare for the potential commercial launches of VAX-24 and/or VAX-31;
•incur additional costs that may be required for secondary supply sources;
•require the manufacture of supplies for our clinical trials;
•conduct clinical trials, in particular VAX-24 and/or VAX-31;
•pursue regulatory approval of our vaccine candidates;
•establish additional manufacturing capacity to meet potential incremental supply requirements following the potential initial commercial launch of VAX-24 or VAX-31 in adults;
•hire additional personnel;
•expand our facilities to support our growing workforce and lab activities;
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
Unless earlier terminated, the Commercial Manufacturing and Supply Agreement will remain in effect until December 31, 2038, subject to automatic renewal for up to three additional renewal periods of five years each, unless Vaxcyte GmbH elects not to renew (with 24 months advanced notice to Lonza). Vaxcyte GmbH is permitted to terminate the Commercial Manufacturing and Supply Agreement for convenience or for Lonza’s uncured material breach, in each case subject to certain notice obligations. Lonza is permitted to terminate the Commercial Manufacturing and Supply Agreement in the event that Vaxcyte GmbH commits certain specified material breaches, including uncured failure to pay material and undisputed amounts of money due to Lonza, subject to certain notice obligations. Either party may terminate the Commercial Manufacturing and Supply Agreement in certain circumstances in the event of the other party’s bankruptcy. In the event that Vaxcyte GmbH terminates the agreement for convenience, or Lonza terminates the agreement in the event that Vaxcyte GmbH commits certain specified material breaches, then certain termination consequences may be triggered, including that (i) Vaxcyte GmbH would forfeit any outstanding entitlement to credit from Lonza of the Repurposing Fee (as defined below), and (ii) Vaxcyte GmbH would be obligated to pay Lonza a termination penalty equal to the greater of (a) CHF 70.0 million, or (b) a prespecified number of months’ FTE fees for the actual FTEs assigned to Vaxcyte GmbH as of the date of termination. Within 30 days of the Effective Date, Vaxcyte GmbH paid Lonza a repurposing fee (the “Repurposing Fee”) of CHF 27.0 million that will be credited back to Vaxcyte GmbH over a 10-year period starting upon commencement of commercial production. In the event of a termination under certain circumstances, Lonza shall be obligated to provide certain wind-down and transition services to Vaxcyte GmbH for up to 12 and 24 months, respectively.
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

On November 21, 2023 (the “Option Exercise Date”), we exercised the Option by submitting written notice thereof to Sutro Biopharma and concurrently paid Sutro Biopharma $50.0 million in cash as the first of two installment payments for the Option exercise price. On May 13, 2024, we paid the second and final installment of $25.0 million in cash for the Option exercise. Upon the occurrence of certain regulatory milestones, we would be obligated to pay Sutro Biopharma certain additional milestone payments totaling up to $60.0 million in cash. In the event that we undergo a change of control, certain rights and payments may be accelerated.
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
Impact of Certain Trends
The trends towards rising inflation may materially adversely affect our business and corresponding financial position and cash flows. Inflationary factors, such as increases in the cost of our clinical trial materials and supplies, interest rates and overhead costs may adversely affect our operating results. Rising interest and inflation rates also present a challenge impacting the U.S. economy and could make it more difficult for us to obtain traditional financing on acceptable terms, if at all, in the future.
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
Grant Income
Our vaccine development program for VAX-A1, a novel conjugate vaccine candidate designed to prevent disease caused by Group A Streptococcus, is funded in part by a grant obtained from Combating Antibiotic Resistant Bacteria Biopharmaceutical Accelerator (“CARB-X”), a global non-profit partnership dedicated to accelerating antibacterial innovation to tackle the rising global threat of drug-resistant bacteria. The CARB-X grant provided funding of $11.7 million upon the achievement of VAX-A1 development milestones through June 2024. As of the second quarter of 2024, all of these milestones had been successfully achieved, and no further amounts will be funded under this CARB-X grant.

Our vaccine development program for VAX-GI, a novel preclinical vaccine candidate being developed as a preventative treatment for dysentery and shigellosis, which is caused by Shigella bacteria, is currently funded in part by two grants obtained from the National Institutes of Health (“NIH”) administered by the University of Maryland, Baltimore. Our first grant from the NIH was awarded in April 2021 and provides for potential funding up to five years totaling approximately $0.5 million. In June 2023, we received another grant from the NIH that provides for potential funding up to five years totaling approximately $4.6 million. We have received and expect to continue to receive funding under each of these grants.
Income from grants is recognized in the period during which the related specified expenses are incurred, provided that the conditions under which the grants were provided have been met. We recognized $0.4 million and $2.5 million of grant income and recorded the amounts in Other income (expense), net in the condensed consolidated statements of operations during the three months ended June 30, 2024 and 2023, respectively, and $0.5 million and $3.1 million during the six months ended June 30, 2024 and 2023, respectively. A grant receivable of $0.4 million and nil representing unreimbursed, eligible costs incurred under the agreements was recorded and included in Prepaid expenses and other current assets in the condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023, respectively.

Results of Operations
Comparison of the Three Months Ended June 30, 2024 and 2023
The following table summarizes our results of operations for the periods presented:

	Three Months Ended June 30,		Change
	2024	2023	$	%

	(in thousands)
Operating expenses:
Research and development	$131,507	$72,691	$58,816	80.9%
General and administrative	21,474	14,456	7,018	48.5%
Total operating expenses	152,981	87,147	65,834	75.5%
Loss from operations	(152,981)	(87,147)	(65,834)	75.5%
Other income, net:
Interest income	23,813	16,451	7,362	44.8%
Grant income	394	2,464	(2,070)	(84.0)%
Realized gains on marketable securities	27	—	27	100.0%
Foreign currency transaction gains (losses)	44	(107)	151	*
Total other income, net	24,278	18,808	5,470	29.1%
Net loss	$(128,703)	$(68,339)	$(60,364)	88.3%

_______________________________________________
*not meaningful

Operating Expenses
Research and Development Expenses
The following table summarizes our research and development expenses for the periods presented:

	Three Months Ended June 30,		Change
	2024	2023	$	%

	(in thousands)
Product and clinical development (1)	$76,133	$41,503	$34,630	83.4%
Personnel-related	26,708	15,206	11,502	75.6%
Professional and consulting services	5,630	1,802	3,828	212.4%
Research and development consumables	6,445	5,168	1,277	24.7%
Facility related and other allocated	10,274	5,191	5,083	97.9%
Laboratory supplies and equipment	5,045	2,929	2,116	72.2%
Other (2)	1,272	892	380	42.6%
Total research and development expenses	$131,507	$72,691	$58,816	80.9%
_______________________________________________
(1)Includes expenses for third-party manufacturing and outsourced contract services, including preclinical studies, clinical trials and outsourced assays.
(2)Includes travel-related expenses and other miscellaneous office expenses.

Research and development expenses increased by $58.8 million, or 80.9%, during the three months ended June 30, 2024 compared to the corresponding period in 2023. The increases of $34.6 million in product and clinical development expenses and $2.1 million in laboratory supplies and equipment were primarily due to (i) manufacturing activities related to our adult PCV programs, including in connection with the potential future commercial launches and Phase 3 clinical trials, (ii) the VAX-31 Phase 1/2 study in adults, and (iii) the VAX-24 Phase 2 study in infants. The increases of $11.5 million in personnel-related expenses and $5.1 million in facility related and other allocated costs were primarily due to the growth in the number of employees in our research and development functions and higher compensation costs, including salaries, benefits and stock-based compensation expense.
General and Administrative Expenses
General and administrative expenses increased by $7.0 million, or 48.5%, during the three months ended June 30, 2024 compared to the corresponding period in 2023. The increase was primarily due to increases of (i) $7.3 million in personnel-related expenses as a result of the growth in the number of employees in our general and administrative functions and higher compensation costs, including salaries, benefits and stock-based compensation expense and (ii) $1.8 million in professional and consulting services, adjusted for $2.1 million in higher facility, personnel and other costs allocated to research and development expenses.
Other Income (Expense), Net
Other income (expense), net increased by $5.5 million, or 29.1%, during the three months ended June 30, 2024 compared to the corresponding period in 2023. The increase was primarily attributable to greater interest income of $7.4 million as a result of higher cash and investment balances resulting from our follow-on equity and ATM financings combined with an increase in the interest rates earned by such cash and investments, offset by a decrease in grant income of $2.1 million.

Comparison of the Six Months Ended June 30, 2024 and 2023
The following table summarizes our results of operations for the periods presented:

	Six Months Ended June 30,		Change
	2024	2023	$	%

	(in thousands)
Operating expenses:
Research and development	$226,094	$130,771	$95,323	72.9%
General and administrative	41,359	27,567	13,792	50.0%
Total operating expenses	267,453	158,338	109,115	68.9%
Loss from operations	(267,453)	(158,338)	(109,115)	68.9%
Other income (expense), net:
Interest income	45,479	26,844	18,635	69.4%
Grant income	520	3,119	(2,599)	(83.3)%
Realized gains on marketable securities	49	—	49	100.0%
Foreign currency transaction losses	(2,318)	(426)	(1,892)	*
Total other income, net	43,730	29,537	14,193	48.1%
Net loss	$(223,723)	$(128,801)	$(94,922)	73.7%

_______________________________________________
Operating Expenses
Research and Development Expenses
The following table summarizes our research and development expenses for the periods presented:

	Six Months Ended June 30,		Change
	2024	2023	$	%

	(in thousands)
Product and clinical development (1)	$128,299	$74,598	$53,701	72.0%
Personnel-related	49,259	28,187	21,072	74.8%
Professional and consulting services	6,902	3,395	3,507	103.3%
Research and development consumables	9,178	8,426	752	8.9%
Facility related and other allocated	18,693	9,790	8,903	90.9%
Laboratory supplies and equipment	11,392	4,843	6,549	135.2%
Other (2)	2,371	1,532	839	54.8%
Total research and development expenses	$226,094	$130,771	$95,323	72.9%
_______________________________________________
(1)Includes expenses for third-party manufacturing and outsourced contract services, including preclinical studies, clinical trials and outsourced assays.
(2)Includes travel-related expenses and other miscellaneous office expenses.

Research and development expenses increased by $95.3 million, or 72.9%, during the six months ended June 30, 2024 compared to the corresponding period in 2023. The increases of $53.7 million in product and clinical development expenses and $6.5 million in laboratory supplies and equipment were primarily due to (i) manufacturing activities related to our adult PCV programs, including in connection with the potential future commercial launches and Phase 3 clinical trials, (ii) the VAX-31 Phase 1/2 study in adults, and (iii) the VAX-24 Phase 2 study in infants. The increases of $21.1 million in personnel-related expenses and $8.9 million in facility related and other allocated costs were primarily due to the growth in the number of employees in our research and development functions and higher compensation costs, including salaries, benefits and stock-based compensation expense.

General and Administrative Expenses
General and administrative expenses increased by $13.8 million, or 50.0%, during the six months ended June 30, 2024 compared to the corresponding period in 2023. The increase was primarily due to increases of (i) $13.8 million in personnel-related expenses as a result of the growth in the number of employees in our general and administrative functions and higher compensation costs, including salaries, benefits and stock-based compensation expense; (ii) $2.2 million in professional and consulting services and (iii) $1.6 million in other expenses, adjusted for $3.7 million in higher facility, personnel and other costs allocated to research and development expenses.
Other Income (Expense), Net
Other income (expense), net increased by $14.2 million, or 48.1%, during the six months ended June 30, 2024 compared to the corresponding period in 2023. The increase was primarily attributable to greater interest income of $18.6 million as a result of higher cash and investment balances resulting from our follow-on equity and ATM financings combined with an increase in the interest rates earned by such cash and investments, offset by a decrease in grant income of $2.6 million and an increase in foreign currency transaction losses of $1.9 million.
Liquidity and Capital Resources
From inception through June 30, 2024, we have incurred losses and negative cash flows from operations and have funded our operations primarily through the issuance of common stock, pre-funded warrants to purchase our common stock and, prior to our IPO, redeemable convertible preferred stock, totaling approximately $3.13 billion in aggregate gross proceeds and $2.97 billion net of underwriting discounts, commissions and offering expenses. As of June 30, 2024, we had $518.7 million in cash and cash equivalents, $1,333.3 million in investments and an accumulated deficit of $1,148.1 million.

On July 2, 2021, we filed a shelf registration statement on Form S-3ASR (the “2021 Shelf Registration Statement”) under which we could, from time to time, sell securities in one or more offerings of our common stock, preferred stock, debt securities or warrants. The 2021 Shelf Registration Statement became automatically effective upon the filing of the Form S-3ASR on July 2, 2021, and was scheduled to expire on July 2, 2024. In anticipation of such expiration, we filed a new shelf registration statement on Form S-3ASR on May 24, 2024 solely to replace the 2021 Shelf Registration Statement (such replacement registration statement, the “2024 Shelf Registration Statement”). Pursuant to the 2024 Shelf Registration Statement, we may, from time to time, sell securities in one or more offerings of our common stock, preferred stock, debt securities or warrants. The 2024 Shelf Registration Statement became automatically effective upon the filing of the Form S-3ASR on May 24, 2024.
ATM Program
In July 2021, we entered into an Open Market Sales AgreementSM (the “Original ATM Sales Agreement”) with Jefferies LLC (“Jefferies”), which provided that, upon the terms and subject to the conditions and limitations set forth in the Original ATM Sales Agreement, we had the right to issue and sell, from time to time, shares of our common stock having an aggregate offering price of up to $150.0 million through Jefferies acting as our sales agent or principal. As of February 27, 2023, we had sold 4,995,709 shares of our common stock under the Original ATM Sales Agreement at a weighted average price of $27.57 per share for aggregate gross proceeds of $137.8 million. On February 27, 2023, we and Jefferies entered into an amendment to the Original ATM Sales Agreement (as amended, the “Amended ATM Sales Agreement”) pursuant to which we may offer and sell shares of our common stock having an aggregate offering price of up to $400.0 million. The material terms and conditions of the Original ATM Sales Agreement otherwise remain unchanged. We will pay Jefferies a commission of up to 3.0% of the gross sales proceeds of any common stock sold through Jefferies under the Amended ATM Sales Agreement; however, we are not obligated to make any sales of common stock. As of June 30, 2024, we have sold 3,091,842 shares of our common stock under the Amended ATM Sales Agreement at a weighted average price of $57.91 per share for aggregate gross proceeds of $179.1 million ($174.7 million net of commissions and offering expenses).
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
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2024	2023

	(in thousands)
Net cash used in operating activities	(280,518)	$(110,432)
Net cash used in investing activities	(531,479)	(781,665)
Net cash provided by financing activities	928,564	588,528
Effect of exchange rate changes on cash and cash equivalents	4,652	(55)
Net increase (decrease) in cash, cash equivalents and restricted cash	$121,219	$(303,624)
Cash Flows from Operating Activities
Net cash used in operating activities for the six months ended June 30, 2024 was $280.5 million, which primarily resulted from a net loss of $223.7 million and a net change in our operating assets and liabilities of $81.6 million, partially offset by non-cash charges of $24.8 million. The net change in operating assets and liabilities of $81.6 million was primarily due to decreases in (i) accrued expenses of $35.0 million, (ii) accrued manufacturing expenses of $16.3 million, (iii) accounts payable of $5.0 million, (iv) accrued compensation of $4.6 million and (v) operating lease liabilities of $3.6 million and increases in (vi) other assets of $15.1 million mainly attributable to the manufacturing facility buildout and (vii) prepaid and other assets of $2.0 million. Non-cash charges primarily consisted of $39.2 million in stock-based compensation expense, $4.2 million in amortization of right-of-use (“ROU”) assets and $2.4 million in depreciation and amortization, partially offset by $20.9 million in net accretion of discounts on investments.
Net cash used in operating activities for the six months ended June 30, 2023 was $110.4 million, which primarily resulted from a net loss of $128.8 million, partially offset by a net change in our operating assets and liabilities of $9.3 million and non-cash charges of $9.1 million. The net change in operating assets and liabilities of $9.3 million was primarily due to increases in (i) accrued manufacturing expenses of $6.1 million resulting from increased outsourced manufacturing activities, (ii) accounts payable and accrued expenses of $6.3 million resulting from the timing of payments and (iii) accrued compensation of $3.2 million related to higher headcount. These changes were partially offset by (i) an increase in prepaid and other assets of $3.6 million related to prepaid insurance and research costs and (ii) a decrease in operating lease liabilities of $2.7 million related to our San Carlos office. Non-cash charges primarily consisted of $22.2 million in stock-based compensation expense, $3.2 million in amortization of ROU assets and $1.5 million in depreciation and amortization, partially offset by $17.8 million in net accretion of discounts on investments.
Cash Flows from Investing Activities
Cash used in investing activities for the six months ended June 30, 2024 was $531.5 million, which was attributable primarily to $1.04 billion in purchases of investments, $37.6 million in purchases related to our manufacturing facility and equipment construction-in-progress and $13.5 million in purchases of property and equipment, partially offset by $542.0 million in maturities of investments and $15.9 million in sales of investments.

Cash used in investing activities for the six months ended June 30, 2023 was $781.7 million, which was attributable primarily to $916.6 million in purchases of investments and $3.5 million in purchases property and equipment, partially offset by $136.0 million in maturities of investments and $2.4 million in sales of investments.
Cash Flows from Financing Activities
Cash provided by financing activities for the six months ended June 30, 2024 was $928.6 million, which primarily consisted of net proceeds from (i) our February 2024 follow-on public offering of $816.5 million, (ii) our Amended ATM Sales Agreement of $106.5 million, (iii) the exercise of stock options of $7.8 million and (iv) stock issued under our Employee Stock Purchase Plan of $1.7 million, partially offset by releases of restricted stock units of $3.9 million.
Cash provided by financing activities for the six months ended June 30, 2023 was $588.5 million, which primarily consisted of net proceeds from (i) our April 2023 follow-on public offering of $545.3 million and (ii) our Original and Amended ATM Sales Agreements of $41.8 million.
Contractual Obligations and Commitments
Our material cash requirements include the following contractual and other obligations:
Leases
We have operating lease agreements for our office spaces. As of June 30, 2024, we had total lease payment obligations of $32.3 million, of which $8.9 million is payable within one year.
Option Agreement
On November 21, 2023 (the “Option Exercise Date”), we exercised the Option pursuant to the Option Agreement by submitting written notice thereof to Sutro Biopharma and concurrently paid Sutro Biopharma $50.0 million in cash as the first of two installment payments for the Option exercise price. On May 13, 2024, we paid the second and final installment of $25.0 million in cash for the Option exercise. Upon the occurrence of certain regulatory milestones, we would be obligated to pay Sutro Biopharma certain additional milestone payments totaling up to $60.0 million in cash. In the event that we undergo a change of control, certain rights and payments may be accelerated.
Purchase Commitments
We have certain payment obligations under various license agreements. Under these agreements, we are required to make milestone payments upon successful completion and achievement of certain intellectual property, clinical, regulatory and sales milestones. The payment obligations under the license agreements are contingent upon future events such as our achievement of specified development, clinical, regulatory and commercial milestones, and we will be required to make development milestone payments and royalty payments in connection with the sale of products developed under these agreements. As the achievement and timing of these future milestone payments are not probable or estimable, such amounts have not been included in our condensed consolidated balance sheets as of June 30, 2024 or December 31, 2023.
We enter into agreements in the normal course of business with CMOs and other vendors for manufacturing services and raw materials purchases. We rely on several third-party manufacturers for our manufacturing requirements. As of June 30, 2024, we had the following amounts of non-cancelable purchase commitments related to manufacturing services and raw materials purchased due to our key manufacturing partners. These amounts represent our minimum contractual obligations, including termination fees. If we terminate certain firm orders with our key manufacturing partners, we will be required to pay for the manufacturing services scheduled or raw materials purchased under our arrangements. The actual amounts we pay in the future to the vendors under such agreements may differ from the purchase order amounts.

Years ending December 31,	(in thousands)
Remainder of 2024	$147,074
2025	56,667
2026	144
2027	652
Total non-cancelable purchase commitments due to our key manufacturing partners	$204,537

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
Under ASC 842, we assess all arrangements that convey the right to control the use of property, plant and equipment, at inception, to determine if it is, or contains, a lease based on the unique facts and circumstances present in the arrangements. In addition, we determine whether leases meet the classification criteria of a finance or operating lease at the lease commencement date considering: (i) whether the lease transfers ownership of the underlying asset to the lessee at the end of the lease term, (ii) whether the lease contains a bargain purchase option, (iii) whether the lease term is for a major part of the remaining economic life of the underlying asset, (iv) whether the present value of the sum of the lease payments and residual value guaranteed by the lessee equals or exceeds substantially all of the fair value of the underlying asset and (v) whether the underlying asset is of such a specialized nature that it is expected to have no alternative use to the lessor at the end of the lease term. As of June 30, 2024, our lease population consisted only of operating real estate leases.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
Our cash and cash equivalents as of June 30, 2024 and December 31, 2023 consisted of readily available checking and money market funds. As of June 30, 2024 and December 31, 2023, we also invested in U.S. Treasury securities, U.S. government agency securities, corporate debt, commercial paper and asset-backed securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. We do not believe that our cash and cash equivalents have significant risk of default or illiquidity. As of June 30, 2024 and December 31, 2023, we had approximately $1,851.9 million and $1,242.9 million in cash, cash equivalents and investments. For the three and six months ended June 30, 2024, we had interest income of $23.8 million and $45.5 million, respectively. The following table shows the impact of a hypothetical 10% increase or decrease in interest rates on our net assets as of June 30, 2024 and our net loss for the six months ended June 30, 2024:

	Impact on Net Assets as of June 30, 2024	Impact on Net Loss for the Six Months Ended June 30, 2024

Hypothetical Change in Interest Rates	(in thousands)
10% increase	$8,723	$1,993
10% decrease	$(8,723)	$(1,993)
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
Foreign Currency Risk
We are exposed to market risk related to changes in foreign currency exchange rates, mainly relating to our contracts with Lonza, our CMO in Switzerland. We have also entered into a limited number of contracts with other parties with payments denominated in foreign currencies. Payments under these contracts are made in foreign currencies and are subject to fluctuations in foreign currency rates. We do not currently have a formal program in place to hedge foreign currency risks. However, from time to time, we buy Swiss Francs (“CHF”), which is the majority of our foreign currency exposure, at market and hold CHF in our bank accounts. As of June 30, 2024 and December 31, 2023, we had approximately $6.5 million and $7.6 million of CHF cash and cash equivalents, respectively, held at two financial institutions. As of June 30, 2024 and December 31, 2023, we had foreign currency denominated accounts payable and accrued expenses of $38.5 million and $60.3 million, respectively. As of June 30, 2024 and December 31, 2023, we had foreign currency denominated property, plant and equipment of $89.4 million and $51.8 million, respectively. As of June 30, 2024 and December 31, 2023, we had foreign currency denominated other assets of $50.6 million and $34.7 million, respectively. For the three and six months ended June 30, 2024, we had foreign currency transaction losses of $0 million and $2.3 million, respectively. The following table shows the impact of a hypothetical 10% increase or decrease in current exchange rates on our net assets as of June 30, 2024 and our net loss for the six months ended June 30, 2024:

	Impact on Net Assets as of June 30, 2024	Impact on Net Loss for the Six Months Ended June 30, 2024

Hypothetical Change in Currency Exchange Rates	(in thousands)
10% increase	$(9,276)	$(6,737)
10% decrease	$9,276	$6,737
As our foreign currency risk increases in the future, we intend to evaluate alternative strategies, including hedging, to mitigate our foreign currency exposure.

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
Our management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), our principal executive officer and principal financial officer, respectively, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2024. Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures as of June 30, 2024 were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the quarter ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
We are a clinical-stage biotechnology vaccine company. Investment in clinical-stage companies and vaccine development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential vaccine candidate will not gain regulatory approval or become commercially viable. We do not have any products approved for sale and have not generated any revenue from product sales. As a result, we are not profitable and have incurred losses in each year since inception. Our net losses were $402.3 million and $223.5 million for the years ended December 31, 2023 and 2022, respectively, $128.7 million and $68.3 million for the three months ended June 30, 2024 and 2023, respectively, and $223.7 million and $128.8 million for the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, we had an accumulated deficit of $1,148.1 million.

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
As of June 30, 2024, we had cash, cash equivalents and investments of $1,851.9 million. We believe our existing cash, cash equivalents and investments will fund our current operating plans through at least 12 months from the filing date of this Quarterly Report on Form 10-Q. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned. Furthermore, we will need to raise substantial additional capital to complete the development, manufacturing and commercialization of our drug candidates. We expect to finance our cash needs through public or private equity or debt financings, third-party (including government) funding and marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements or any combination of these approaches.
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

In addition, the preclinical and clinical trial requirements of the FDA, European Medicines Agency (“EMA”) and other regulatory agencies and the criteria these regulators use to determine the safety and immunogenicity or efficacy of a vaccine candidate are determined according to the type, complexity, novelty and intended use and market of the potential products, taking into consideration the benefits and risks for the intended population who will receive the vaccine, as well as the disease(s) to be prevented. Regulatory agencies also evaluate a sponsor’s data to determine whether the manufacturing and facility information assure product quality and consistency. Approvals by the FDA and EMA for existing pneumococcal vaccines, such as Pfizer Inc.'s (“Pfizer's”) Prevnar 13® (“PCV13”) and Prevnar 20® (“PCV20”), and Merck & Co., Inc.'s (“Merck”) VAXNEUVANCETM (“PCV15”), CapvaxiveTM (“PCV21”) and Pneumovax® 23 (“PPSV23”), may not be indicative of what these regulators may require for approval of our vaccine candidates. For example, the FDA may challenge our VAX-24 Phase 3 Chemistry, Manufacturing and Controls (“CMC”) strategy, which could cause significant delays or unanticipated costs. Additionally, novel aspects of our vaccine candidates and manufacturing processes may create further challenges in obtaining regulatory approval. The regulatory approval process for our novel vaccine candidates can be more complex and consequently more expensive and take longer than for other, better known or extensively studied pharmaceutical or other vaccine candidates. More generally, approvals by any regulatory agency may not be indicative of what any other regulatory agency may require for approval or what such regulatory agencies may require for approval in connection with new vaccine candidates. Moreover, our vaccine candidates may not perform successfully in clinical trials.
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

Vaccine candidates that we successfully develop and commercialize may compete with existing vaccines and new vaccines that may become available in the future. Many of our competitors have substantially greater financial, lobbying, technical, human and other resources than we do and may be better equipped to develop, manufacture and market technologically superior vaccines, including the potential that our competitors may develop chemical processes or utilize novel technologies for developing vaccines that may be superior to those we employ. In addition, many of these competitors have significantly greater experience than we have in undertaking preclinical studies and clinical trials of new products and in obtaining regulatory approvals, including for many vaccine franchises. Accordingly, our competitors may succeed in obtaining FDA approval or a preferred recommendation from ACIP for their products. For example, PCV13 obtained FDA approval for the prevention of invasive pneumococcal disease (“IPD”) in infants based on non-inferior IgG antibody responses relative to Prevnar, using the surrogate immune endpoints established by the prior Prevnar field efficacy study. Pfizer implemented a similar approach to the development of its 20-valent PCV vaccine candidate, PCV20, which was approved by the FDA in June 2021 for use in adults and in April 2023 for use in infants and children. Pfizer announced in July 2024 that it is developing a new PCV that is currently in adult and pediatric Phase 2 clinical trials. Merck received approval for PCV15, its 15-valent PCV, in July 2021 for use in adults and in June 2022 for use in infants and children. Merck announced in June 2024 that PCV21, its 21-valent PCV, received approval from the FDA for use in adults. In addition, Sanofi and SK Chemicals have partnered to develop a 21-valent PCV and, in June 2023, announced positive results from their Phase 2 clinical trials in infants. GSK, which previously acquired Affinivax, is developing a 24-valent affinity-bound pneumococcal vaccine, which is currently in a Phase 2 clinical trial in infants with data anticipated in 2026 or later. GSK also has a 30-plus valent pneumococcal candidate vaccine in preclinical development.
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
In the United States, the CDC and ACIP develop vaccine recommendations for both children and adults, as do similar agencies around the world. To develop its recommendations, the ACIP forms working groups that gather, analyze and prepare scientific information. The ACIP also considers many of the factors above, as well as myriad additional factors such as the value of vaccination for the target population regarding the outcomes, health economic data and implementation issues. The ACIP recommendations are also made within categories, such as in an age group or a specified risk group. For example, the ACIP may determine that a preferred recommendation in a smaller child population may be more economical than recommending vaccinations for a larger adult population, which could adversely impact our market opportunity.
New pediatric vaccines that receive an ACIP preferred recommendation are almost universally adopted, and adult vaccines that receive a preferred recommendation are widely adopted. For example, in 2014, the ACIP voted to recommend PCV13 for routine use to help protect adults aged 65 years and older against pneumococcal disease, which caused PCV13 to become the standard-of-care along with continued use of PPSV23. The ACIP can also modify its preferred recommendation. For instance, in June 2019, the ACIP voted to revise the pneumococcal vaccination guidelines and recommend PCV13 for adults 65 and older based on the shared clinical decision making of the provider and patient, rather than a preferred use recommendation, which means the decision to vaccinate should be made at the individual level between health care providers and their patients. In October 2021, the ACIP voted to recommend the use of either PCV20, or PCV15 with PPSV23, for routine use in adults aged 65 years and older as well as for those between the ages of 19 and 64 years with certain underlying medical conditions or other risk factors who had not previously received a PCV or whose previous vaccination history was unknown. In June 2022, the ACIP voted to recommend that PCV15 may be used as an option to the then recommended PCV13 for children aged under 19 years according to then recommended PCV13 dosing and schedules. In June 2023, the ACIP voted to recommend the use of PCV20 as an option to PCV15 for routine use in children under the age of two, and as a “catch up” vaccination for healthy children between the ages of 24 and 59 months with incomplete PCV vaccination status and children between the ages of 24 and 71 months with certain underlying conditions and an incomplete PCV vaccination status. Further, the ACIP voted to recommend that children between the ages of two and 18 years with any risk condition who have received all recommended PCV doses before the age of six do not need additional doses if they have received at least one dose of PCV20. If children between the ages of two and 18 years with any risk condition received PCV13 or PCV15, but not PCV20, the ACIP recommend that they should receive a dose of PCV20 or PPSV23. The ACIP also voted to recommend that children between the ages of six and 18 years with any risk condition who have not received any dose of PCV13, PCV15 or PCV20 should receive a single dose of PCV15 or PCV20. When PCV15 is used in this instance, the ACIP recommended that it should be followed by a dose of PPSV23 at least eight weeks later if not previously given. In June 2023, the ACIP also recommended shared clinical decision-making regarding PCV20 use for adults aged 65 years and older who have completed the recommended vaccine series with both PCV13 and PPSV23. In June 2024, the ACIP voted to recommend PCV21 as an option to either PCV20, or PCV15 with PPSV23 for (i) adults aged 65 years and older who have not previously received a PCV or whose previous vaccination history is unknown, (ii) adults between the ages of 19 and 64 with certain underlying medical conditions or other risk factors who have not previously received a PCV or whose previous vaccination history is unknown and (iii) adults aged 19 years and older who have received PCV13 but not all recommended doses of PPSV23. Additionally, the ACIP recommended shared clinical decision-making regarding a supplemental dose of PCV21 for adults aged 65 and older who have completed their vaccine series with both PCV13 and PPSV23.
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
Even if we receive FDA approval to market additional vaccine candidates, we cannot provide assurance that any such vaccine candidates will be successfully commercialized, widely accepted in the marketplace or more effective than other commercially available alternatives. In addition, we believe current PCVs do not provide adequate coverage of the strains currently causing pneumococcal disease or those that previously caused pneumococcal disease. There has been a decrease in the incidence of disease attributable to the strains covered by existing vaccines but an increase in incidence attributable to non-covered strains that now cause most residual disease. Such change is driven by the void created when strains are taken out of circulation after widespread vaccination, which is a phenomenon known as serotype replacement. As a result of such change, broader spectrum PCVs are required to maintain protection against historically pathogenic strains while expanding coverage to current circulating and emerging strains. There can be no assurance that we will be able to develop higher-valent vaccines to address serotype replacement.
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

We may use third-party service providers and subprocessors, including our CROs, to help us operate our business and engage in processing on our behalf in a variety of contexts, including, without limitation, cloud-based infrastructure, data center facilities, encryption and authentication technology, employee email and other functions. We may also share Sensitive Information with our partners or other third parties in connection with our business. Our ability to monitor these third parties’ cybersecurity practices is limited, and these third parties may not have adequate information security measures in place. If our third-party service providers experience a cybersecurity incident or other interruption, including a system outage, we could experience adverse consequences. While we may be entitled to damages if our third-party service providers fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. In addition, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties’ infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised.
Cyberattacks and cybersecurity incidents, system outages, malicious internet-based activity, online and offline fraud, and other similar activities threaten the confidentiality, integrity, and availability of our Sensitive Information and our information technology systems, and those of the third parties upon which we rely. Such threats are prevalent and continue to increase, are increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers”; threat actors; “hacktivists”; organized criminal threat actors; personnel (through theft or misuse); and sophisticated nation-state and nation-state supported actors. Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties upon which we rely may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our services.
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
We have incorporated, and may continue to incorporate, certain AI solutions into our operations, and the use of AI involves various risks and challenges that could adversely affect our business. The development and deployment of AI systems involve inherent technical complexities and uncertainties, and our AI systems may encounter unexpected technical difficulties, limitations or errors, including inaccuracies in data processing or flawed algorithms. In addition, our competitors or other third parties may incorporate AI into their operations and products more quickly or more successfully than us, which could impair our ability to compete effectively.
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
The research, testing, manufacturing, labeling, approval, selling, import, export, marketing and distribution of drug products, including biologics such as conjugate vaccines, are subject to extensive regulation by the FDA and other regulatory authorities in the United States. We expect that our vaccine candidates will be regulated by the FDA as biologics. We are not permitted to market any biological drug product in the United States until we receive approval of a Biologics License Application (“BLA”) from the FDA. We have not previously submitted a BLA to the FDA, or similar approval filings to comparable foreign regulatory authorities. A BLA must include extensive preclinical and clinical data and supporting information to establish the vaccine candidate’s safety and effectiveness for each desired indication. Further, because our vaccine candidates that are subject to regulation as biological drug products, we will need to demonstrate that they are safe, pure and potent for use in their target indications. The BLA must also include significant information regarding the CMC for the product, including with respect to chain of identity and chain of custody of the product and various comparability assessments. The FDA’s review of our BLA may be significantly delayed if the FDA views that the CMC information included in our submission is not adequate or requests additional CMC information or data.
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

The FDA’s and other regulatory authorities’ policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our vaccine candidates. For example, on June 28, 2024, the U.S. Supreme Court, in Loper Bright Enterprises v. Raimondo, overturned long-standing precedent regarding the deference courts owe to agencies’ interpretation of ambiguous statutes in their rulemaking. While the impact of the Loper Bright decision on our business and regulatory strategy is unknown, the decision generally may, among other things, increase the frequency of challenges to decisions and rulemaking of health regulators, including FDA determinations of drug approval and market exclusivity and the Centers for Medicare & Medicaid Services’ (“CMS”) rules regarding reimbursement, and also impact the speed at which such health regulators make decisions and issue regulations.
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
•HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (the “HITECH”) and its implementing regulations, which also impose certain obligations, including mandatory contractual terms, with respect to safeguarding the privacy and security of individually identifiable health information of covered entities subject to the rule, including health plans, healthcare clearinghouses and certain healthcare providers, and their business associates that perform certain services involving the use or disclosure of individually identifiable health information for or on their behalf, as well as their covered subcontractors. HITECH also created tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions;
•the Federal Food Drug or Cosmetic Act, which prohibits, among other things, the adulteration or misbranding of drugs, biologics and medical devices;
•the U.S. Physician Payments Sunshine Act and its implementing regulations, which require certain manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to the CMS information related to certain payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other healthcare professionals (such as physician assistants and nurse practitioners), and teaching hospitals, as well as information regarding ownership and investment interests held by the physicians described above and their immediate family members;
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
Further, in the United States there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug and biological product pricing, reduce the cost of prescription drugs and biological products under government payor programs and review the relationship between pricing and manufacturer patient programs. For example, the IRA will, among other things, (i) directs the Department of Health and Human Services (“HHS”) to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare, and subject drug manufacturers to civil monetary penalties and a potential excise tax by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law, and (ii) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. However, the IRA does not change either the VFC or the provisions added in 2010 under the ACA. VFC was established to give first-dollar coverage to children up to 18 years of age whose families could not pay for vaccinations while the ACA guaranteed coverage of vaccines without cost sharing for Americans who are either privately insured or newly covered in states that expanded Medicaid. The IRA did help with vaccine access by eliminating cost sharing for adult vaccines covered under Medicare Part D and mandating that all state Medicaid programs cover certain adult vaccines and their administration without cost sharing. Further, many vaccines are excluded from Medicare Part B rebate requirements. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. These provisions take effect progressively starting in fiscal year 2023. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations, although the Medicare drug negotiation program is currently subject to legal challenges. HHS has and will continue to issue and update guidance as these programs are implemented. It is currently unclear how the IRA will be effectuated but is likely to have a significant impact on the pharmaceutical industry.

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
The patents and patent applications that we own or in-license may fail to result in issued patents with claims that protect VAX-24, VAX-31 or any future vaccine candidate in the United States or in other foreign countries. There is no assurance that all of the potentially relevant prior art relating to our patents and patent applications has been found, which can prevent a patent from issuing from a pending patent application, or be used to invalidate a patent. Even if patents do successfully issue and even if such patents cover VAX-24, VAX-31 or any future vaccine candidate, third parties may challenge their validity, enforceability or scope, which may result in such patents being narrowed, invalidated or held unenforceable. Any successful opposition to these patents or any other patents owned by or licensed to us could deprive us of rights necessary for the successful commercialization of any vaccine candidates or companion diagnostic that we may develop. Further, if we encounter delays in regulatory approvals, the period of time during which we could market a vaccine candidate under patent protection could be reduced.

If the patent applications we hold or have in-licensed with respect to our development programs and vaccine candidates fail to issue, if their breadth or strength of protection is threatened, or if they fail to provide meaningful exclusivity for VAX-24, VAX-31 or any future vaccine candidate, it could dissuade companies from collaborating with us to develop vaccine candidates and threaten our ability to commercialize future vaccines. Any such outcome could have a materially adverse effect on our business.
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
We have licensed certain intellectual property rights related to the XpressCFTM platform, components of our PCV candidates, and methods of making components of VAX-24 or VAX-31 from Sutro Biopharma and University of Georgia Research Foundation, Inc. We also license certain intellectual property rights related to a non-cross-reactive Group A Strep carbohydrate antigen and related methods of production from the Regents of the University of California. If, for any reason, these agreements are terminated or we otherwise lose those rights, it could adversely affect our business. These agreements impose, and any future collaboration agreements or license agreements we enter into are likely to impose, various development, commercialization, funding, milestone, royalty, diligence, sublicensing, insurance, patent prosecution and enforcement or other obligations on us. If we breach any material obligations, or use the intellectual property licensed to us in an unauthorized manner, we may be required to pay damages and the licensor(s) may have the right to terminate the license, which could result in us being unable to develop, manufacture and sell products that are covered by the licensed technology or enable a competitor to gain access to the licensed technology.

Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for noncompliance with these requirements.
Periodic maintenance fees on any issued patent are due to be paid to the USPTO and other foreign patent agencies in several stages over the lifetime of the patent. The USPTO and various foreign national or international patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. While an inadvertent lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Noncompliance events that could result in abandonment or lapse of patent rights include, but are not limited to, failure to timely file national and regional stage patent applications based on our international patent application, failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. If we or our licensors fail to maintain the patents and patent applications covering VAX-24, VAX-31 or any future vaccine candidate, or the XpressCFTM platform, our competitors might be able to enter the market, which would have an adverse effect on our business.
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
(c)Issuer Purchases of Equity Securities
None.
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Trading Arrangements
The adoption, modification or termination of contracts, instructions or written plans for the purchase or sale of our securities by our Section 16 officers or directors for the three months ended June 30, 2024, each of which was entered into during an open trading window and is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (“10b5-1 Plan”), were as follows:
Grant Pickering, our Chief Executive Officer and a member of our Board, adopted a 10b5-1 Plan on April 12, 2024, with an effective date of October 1, 2024. Mr. Pickering’s 10b5-1 Plan provides for the potential sale of up to 45,000 shares of our common stock held by Mr. Pickering and the potential exercise and sale of up to 195,000 shares of our common stock held by Mr. Pickering. Mr. Pickering’s 10b5-1 Plan also provides for the potential sale of up to 35,490 shares of our common stock held by trusts in which the beneficiaries are children of Mr. Pickering. Mr. Pickering's 10b5-1 Plan expires on October 1, 2025, or upon the earlier completion of all authorized transactions thereunder.
Andrew Guggenhime, our President and Chief Financial Officer, adopted a 10b5-1 Plan on May 17, 2024, with an effective date of October 18, 2024. Mr. Guggenhime’s 10b5-1 Plan provides for the potential exercise and sale of up to 146,000 shares of our common stock, and expires on October 17, 2025, or upon the earlier completion of all authorized transactions thereunder.
Mikhail Eydelman, our General Counsel, Chief Compliance Officer and Corporate Secretary, adopted a 10b5-1 Plan on June 11, 2024, with an effective date of October 1, 2024. Mr. Eydelman’s 10b5-1 Plan provides for the potential exercise and sale of up to 65,500 shares of our common stock, and expires on September 30, 2025, or upon the earlier completion of all authorized transactions thereunder.
Teri Loxam, a member of our Board, adopted a 10b5-1 Plan on June 18, 2024, with an effective date of September 16, 2024. Ms. Loxam’s 10b5-1 Plan provides for the potential exercise and sale of up to 12,500 shares of our common stock, and expires on September 15, 2025, or upon the earlier completion of all authorized transactions thereunder.

Halley Gilbert, a member of our Board, terminated her 10b5-1 Plan on June 16, 2024. Ms. Gilbert’s 10b5-1 Plan was originally adopted on March 1, 2024 for the potential exercise and sale of up to 51,950 shares of our common stock until May 31, 2025, or upon the earlier completion of all authorized transactions thereunder.

During the three months ended June 30, 2024, none of the Company’s other directors or Section 16 officers adopted, modified or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

Vaxcyte, Inc.

Date: August 6, 2024	By:	/s/ Grant E. Pickering
Grant E. Pickering
Chief Executive Officer

Date: August 6, 2024	By:	/s/ Andrew Guggenhime
Andrew Guggenhime
President and Chief Financial Officer