Form 10-Q
period 2024-09-30
Vaxcyte, Inc.
filed 2024-11-05
CIK 1649094

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________________
FORM 10-Q
___________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐     No   ☒
As of November 1, 2024, the registrant had 124,636,546 shares of common stock, $0.001 par value per share, outstanding.

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
•Our business is highly dependent on the success of our pneumococcal conjugate vaccine candidates, VAX-31 and VAX-24, both of which are in clinical development. If we are unable to successfully develop, obtain approval for and effectively commercialize VAX-31 or VAX-24, our business would be significantly harmed.
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

PART I—FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
VAXCYTE, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(unaudited)

	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$1,050,189	$397,451
Short-term investments	1,130,276	682,776
Prepaid expenses and other current assets	33,400	15,727
Total current assets	2,213,865	1,095,954
Property and equipment, net	163,243	79,626
Operating lease right-of-use assets	28,700	30,997
Long-term investments	1,092,574	162,675
Restricted cash	1,318	1,103
Other assets	60,046	37,562
Total noncurrent assets	1,345,881	311,963
Total assets	$3,559,746	$1,407,917

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$18,219	$14,587
Accrued compensation	12,244	11,056
Accrued manufacturing expenses	52,937	52,767
Accrued expenses	30,753	59,815
Operating lease liabilities — current	9,637	7,113
Total current liabilities	123,790	145,338
Operating lease liabilities — long-term	18,322	22,111
Total liabilities	142,112	167,449

Commitments and contingencies (Note 7)
Stockholders' Equity
Preferred stock, $0.001 par value — 10,000,000 shares authorized at September 30, 2024 and December 31, 2023; no shares issued and outstanding at September 30, 2024 and December 31, 2023	—	—
Common stock, $0.001 par value — 500,000,000 shares authorized at September 30, 2024 and December 31, 2023; 124,429,862 and 95,364,831 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	127	98
Additional paid-in capital	4,668,607	2,164,583
Accumulated other comprehensive gain	139	179
Accumulated deficit	(1,251,239)	(924,392)
Total stockholders' equity	3,417,634	1,240,468
Total liabilities and stockholders' equity	$3,559,746	$1,407,917
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VAXCYTE, INC.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating expenses:
Research and development	$116,936	$97,421	$343,030	$228,191
General and administrative	22,988	15,605	64,347	43,174
Total operating expenses	139,924	113,026	407,377	271,365
Loss from operations	(139,924)	(113,026)	(407,377)	(271,365)
Other income, net:
Interest income	28,057	18,495	73,536	45,339
Grant income	292	1,640	812	4,759
Realized gains on marketable securities	1	—	50	—
Foreign currency transaction gains (losses)	8,450	227	6,132	(198)
Total other income, net	36,800	20,362	80,530	49,900
Net loss	$(103,124)	$(92,664)	$(326,847)	$(221,465)
Net loss per share, basic and diluted	$(0.83)	$(0.91)	$(2.78)	$(2.32)
Weighted-average shares outstanding, basic and diluted	123,693,461	101,668,655	117,596,424	95,367,751
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VAXCYTE, INC.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net Loss	$(103,124)	$(92,664)	$(326,847)	$(221,465)
Other comprehensive loss:
Unrealized gains (losses) on investments, net	8,692	231	6,248	(1,929)
Foreign currency translation adjustments, net	(10,368)	—	(6,288)	—
Comprehensive loss	$(104,800)	$(92,433)	$(326,887)	$(223,394)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VAXCYTE, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share data)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Gain	Total Stockholders’ Equity
	Shares	Amount
Balance — December 31, 2023	95,364,831	$98	$2,164,583	$(924,392)	$179	$1,240,468
Exercise of stock options	631,287	1	5,023	—	—	5,024
Issuance of common stock and pre-funded warrants in connection with follow-on public offering, net of issuance costs of $45,997	12,695,312	13	816,465	—	—	816,478
Release of restricted stock units	64,301	—	(3,306)	—	—	(3,306)
Stock-based compensation expense	—	—	17,629	—	—	17,629
Unrealized losses on investments, net	—	—	—	—	(1,999)	(1,999)
Foreign currency translation adjustments, net	—	—	—	—	4,709	4,709
Net loss	—	—	—	(95,020)	—	(95,020)
Balance — March 31, 2024	108,755,731	$112	$3,000,394	$(1,019,412)	$2,889	$1,983,983
Exercise of stock options	236,610	—	2,744	—	—	2,744
Follow-on public offering costs	—	—	25	—	—	25
Issuance of common stock in connection with at-the-market offering, net of issuance costs of $2,551	1,503,035	2	106,507	—	—	106,509
Release of restricted stock units	26,992	—	(565)	—	—	(565)
Issuance of common stock under Employee Stock Purchase Plan	53,625	—	1,655	—	—	1,655
Stock-based compensation expense	—	—	21,558	—	—	21,558
Unrealized losses on investments, net	—	—	—	—	(445)	(445)
Foreign currency translation adjustments, net	—	—	—	—	(629)	(629)
Net loss	—	—	—	(128,703)	—	(128,703)
Balance — June 30, 2024	110,575,993	$114	$3,132,318	$(1,148,115)	$1,815	$1,986,132
Exercise of stock options	526,071	—	11,737	—	—	11,737
Issuance of common stock and pre-funded warrants in connection with follow-on public offering, net of issuance costs of $71,822	12,087,378	12	1,423,164	—	—	1,423,176
Issuance of common stock in connection with at-the-market offering, net of issuance costs of $1,816	1,119,525	1	89,459	—	—	89,460
Release of restricted stock units	120,895	—	(9,336)	—	—	(9,336)
Stock-based compensation expense	—	—	21,265	—	—	21,265
Unrealized gains on investments, net	—	—	—	—	8,692	8,692
Foreign currency translation adjustments, net	—	—	—	—	(10,368)	(10,368)
Net loss	—	—	—	(103,124)	—	(103,124)
Balance — September 30, 2024	124,429,862	$127	$4,668,607	$(1,251,239)	$139	$3,417,634
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VAXCYTE, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share data)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Gain (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance — December 31, 2022	79,470,670	$82	$1,476,018	$(522,126)	$(361)	$953,613
Exercise of stock options	100,964	1	501	—	—	502
Issuance of common stock in connection with at-the-market offering, net of issuance costs of $1,237	1,041,536	1	41,786	—	—	41,787
Release of restricted stock units	27,681	—	(727)	—	—	(727)
Vesting of early exercised stock options	—	—	2	—	—	2
Stock-based compensation expense	—	—	9,648	—	—	9,648
Unrealized gains on investments, net	—	—	—	—	408	408
Net loss	—	—	—	(60,462)	—	(60,462)
Balance — March 31, 2023	80,640,851	$84	$1,527,228	$(582,588)	$47	$944,771
Exercise of stock options	69,951	—	884	—	—	884
Issuance of common stock and pre-funded warrants in connection with follow-on offering, net of issuance costs of $29,952	13,030,000	13	545,266	—	—	545,279
Issuance of common stock under Employee Stock Purchase Plan	43,060	—	1,017	—	—	1,017
Release of restricted stock units	28,671	—	(214)	—	—	(214)
Vesting of early exercised stock options	—	—	2	—	—	2
Stock-based compensation expense	—	—	12,544	—	—	12,544
Unrealized losses on investments, net	—	—	—	—	(2,568)	(2,568)
Net loss	—	—	—	(68,339)	—	(68,339)
Balance — June 30, 2023	93,812,533	$97	$2,086,727	$(650,927)	$(2,521)	$1,433,376
Exercise of stock options	144,818	—	2,156	—	—	2,156
Issuance of common stock in connection with at-the-market offering, net of issuance costs of $1,000	1,054,407	1	48,999	—	—	49,000
Release of restricted stock units	87,343	—	(2,605)	—	—	(2,605)
Vesting of early exercised stock options	—	—	2	—	—	2
Stock-based compensation expense	—	—	13,220	—	—	13,220
Unrealized gains on investments, net	—	—	—	—	231	231
Net loss	—	—	—	(92,664)	—	(92,664)
Balance — September 30, 2023	95,099,101	$98	$2,148,499	$(743,591)	$(2,290)	$1,402,716
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VAXCYTE, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(326,847)	$(221,465)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,139	2,268
Stock-based compensation expense	60,452	35,412
Amortization of operating lease right-of-use assets	6,921	4,955
Net accretion of discounts on investments	(27,028)	(32,406)
Unrealized foreign exchange gains, net	(6,453)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2,530)	2,431
Operating lease right-of-use assets	(4,624)	—
Other assets	(22,052)	1,363
Accounts payable	3,275	4,746
Accrued compensation	1,174	5,745
Accrued manufacturing expenses	(54)	33,614
Accrued expenses	(26,334)	(511)
Operating lease liabilities	(1,265)	(4,132)
Net cash used in operating activities	(341,226)	(167,980)
Cash flows from investing activities:
Purchases of property and equipment	(18,406)	(10,808)
Purchases of investments	(2,271,486)	(1,126,286)
Purchases related to manufacturing facility and equipment construction-in-progress	(70,726)	—
Maturities of investments	869,688	368,919
Sales of investments	42,432	8,790
Net cash used in investing activities	(1,448,498)	(759,385)
Cash flows from financing activities:
Proceeds from exercise of common stock options	19,505	3,541
Proceeds from issuance of common stock related to at-the-market offerings, net of issuance costs	195,969	90,787
Proceeds from issuance of common stock from follow-on offerings, net of issuance costs	2,239,679	545,279
Release of restricted stock units	(13,207)	(3,546)
Proceeds from issuance of common stock under Employee Stock Purchase Plan	1,655	1,017
Net cash provided by financing activities	2,443,601	637,078
Effect of exchange rate changes on cash and cash equivalents	(924)	996
Net increase (decrease) in cash, cash equivalents and restricted cash	652,953	(289,291)
Cash, cash equivalents and restricted cash, beginning of period	398,554	835,528
Cash, cash equivalents and restricted cash, end of period	$1,051,507	$546,237
Supplemental disclosure of non-cash investing activities:
Purchases of property and equipment recorded in accounts payable and accrued expenses	$5,529	$433
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
Unaudited Interim Condensed Consolidated Financial Statements
The condensed consolidated balance sheet as of September 30, 2024, the condensed consolidated statements of operations, comprehensive loss and stockholders’ equity for the three and nine months ended September 30, 2024 and 2023 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2024 and 2023 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair statement of our financial information. The financial data disclosed in the footnotes to the condensed consolidated financial statements related to the three and nine months ended September 30, 2024 and 2023 are also unaudited. The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any other future annual or interim period. These interim condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and related notes thereto for the year ended December 31, 2023 included in our Annual Report on Form 10-K filed with the SEC on February 27, 2024.
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

	September 30, 2024	December 31, 2023

	(in thousands)
Cash and cash equivalents	$1,050,189	$397,451
Restricted cash	1,318	1,103
Cash, cash equivalents and restricted cash	$1,051,507	$398,554
Investments
Our investments have been classified and accounted for as available-for-sale securities. Fixed income securities consist of U.S. Treasury securities, U.S. government agency securities, corporate debt, commercial paper and asset-backed securities. These securities are recorded on the condensed consolidated balance sheets at fair value. Unrealized gains and losses on these securities are included as a separate component of accumulated other comprehensive gain (loss). The cost of investment securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in other income, net. Realized gains and losses are also included in other income, net. When the fair value of a debt security declines below its amortized cost basis, any portion of that decline attributable to credit losses, to the extent expected to be nonrecoverable before the sale of the security, is recognized in our condensed consolidated statements of operations. When the fair value of a debt security declines below its amortized cost basis due to changes in interest rates, such amounts are recorded in other comprehensive loss, and are recognized in our condensed consolidated statements of operations only if we sell or intend to sell the security before recovery of its cost basis.
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
Leases
We determine if an arrangement is a lease at inception. In addition, we determine whether a lease meets the classification criteria of a finance or operating lease at the lease commencement date considering whether: (i) the lease transfers ownership of the underlying asset to the lessee at the end of the lease term; (ii) the lease grants the lessee an option to purchase the underlying asset that the lessee is reasonably certain to exercise; (iii) the lease term is for a major part of the remaining economic life of the underlying asset; (iv) the present value of the sum of the lease payments and residual value guaranteed by the lessee equals or exceeds substantially all of the fair value of the underlying asset; and (v) the underlying asset is such a specialized nature that it is expected to have no alternative use to the lessor at the end of the lease term. As of September 30, 2024, our lease population consisted of office operating leases. As of September 30, 2024, we did not have finance leases.
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
We are subject to supplier concentration risk from our suppliers. Although we are working to establish secondary sources of supply, we currently source several of our critical raw materials from single-source suppliers. We also use one contract manufacturing organization (“CMO”), Lonza Ltd. (“Lonza”), to handle most of our manufacturing activities for our VAX-31 and VAX-24 programs. If we were to experience disruptions in raw materials supplied by our suppliers, or in manufacturing activities at Lonza, we may experience significant delays in our product development timelines and may incur substantial costs to secure alternative sources of raw materials or manufacturing.
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
In March 2024, the FASB issued Accounting Standards Update (“ASU”) No. 2024-02, Codification Improvements—Amendments to Remove References to the Concepts Statements (“ASU 2024-02”). The amendments in ASU 2024-02 clarify and simplify references to certain concept statements within U.S. GAAP. The new standard is effective for us for the annual period beginning after December 15, 2024. We are currently evaluating the impact of this guidance and do not expect adoption of ASU 2024-02 will have a material impact on our consolidated financial statements and related disclosures.
In March 2024, the FASB issued ASU No. 2024-01, Compensation—Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards (“ASU 2024-01”). The amendments in ASU 2024-01 improve consistent application of and simplify U.S. GAAP of Topic 718 by clarifying and amending existing guidance. The guidance is effective for us for the annual period beginning after December 15, 2024. We are currently evaluating the impact of this guidance and do not expect adoption of ASU 2024-01 will have a material impact on our consolidated financial statements and related disclosures.
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). The ASU improves the transparency of income tax disclosures by requiring (i) consistent categories and greater disaggregation of information in the rate reconciliation and (ii) income taxes paid disaggregated by jurisdiction. The guidance is effective for us for the annual period beginning after December 15, 2024. We are currently evaluating the impact of this guidance on our consolidated financial statements and related disclosures.
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). The ASU requires entities to report incremental information about significant segment expenses included in a segment’s profit or loss measure as well as the name and title of the chief operating decision maker. The guidance also requires interim disclosures related to reportable segment profit or loss and assets that had previously only been disclosed annually. The guidance is effective for us for the annual period beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. Entities must adopt the changes to the segment reporting guidance on a retrospective basis, and early adoption is permitted. We are currently evaluating the impact of this standard on our disclosures and will adopt the ASU for our 2024 Form 10-K.
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
Level 1 securities consist of highly liquid money market funds for which the carrying amounts approximate their fair values due to their short maturities. U.S. Treasury securities are valued using Level 1 inputs based on unadjusted, quoted prices in active markets that are observable at the measurement date for identical assets or liabilities. Level 2 securities, consisting of corporate debt, commercial paper, U.S. government agency securities and asset-backed securities, are measured based on other observable inputs, including broker or dealer quotations or alternative pricing sources. When quoted prices in active markets for identical assets or liabilities are not available, we rely on non-binding quotes from our investment managers, which are based on proprietary valuation models of independent pricing services. These models generally use inputs such as observable market data, quoted market prices for similar instruments or historical pricing trends of securities relative to our peers. To validate the fair value determinations provided by our investment managers, we review the pricing movement in the context of overall market trends and trading information from our investment managers. In addition, we assess the inputs and methods used in determining the fair value in order to determine the classification of securities in the fair value hierarchy. We had no Level 3 securities as of September 30, 2024 or December 31, 2023.
There were no transfers within the hierarchies during the three and nine months ended September 30, 2024 or the year ended December 31, 2023.

The following tables set forth our financial instruments measured at fair value on a recurring basis by level within the fair value hierarchy at September 30, 2024 and December 31, 2023:

		September 30, 2024
	Fair Value Hierarchy Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Assets		(in thousands)
Cash and cash equivalents:
Cash	Level 1	$25,939	$—	$—	$25,939
Money market funds	Level 1	463,700	—	—	463,700
U.S. Treasury securities	Level 1	75,578	7	(3)	75,582
Commercial paper	Level 2	466,099	8	(49)	466,058
U.S. government agency securities	Level 2	18,909	2	(1)	18,910
Total cash and cash equivalents		1,050,225	17	(53)	1,050,189
Investments:
U.S. Treasury securities	Level 1	1,124,838	3,341	(452)	1,127,727
Commercial paper	Level 2	128,620	141	—	128,761
Corporate debt	Level 2	603,485	2,427	(133)	605,779
Asset-backed securities	Level 2	160,491	444	(15)	160,920
U.S. government agency securities	Level 2	198,955	769	(61)	199,663
Total investments		2,216,389	7,122	(661)	2,222,850

Total assets measured at fair value		$3,266,614	$7,139	$(714)	$3,273,039

		December 31, 2023
	Fair Value Hierarchy Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Assets		(in thousands)
Cash and cash equivalents:
Cash	Level 1	$50,003	$—	$—	$50,003
Money market funds	Level 1	47,357	—	—	47,357
Commercial paper	Level 2	300,256	—	(165)	300,091
Total cash and cash equivalents		397,616	—	(165)	397,451
Investments:
U.S. Treasury securities	Level 1	481,704	422	(44)	482,082
Commercial paper	Level 2	102,435	7	(35)	102,407
Corporate debt	Level 2	133,523	168	(42)	133,649
Asset-backed securities	Level 2	23,963	18	—	23,981
U.S. government agency securities	Level 2	103,484	—	(152)	103,332
Total investments		845,109	615	(273)	845,451

Total assets measured at fair value		$1,242,725	$615	$(438)	$1,242,902

The following table presents the contractual maturities of our investments as of September 30, 2024 (in thousands):

September 30, 2024
Fair Value
Due in less than one year	$1,130,276
Due in one to five years	1,092,574
Total	$2,222,850
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

As of September 30, 2024, we have incurred an accumulated (i) $123.3 million of capital expenditures related to the Vaxcyte owned facility buildout and equipment and (ii) $58.0 million of facility buildout expenditures that are owned and controlled by Lonza, including the Repurposing Fee, which have been accounted for as prepaid lease payments and will be recorded as a ROU asset under Accounting Standards Codification (“ASC”) 842 lease accounting when control over the Suite is transferred to us, which we expect to occur when the buildout of the Suite is complete and manufacturing activities commence (see Note 5, “Balance Sheet Details”).
5. Balance Sheet Details
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets as of September 30, 2024 and December 31, 2023 consisted of the following:

	September 30, 2024	December 31, 2023

	(in thousands)
Interest receivable	$17,574	$3,598
Prepaid expenses	10,588	6,159
Purchased equipment deposits	1,497	3,856
Grant receivable	298	9
Other current assets	3,443	2,105
Total	$33,400	$15,727
Property and Equipment, Net
Property and equipment, net as of September 30, 2024 and December 31, 2023 consisted of the following:

	September 30, 2024	December 31, 2023

	(in thousands)
Furniture and equipment	$1,608	$1,608
Computers and computer software	1,001	771
Lab equipment	31,328	25,110
Leasehold improvements	4,059	1,460
Manufacturing equipment	15,390	8,134
Manufacturing facility and equipment construction-in-progress (1)	123,268	51,815
Total property and equipment	176,654	88,898
Less: accumulated depreciation and amortization	(13,411)	(9,272)
Property and equipment, net	$163,243	$79,626
___________
(1) See Note 4, “Commercial Manufacturing and Supply Agreement,” for further details.
Depreciation and amortization expense was $1.8 million and $0.8 million for the three months ended September 30, 2024 and 2023, respectively, and $4.1 million and $2.3 million for the nine months ended September 30, 2024 and 2023, respectively.

Other Assets
Other assets as of September 30, 2024 and December 31, 2023 consisted of the following:

	September 30, 2024	December 31, 2023

	(in thousands)
Manufacturing facility construction buildout (1)	$57,991	$34,688
Other long-term assets	1,771	2,768
Long-term prepaid assets	284	106
Total	$60,046	$37,562
___________
(1) See Note 4, “Commercial Manufacturing and Supply Agreement,” for further details.
Accrued Expenses
Accrued expenses as of September 30, 2024 and December 31, 2023 consisted of the following:

	September 30, 2024	December 31, 2023

	(in thousands)
Other research and development	$25,674	$30,759
Other accrued expenses	3,955	1,900
Clinical studies	1,124	2,156
Acquired manufacturing rights (1)	—	25,000
Total	$30,753	$59,815
___________
(1) See Note 7, “Commitments and Contingencies, Sutro Option Agreement,” for further details.

6. Leases
Operating Lease Obligations
In July 2024, we entered into a sublease agreement (the “Sublease”) for a new operating lease in the same campus as our current corporate headquarters. The Sublease has a contractual term of two years, expiring on June 30, 2026, unless earlier terminated. Pursuant to the Sublease, the base rent was abated for two full calendar months following the July 3, 2024 effective date of the Sublease. Thereafter, we are obligated to pay an aggregate of approximately $2.1 million in rent payments for the remaining ten months of the first year, with a 3% rent adjustment (not inclusive of rent abatement) in the second year of the lease. We are also required to pay approximately 38.37% of our share of monthly operating expenses. Upon commencement of the lease in July 2024, we recorded a ROU asset and lease liability of $4.6 million.
In October 2023, we entered into the Commercial Manufacturing and Supply Agreement with Lonza. We have concluded that this agreement contains an embedded lease and will be accounted for in accordance with ASC 842 Leases upon the commencement date. As of September 30, 2024, the lease had not commenced and, as such, no lease liability or ROU asset was recorded on the consolidated balance sheets and no operating lease expense was recorded on the consolidated statements of operations. See Note 4, “Commercial Manufacturing and Supply Agreement,” for further details.
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
Information related to our leases are as follows (dollar amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Cash paid for operating lease liabilities	$3,614	$1,671	$8,406	$5,013

Weighted-average remaining lease term (in years)			5.03	2.04
Weighted-average discount rate			8.3%	7.6%
Maturities of lease liabilities as of September 30, 2024 were as follows:

Years ending December 31,	(in thousands)
Remainder of 2024	$2,076
2025	12,522
2026	4,262
2027	2,986
2028	3,075
Thereafter	9,501
Total future undiscounted lease payments	34,422
Less: Imputed interest	(6,463)
Total lease liabilities	$27,959
Rent expense recognized under the leases was $3.3 million and $1.9 million for the three months ended September 30, 2024 and 2023, respectively, and $8.7 million and $5.8 million for the nine months ended September 30, 2024 and 2023, respectively.

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
Guarantees and Indemnifications
In the normal course of business, we enter into agreements that contain a variety of representations and provide for general indemnification. Our exposure under these agreements is unknown because it involves claims that may be made against us in the future. To date, we have not paid any claims or been required to defend any action related to our indemnification obligations. As of September 30, 2024, we did not have any material indemnification claims that were probable or reasonably possible and consequently have not recorded related liabilities.

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
In February 2023, we entered into another non-exclusive development and manufacturing services agreement with Lonza effective as of March 1, 2023 (the “2023 Lonza DMSA”). Pursuant to the 2023 Lonza DMSA, Lonza will perform manufacturing process development and the manufacture of components for VAX-31 and VAX-24, including the polysaccharide antigens, our proprietary eCRM protein carrier and conjugated drug substances. Subject to the terms and conditions set forth in the 2023 Lonza DMSA, Lonza has granted to us a non-exclusive, worldwide, fully paid-up, transferable license, including the right to grant sublicenses (subject to the prior written consent of Lonza), under the New General Application Intellectual Property, to use, sell and import the Product manufactured under the 2023 Lonza DMSA (but no other products). Unless earlier terminated, the 2023 Lonza DMSA shall remain in place for a period of five years and shall automatically renew for one additional two-year period unless either party provides written notice of non-renewal at least two years prior to the fifth anniversary of the effective date. We may terminate the 2023 Lonza DMSA for any reason on prior written notice to the other party on a Project Plan-by-Project Plan basis. Either party may terminate the 2023 Lonza DMSA (i) within a given time period upon any material breach that is left uncured by the other party, (ii) immediately if the other party becomes insolvent, is dissolved or liquidated, makes a general assignment for the benefit of its creditors, or files or has filed against it, a petition in bankruptcy or has a receiver appointed for a substantial part of its assets, (iii) upon an extended force majeure event, or (iv) if it becomes apparent to either party at any stage in the provision of the Services that it will be impossible to complete the Services for scientific or technical reasons despite exercise of best commercial efforts by both parties. Pursuant to the reason for termination and the party initiating the termination, we will pay Lonza for some combination of services rendered, costs incurred, unreimbursed capital equipment and/or any cancellation fees. Upon an extended force majeure event, neither party shall have any further liability to the other party (each term as defined in the 2023 Lonza DMSA).
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

On November 21, 2023 (the “Option Exercise Date”), we exercised the Option by submitting written notice thereof to Sutro Biopharma and concurrently paid Sutro Biopharma $50.0 million in cash as the first of two installment payments for the Option exercise price. On May 13, 2024, we paid the second and final installment of $25.0 million in cash for the Option exercise. When these payments were made, we determined there was no current alternative future use of the acquired manufacturing rights from the Option Agreement and, as a result, the amounts paid were expensed as incurred.
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
Purchase Commitments
We enter into agreements in the normal course of business with CMOs and other vendors for manufacturing services and raw materials purchases. We rely on several third-party manufacturers for our manufacturing requirements. As of September 30, 2024, we had the following amounts of non-cancelable purchase commitments related to manufacturing services and raw materials purchased due to our key manufacturing partners. These amounts represent our minimum contractual obligations, including termination fees. If we terminate certain firm orders with key manufacturing partners, we will be required to pay for the manufacturing services scheduled or raw materials purchased under our arrangements. The actual amounts we pay in the future to our vendors under such agreements may differ from the purchase order amounts.

Years ending December 31,	(in thousands)
Remainder of 2024	$144,758
2025	179,248
2026	45,002
2027	809
Total non-cancelable purchase commitments due to our key manufacturing partners	$369,817
8. Stockholders' Equity
Preferred Stock
Our certificate of incorporation authorizes us to issue up to 10,000,000 shares of preferred stock with $0.001 par value per share. There were no shares of preferred stock issued or outstanding as of September 30, 2024 and December 31, 2023. Our board of directors (“Board”) are authorized to provide for the issuance of all or any of the shares of preferred stock in one or more series, and to fix, determine or alter the voting powers, designation, preferences and rights of the preferred shares, and the qualifications, limitations or restrictions of any wholly unissued shares, to establish from time to time the number of shares constituting any such series, and to increase or decrease the number of shares, if any. Holders of outstanding shares of preferred stock shall be entitled to receive dividends, when, and as declared by the Board in preference and priority to any declaration or payment of any distribution on common stock. The right to receive dividends on preferred shares of preferred stock shall not be cumulative and no right to dividends shall accrue to holders of preferred stock. No dividends have been paid or declared as of September 30, 2024 and December 31, 2023.
Common Stock
Our certificate of incorporation authorizes us to issue up to 500,000,000 shares of common stock with $0.001 par value per share, of which 124,429,862 and 95,364,831 shares were issued and outstanding as of September 30, 2024 and December 31, 2023, respectively. The holders of our common stock are also entitled to receive dividends whenever funds are legally available, when and if declared by our Board. As of September 30, 2024 and December 31, 2023, no dividends had been declared. Each share of common stock is entitled to one vote.
In July 2021, we entered into an Open Market Sales AgreementSM (the “Original ATM Sales Agreement”) with Jefferies LLC (“Jefferies”), which provided that, upon the terms and subject to the conditions and limitations set forth in the Original ATM Sales Agreement, we had the right to issue and sell, from time to time, shares of our common stock having an aggregate offering price of up to $150.0 million through Jefferies acting as our sales agent or principal. As of February 27, 2023, we had sold 4,995,709 shares of our common stock under the Original ATM Sales Agreement at a weighted average price of $27.57 per share for aggregate gross proceeds of $137.8 million. On February 27, 2023, we and Jefferies entered into an amendment to the Original ATM Sales Agreement (as amended, the “Amended ATM Sales Agreement”) pursuant to which we may offer and sell shares of our common stock having an aggregate offering price of up to $400.0 million. The material terms and conditions of the Original ATM Sales Agreement otherwise remain unchanged. We will pay Jefferies a commission of up to 3.0% of the gross sales proceeds of any common stock sold through Jefferies under the Amended ATM Sales Agreement; however, we are not obligated to make any sales of common stock. As of September 30, 2024, we have sold 4,211,367 shares of our common stock under the Amended ATM Sales Agreement at a weighted average price of $64.19 per share for aggregate gross proceeds of $270.3 million ($264.2 million net of commissions and offering expenses).
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
In September 2024, we completed an underwritten public offering of 12,087,378 shares of our common stock, which included the full exercise of the underwriters’ option to purchase an additional 1,893,203 shares, at a price of $103.00 per share and pre-funded warrants to purchase 2,427,184 shares of our common stock at a price of $102.999 per underlying share. In aggregate, we received $1.4 billion in net proceeds after deducting underwriting discounts and commissions and other offering expenses payable by us, and excluding the exercise of any pre-funded warrants.
Common stock reserved for future issuance under the 2020 Equity Incentive Plan (the “2020 Plan”) and the 2014 Equity Incentive Plan (the “2014 Plan”) was as follows, and excludes 29,638 shares issued outside of the 2014 Plan and 2020 Plan:

	September 30, 2024	December 31, 2023
Options issued and outstanding	9,435,513	9,314,836
Restricted stock units outstanding	1,152,946	753,462
Shares available for future stock option and restricted stock unit grants	7,537,258	6,065,150
Total	18,125,717	16,133,448
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
In connection with our underwritten public offering in September 2024, we issued pre-funded warrants to purchase 2,427,184 shares of our common stock at a price of $102.999 per underlying share. Each pre-funded warrant has an exercise price of $0.001 per share.
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

The pre-funded warrants will not expire until they are fully exercised. However, we may not affect the exercise of any pre-funded warrants, and a holder will not be entitled to exercise any portion of any pre-funded warrants that, upon giving effect to such exercise, would cause: (i) the aggregate number of shares of our common stock beneficially owned by such holder (together with affiliates) to exceed 4.99% or 9.99% of the number of shares of our common stock outstanding immediately after giving effect to the exercise, as applicable; or (ii) the combined voting power of our securities beneficially owned by such holder (together with its affiliates) to exceed 4.99% or 9.99% of the combined voting power of all of our securities outstanding immediately after giving effect to the exercise, as applicable, as such percentage ownership is determined in accordance with the terms of the pre-funded warrants. However, any holder of a pre-funded warrant may increase or decrease such percentage to any other percentage not in excess of 19.99% upon at least 61 days' prior notice for the holder to us.
As of September 30, 2024, in aggregate, we have issued pre-funded warrants to purchase 10,458,434 shares of our common stock and no shares underlying the pre-funded warrants had been exercised.
10. Equity Incentive Plans
2020 and 2014 Equity Incentive Plans
In June 2020, our Board adopted, and our stockholders approved, the 2020 Plan, which became effective on June 11, 2020. Under the 2020 Plan, we may grant stock options, appreciation rights, restricted stock and restricted stock units (“RSUs”) to employees, consultants and directors. Stock options granted under the 2020 Plan may be either incentive stock options or nonqualified stock options. Incentive stock options may be granted only to our employees, including officers and directors who are also employees. Nonqualified stock options may be granted to our employees, officers, directors, consultants and advisors. The exercise price of stock options granted under the 2020 Plan must be at least equal to the fair market value of the common stock on the date of grant, except that an incentive stock option granted to an employee who owns more than 10% of the shares of our common stock shall have an exercise price of no less than 110% of the fair value per share on the grant date and expire five years from the date of grant. The maximum term of stock options granted under the 2020 Plan is 10 years, unless subject to the provisions regarding 10% stockholders. Our stock options granted to new employees generally vest over four years at a rate of 25% upon the first anniversary of the vesting commencement date and monthly thereafter. Our other stock options granted to employees generally vest on terms consistent with stock options granted to new employees or monthly over four years from the vesting commencement date. Our RSUs granted to new employees generally vest over four years at a rate of 25% upon one year from the grant date, then 12.5% every six months thereafter. Our other RSUs granted to employees generally vest over three and a half years at a rate of 25% upon six months from the grant date, then 12.5% every six months thereafter. A total of 10,150,000 shares of common stock were approved to be initially reserved for issuance under the 2020 Plan. The number of shares that remained available for issuance under the 2014 Plan as of the effective date of the 2020 Plan and shares subject to outstanding awards under the 2014 Plan as of the effective date of the 2020 Plan that are subsequently canceled, forfeited or repurchased by us will be added to the shares reserved under the 2020 Plan. In addition, the number of shares of common stock available for issuance under the 2020 Plan will be automatically increased on the first day of each calendar year during the ten-year term of the 2020 Plan, beginning with January 1, 2021 and ending with January 1, 2030, by an amount equal to 5% of the outstanding number of shares of our common stock on December 31 of the preceding calendar year or such lesser amount as determined by our Board. Effective January 1, 2024, the number of shares of common stock available under the 2020 Plan increased by 4,768,241 shares pursuant to the evergreen provision. As of September 30, 2024, an aggregate of 7,537,258 shares of common stock were available for issuance under the 2020 Plan.
Our 2014 Plan permitted the granting of incentive stock options, non-statutory stock options, restricted stock and other stock-based awards. Subsequent to the adoption of the 2020 Plan, no additional equity awards can be made under the 2014 Plan. As of September 30, 2024, 1,497,958 shares and 9,090,501 shares of common stock were subject to outstanding options and RSUs under the 2014 Plan and 2020 Plan, respectively.
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

Stock Options and Restricted Stock Units Activity
Stock options and RSUs activity under our 2020 Plan and 2014 Plan, which excludes options to purchase 29,638 shares granted outside of the 2020 Plan and 2014 Plan, was as follows:

			Options Outstanding
Stock Options and Restricted Stock Units Activity	Options and Restricted Stock Units Available for Grant		Number of Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balances — December 31, 2023	6,065,150		9,314,836	$25.35	7.75	$348,868
Additional shares authorized	4,768,241
Plan shares expired	(1,176,888)
Options granted	(1,819,750)		1,819,750	$73.42
Options exercised	17,807	(1)	(1,404,703)	$14.84
Options forfeited	294,370		(294,370)	$42.67
Restricted stock units granted	(824,077)
Restricted stock units withheld	138,567
Restricted stock units forfeited	73,838
Balances — September 30, 2024	7,537,258		9,435,513	$35.64	7.63	$741,952
Vested and expected to vest — September 30, 2024			9,435,513	$35.64	7.63	$741,952
Exercisable at September 30, 2024			4,863,669	$23.00	6.75	$443,927
_______________________________________________
(1) Shares returned due to net exercises.
During the three months ended September 30, 2024 and 2023, options to purchase 528,590 and 144,818 shares, respectively, were exercised for cash at a weighted-average price per share of $22.61 and $14.89, respectively. The weighted-average grant date fair value of options granted for the three months ended September 30, 2024 and 2023 was $52.05 and $30.65, respectively. The intrinsic value of the stock options exercised was $40.8 million and $5.0 million for the three months ended September 30, 2024 and 2023, respectively.
During the nine months ended September 30, 2024 and 2023, options to purchase 1,404,703 and 315,733 shares, respectively, were exercised for cash at a weighted-average price per share of $14.84 and $11.33, respectively. The weighted-average grant date fair value of options granted for the nine months ended September 30, 2024 and 2023 was $46.46 and $28.04, respectively. The intrinsic value of the stock options exercised was $93.0 million and $11.3 million for the nine months ended September 30, 2024 and 2023, respectively.
In March 2022, our Board authorized the issuance of RSUs under our 2020 Plan and adopted a form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement (the “RSU Agreement”), which is intended to serve as a standard form agreement for RSU grants issued to employees. RSU activity for the nine months ended September 30, 2024 was as follows:

	Shares	Weighted- Average Grant-Date Fair Value
Unvested at December 31, 2023	753,462	$38.93
Granted	824,077	$79.32
Vested and released	(350,755)	$47.87
Cancelled	(73,838)	$56.85
Unvested at September 30, 2024	1,152,946	$63.93
The weighted-average grant date fair value of RSUs granted during the three months ended September 30, 2024 and 2023 was $115.28 and $49.82, respectively. The weighted-average grant date fair value of RSUs granted during the nine months ended September 30, 2024 and 2023 was $79.32 and $43.93, respectively. The aggregate fair value of unvested RSUs is calculated using the closing price of our common stock on the grant date. As of September 30, 2024 and 2023, the unrecognized stock-based compensation cost of unvested RSUs was $69.0 million and $24.3 million, respectively, which is expected to be recognized over a weighted-average period of 2.81 years and 2.80 years, respectively.
2020 Employee Stock Purchase Plan
In June 2020, our Board adopted, and our stockholders approved, the 2020 Employee Stock Purchase Plan (the “2020 ESPP”), which became effective on June 11, 2020. The 2020 ESPP permits participants to purchase common stock through payroll deductions of up to 15% of their eligible compensation. Employees enrolled in the 2020 ESPP purchase shares of common stock at a price per share equal to 85% of the lower of the fair market value at the start or end of the six-month purchase periods within a two-year offering period. A total of 650,000 shares of common stock were approved to be initially reserved for issuance under the 2020 ESPP. In addition, the number of shares of common stock available for issuance under the 2020 ESPP will be automatically increased on the first day of each calendar year during the ten-year term of the 2020 Plan, beginning with January 1, 2021 and ending with January 1, 2030, by an amount of 1% of the outstanding number of shares of our common stock on December 31 of the preceding calendar year or such lesser amount as determined by our Board. As of September 30, 2024, there were 2,204,120 shares available under the 2020 ESPP, which reflects increases of nil shares (as determined by our Board) and 794,706 shares on January 1, 2024 and 2023, respectively, and purchases of 53,625 shares and 43,060 shares during the nine months ended September 30, 2024 and 2023, respectively.
Stock-based Compensation
We estimated the fair value of employee stock options using the Black-Scholes option-pricing model for the three and nine months ended September 30, 2024 and 2023 using the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Fair Value Assumptions
Expected volatility	69.3% - 69.6%	71.3% - 72.1%	69.3% - 71.1%	71.3% - 74.0%
Expected dividend yield	0%	0%	0%	0%
Expected term (in years)	5.3 - 5.4	5.4	5.3 - 5.4	5.3 - 5.4
Risk-free interest rate	3.5% - 4.4%	4.2% - 4.4%	3.5% - 4.5%	3.5% - 4.4%

We estimated the fair value of shares under the 2020 ESPP using the Black-Scholes option-pricing model for the three and nine months ended September 30, 2024 and 2023 using the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Fair Value Assumptions
Expected volatility	38.8% - 57.8%	74.0% - 79.6%	38.1% - 62.7%	74.0% - 99.7%
Expected dividend yield	0%	0%	0%	0%
Expected term (in years)	0.5 - 2.0	0.5- 2.0	0.5 - 2.0	0.5 - 2.0
Risk-free interest rate	4.8% - 5.4%	4.2% - 5.4%	4.8% - 5.4%	4.2% - 5.4%
We recorded total stock-based compensation expense for the three and nine months ended September 30, 2024 and 2023 related to the 2014 Plan, the 2020 Plan and the 2020 ESPP in the condensed consolidated statements of operations and allocated the amounts as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(in thousands)		(in thousands)
Research and development	$10,860	$6,335	$30,533	$16,773
General and administrative	10,405	6,885	29,919	18,639
Total	$21,265	$13,220	$60,452	$35,412
11. Retirement Plan
We sponsor a qualified 401(k) Plan (the “401(k) Plan”). The 401(k) Plan is a defined contribution plan covering eligible employees. Participants may contribute a portion of their annual compensation limited to a maximum annual amount set by the Internal Revenue Code. The 401(k) Plan is a safe-harbor plan whereby we make mandatory employer-matching contributions to plan participants’ accounts through payroll. For the three months ended September 30, 2024 and 2023, we contributed $0.7 million and $0.3 million, respectively, to the 401(k) Plan. For the nine months ended September 30, 2024 and 2023, we contributed $1.9 million and $1.0 million, respectively, to the 401(k) Plan.
12. Funding Arrangements
Our vaccine development program for VAX-A1, a novel conjugate vaccine candidate designed to prevent disease caused by Group A Streptococcus, has been funded in part by a grant obtained from Combating Antibiotic Resistant Bacteria Biopharmaceutical Accelerator (“CARB-X”), a global non-profit partnership dedicated to accelerating antibacterial innovation to tackle the rising global threat of drug-resistant bacteria. The CARB-X grant provided funding of $11.7 million upon the achievement of VAX-A1 development milestones through June 2024. As of the second quarter of 2024, all of these milestones had been successfully achieved, and no further amounts will be funded under this CARB-X grant.
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

We are currently working on a discovery program with the University of North Carolina at Chapel Hill and the University of Chicago to develop a vaccine candidate for the prevention of Chlamydia, which is funded in part by a grant from the National Institute of Allergy and Infectious Diseases that provides potential funding up to five years totaling approximately $9.5 million.

Income from grants is recognized in the period during which the related specified expenses are incurred, provided that the conditions under which the grants were provided have been met. We recognized $0.3 million and $1.6 million of grant income and recorded the amounts in Other income, net in the condensed consolidated statements of operations during the three months ended September 30, 2024 and 2023, respectively, and $0.8 million and $4.8 million during the nine months ended September 30, 2024 and 2023, respectively. A grant receivable of $0.3 million and nil representing unreimbursed, eligible costs incurred under the agreements was recorded and included in Prepaid expenses and other current assets in the condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023, respectively.
13. Net Loss Per Share
The following table sets forth the computation of basic and diluted net loss per share and excludes shares which are outstanding, but subject to repurchase by us:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss (in thousands)	$(103,124)	$(92,664)	$(326,847)	$(221,465)
Weighted-average shares outstanding used in computing net loss per share, basic and diluted(1)	123,693,461	101,668,655	117,596,424	95,367,751
Net loss per share, basic and diluted	$(0.83)	$(0.91)	$(2.78)	$(2.32)
__________________________________________
(1) Includes shares of common stock into which pre-funded warrants may be exercised as of September 30, 2024. See Note 9, “Pre-Funded Warrants.”
The following potentially dilutive securities outstanding as of the periods presented below were excluded from the computation of diluted net loss per share for the three and nine months ended September 30, 2024 and 2023 because including them would have been anti-dilutive:

	September 30,
	2024	2023
Stock options	9,465,151	9,293,865
Restricted stock units	1,152,946	700,418
Employee Stock Purchase Plan shares	105,482	104,016
Total	10,723,579	10,098,299
14. Income Taxes
In determining quarterly provisions for income taxes, we use the annual estimated effective tax rate applied to the actual year-to-date profit or loss, adjusted for discrete items arising in that period. Our annual estimated effective tax rate differs from the U.S. federal statutory rate primarily as a result of state taxes and changes in our valuation allowance against our deferred tax assets. For all periods presented, we have incurred net pre-tax losses in the United States. During the three and nine months ended September 30, 2024, there were no material changes to our unrecognized tax benefits, and we do not expect to have any significant changes to unrecognized tax benefits through the end of the fiscal year. For the three and nine months ended September 30, 2024, we reported zero tax provision. We do not have any tax audits or other issues pending.

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
Our pipeline includes:
•Pneumococcal conjugate vaccine (“PCV”) candidates that we believe are among the most broad-spectrum PCV candidates currently in development, targeting the approximately $8 billion global pneumococcal vaccine market. Pneumococcal disease is an infection caused by Streptococcus pneumoniae (“pneumococcus”) bacteria. It can result in invasive pneumococcal disease (“IPD”), including meningitis and bacteremia, and non-IPD, including pneumonia, otitis media and sinusitis. Our broad-spectrum, carrier-sparing PCV candidates, VAX-31 and VAX-24, are designed to improve upon the standard-of-care PCVs for both children and adults by covering the serotypes that are responsible for a significant portion of IPD in circulation and are associated with high case-fatality rates, antibiotic resistance and meningitis, while maintaining coverage of previously circulating strains that are currently contained through continued vaccination practice.
◦PCV Franchise Adult Indication:
▪VAX-31 is a 31-valent, broad-spectrum, carrier-sparing investigational PCV being developed for the prevention of IPD. VAX-31 is the broadest-spectrum PCV to enter the clinic, designed to provide protection against both currently circulating and historically prevalent serotypes and cover more than 95% of IPD circulating in the U.S. adult population aged 50 and over.
•In November 2023, we announced that the first participants were dosed in a Phase 1/2 clinical study for VAX-31 in adults. The VAX-31 Phase 1/2 clinical study was a randomized, observer-blind, active-controlled, dose-finding clinical study designed to evaluate the safety, tolerability and immunogenicity of VAX-31 at three dose levels (low, middle and high) and compared to Prevnar 20® (“PCV20”) in 1,015 healthy adults aged 50 and older. In the low, middle and high doses, all serotypes were dosed at 1.1mcg, 2.2mcg and 3.3mcg, respectively, except serotypes 1, 5 and 22F, which were dosed at 1.65mcg, 3.3mcg, and 4.4mcg, respectively. The Phase 1 portion of the study evaluated the safety and tolerability of a single injection of VAX-31 at three dose levels and compared to PCV20, in 64 healthy adults 50 to 64 years of age.
•In January 2024, we announced that the first participants were dosed in the Phase 2 portion of the Phase 1/2 study of VAX-31 in healthy adults. The initiation of the Phase 2 portion occurred after an independent Data Monitoring Committee conducted an assessment of the Phase 1 safety and tolerability results and recommended that the study proceed as planned to Phase 2. Phase 1 participants were evaluated for immunogenicity, and the Phase 1 safety, tolerability and immunogenicity data was pooled with the participants in the Phase 2 portion of the study. The Phase 2 portion of the study evaluated the safety, tolerability and immunogenicity of a single injection of VAX-31 at the same three dose levels and compared to PCV20, in 951 healthy adults 50 years of age and older. Participants were randomized equally in four separate arms and, 30 days after dosing, serology samples were collected to assess immunogenicity. The immunogenicity objectives of the study included an assessment of the induction of antibody responses, using opsonophagocytic activity (“OPA”) and immunoglobulin G (“IgG”), at each of the three VAX-31 doses and compared to PCV20, for the 20 serotypes in common, as well as for the additional 11 serotypes contained in VAX-31, but not in PCV20. Participants in the study were evaluated for safety through six months after vaccination. The study was conducted at approximately 25 sites in the United States.
•In January 2024, we announced the completion of enrollment in the Phase 1/2 clinical study evaluating VAX-31 in healthy adults aged 50 and older.
•In September 2024, we announced positive topline results from the study. Based on these positive results, we have selected VAX-31 to advance to an adult Phase 3 program, and plan to select the dose prior to the initiation of such program. Following an FDA End-of-Phase 2 meeting, we plan to initiate a Phase 3 pivotal, non-inferiority study by mid-2025, announce topline safety, tolerability and immunogenicity data in 2026, and initiate the remaining Phase 3 studies in 2025 and 2026.
In the Phase 1/2 study, VAX-31 was observed to be well tolerated and demonstrated a safety profile at all doses studied through the full six-month evaluation period similar to PCV20. VAX-31 showed robust OPA immune responses for all 31 serotypes at all doses studied. At the middle and high doses, VAX-31 met or exceeded the regulatory immunogenicity criteria for all 31 serotypes and, at the low dose, for 29 of 31 serotypes. At the middle and high doses, VAX-31 met or exceeded the OPA response non-inferiority criteria for all 20 serotypes common with PCV20. At the VAX-31 high dose, average OPA immune responses were greater for 18 of 20 serotypes compared to PCV20 (geometric mean ratio (“GMR”) greater than 1.0), with seven of these serotypes achieving statistically higher immune responses compared to PCV20. At the middle dose, 13 of 20 serotypes had a GMR greater than 1.0 and five serotypes achieved statistically higher immune responses compared to PCV20. At the low dose, 18 of 20 serotypes met the OPA response non-inferiority criteria, 8 of 20 serotypes had a GMR greater than 1.0 and three serotypes achieved statistically higher immune responses. For all 11 incremental serotypes unique to VAX-31, and not in PCV20, all three doses met the superiority criteria.
◦PCV Franchise Pediatric Indication:
▪VAX-24 is a 24-valent, broad-spectrum, carrier-sparing investigational PCV being developed for the prevention of IPD in infants, and it covers more serotypes than any pneumococcal infant vaccine on the market today.
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
•In July 2023, we announced that the Phase 2 study of VAX-24 in healthy infants had advanced to the second and final stage of the study. The independent Data Safety Monitoring Board approved advancing to the second stage of the study following the review of the safety and tolerability results from the first stage. Additionally, in agreement with the FDA, we amended the study protocol for Stage 2 of the study, changing the study comparator to PCV20, which became the broadest-spectrum PCV recommended by the Advisory Committee on Immunization Practices (“ACIP”) in

June 2023. This Phase 2 study is evaluating the safety, tolerability and immunogenicity of VAX-24 in healthy infants at the same three dose levels, 1.1mcg, 2.2mcg and 2.2mcg/4.4mcg, that were evaluated in Stage 1.
•In March 2024, we announced the completion of enrollment in the Phase 2 clinical study evaluating VAX-24 for the prevention of IPD in healthy infants. We expect to announce topline safety, tolerability and immunogenicity data from the Phase 2 primary three-dose immunization series, which is fully enrolled with 802 healthy infants, by the end of the first quarter of 2025, followed by topline data from the booster dose by the end of 2025.
▪VAX-31
•We plan to initiate an infant Phase 2 study for VAX-31 in the first quarter of 2025, subject to clearance of the IND application by year-end 2024, and expect to announce topline safety, tolerability and immunogenicity data from the Phase 2 study primary three-dose immunization series in mid-2026, followed by topline data from the booster dose approximately nine months later.
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
•VAX-GI, a novel preclinical vaccine candidate being developed as a preventative treatment for dysentery and shigellosis, which is caused by Shigella bacteria. Shigella, a bacterial illness that is estimated to cause 80 million to 165 million cases of disease and 600,000 deaths annually, mostly among children. The central antigen in VAX-GI is IpaB, a well-appreciated antigen that other developers have been unable to produce in an amount sufficient to enable a commercial product. With our cell-free technology, we believe we can produce this antigen at substantially improved yields, allowing for commercial-scale production. VAX-GI is being developed in collaboration with the University of Maryland, Baltimore as well as with partial funding from two research grants awarded by the National Institutes of Health ("NIH").
•Other discovery-stage programs that leverage our cell-free protein synthesis platform, which, if proven successful in preclinical studies, could also be advanced into IND-enabling activities and clinical studies.
Since June 30, 2024, key developments affecting our business include the following:
PCV Franchise Adult Indication:
•Reported Positive Topline Data from Phase 1/2 Study of VAX-31 in Adults Aged 50 and Older: In September 2024, we announced positive topline results from the Phase 1/2 clinical study evaluating the safety, tolerability and immunogenicity of VAX-31 in 1,015 healthy adults aged 50 and older. Based on the strength of the results from this study, we selected VAX-31 to exclusively advance to an adult Phase 3 program and plan to determine the VAX-31 dose prior to the initiation of the adult Phase 3 program.

In the Phase 1/2 study, VAX-31 was observed to be well tolerated and demonstrated a safety profile at all doses studied through the full six-month evaluation period similar to PCV20. VAX-31 showed robust OPA immune responses for all 31 serotypes at all doses studied. At the middle and high doses, VAX-31 met or exceeded the regulatory immunogenicity criteria for all 31 serotypes and, at the low dose, for 29 of 31 serotypes. At the middle and high doses, VAX-31 met the OPA response non-inferiority criteria for all 20 serotypes common with PCV20. At the VAX-31 high dose, average OPA immune responses were greater for 18 of 20 serotypes compared to PCV20 (GMR greater than 1.0), with seven of these serotypes achieving statistically higher immune responses compared to PCV20. At the middle dose, 13 of 20 serotypes had a GMR greater than 1.0 and five serotypes achieved statistically higher immune responses compared to PCV20. At the low dose, 18 of 20 serotypes met the OPA response non-inferiority criteria, 8 of 20 serotypes had a GMR greater than 1.0 and three serotypes achieved statistically higher immune responses. For all 11 incremental serotypes unique to VAX-31, and not in PCV20, all three doses met the superiority criteria.
Following an FDA VAX-31 End-of-Phase 2 meeting, we plan to initiate a Phase 3 pivotal, non-inferiority study by mid-2025 and announce topline safety, tolerability and immunogenicity data in 2026. We plan to initiate remaining VAX-31 Phase 3 studies in 2025 and 2026.
•Positive Results from VAX-24 Phase 2 Study in Adults Aged 65 and Older Published in the Journal Vaccine Adds to Body of Evidence Validating the Potential of Our Carrier-Sparing Platform: In July 2024, the safety, tolerability and immunogenicity results from the VAX-24 Phase 2 study in adults aged 65 and older were published in the journal Vaccine. In the study, VAX-24 demonstrated a safety and tolerability profile similar to PCV20 across all doses studied. VAX-24 also demonstrated robust OPA immune responses for all 24 serotypes at all doses studied, confirming the prior VAX-24 study results in adults 50 to 64 years of age. The body of evidence derived from the two VAX-24 adult Phase 2 studies and the VAX-31 adult study, validates the potential of the Company’s site-specific, carrier-sparing platform to deliver broad-spectrum PCVs that provide protection against both currently circulating and historically prevalent strains.
PCV Franchise Infant Indication:
•Completed Successful Pre-IND Meeting with the FDA Regarding VAX-31 Pediatric Development Program: In August 2024, we successfully completed a pre-IND meeting with the FDA regarding the pediatric clinical program for VAX-31. We received written feedback from the FDA supporting the initiation of a pediatric study that proceeds directly into infants, an approach consistent with the infant clinical program currently underway for VAX-24. This approach provides a streamlined clinical path for us to deliver VAX-31, a potentially best-in-class PCV, to the pediatric population, which represents the largest portion of the pneumococcal vaccine market in the United States. VAX-31 was designed to cover approximately 94% of IPD and approximately 86% of acute otitis media in children under five years of age, with the goal of providing protection against both currently circulating and historically prevalent strains.

Equity Financing:
•Completed Follow-On Financing Totaling $1.5 Billion in Gross Proceeds, Further Strengthening Our Balance Sheet: In September 2024, we completed an underwritten public offering of 12,087,378 shares of our common stock, which included the full exercise of the underwriters’ option to purchase an additional 1,893,203 shares, at a public offering price of $103.00 per share and pre-funded warrants to purchase 2,427,184 shares of our common stock at a public offering price of $102.999 per pre-funded warrant. The aggregate gross proceeds to us from the offering were $1.5 billion, before deducting underwriting discounts and commissions and other estimated offering expenses payable by us, and excluding the exercise of any pre-funded warrants.
Other Business:
•National Institute of Allergy and Infectious Diseases (“NIAID”) Grant Awarded for Preclinical Chlamydia Vaccine Development Program: In July 2024, the NIAID awarded a five-year, $9.5 million grant to the University of North Carolina at Chapel Hill, Vaxcyte and the University of Chicago to develop a vaccine candidate for the prevention of Chlamydia. There is a significant need for a vaccine to protect against Chlamydia. It is the most common bacterial sexually transmitted infection worldwide, with nearly 130 million new cases per year. While it is treatable when detected early, it can cause permanent damage to the female reproductive system, potentially leading to complications such as infertility and ectopic pregnancy.

•Appointed John Furey to Board of Directors: In July 2024, we appointed John Furey to our Board of Directors. Mr. Furey is a seasoned biopharmaceutical executive with over 30 years of experience developing and implementing operational strategies and leading commercial and technical teams, including senior leadership roles in the U.S., Europe and Asia. He currently serves as Chief Executive Officer of Imvax, a clinical-stage biotechnology company developing novel immunotherapies for cancer. Prior to Imvax, Mr. Furey was Chief Operating Officer of Spark Therapeutics, where he led the successful U.S. launch of LUXTURNA™, the first FDA-approved gene therapy for a genetic disease, and contributed to the build-out of Spark Therapeutics as a fully integrated company. Mr. Furey also served as Senior Vice President and Head of Global Operations at Baxalta, where he led the team that successfully established the company through a spin-out from Baxter, directed manufacturing and supply chain, and delivered significant growth of the Baxter Vaccine inline business. Prior to Baxter, he spent several years at Pfizer in roles of increasing scope and responsibility, including as the General Manager of the vaccine business unit in China and a leadership role overseeing Pfizer Vaccines’ global pricing and reimbursement. Earlier in his career, Mr. Furey held both commercial and operations positions at Wyeth Pharmaceuticals (prior to Pfizer’s acquisition of Wyeth), including serving as Project Director of the Grange Castle Biopharmaceutical Campus where Prevnar is manufactured. Mr. Furey earned an executive Master of Business Administration from Saint Joseph’s University, a Bachelor of Science degree from Trinity College, Dublin, and a Diploma in Environmental Health from the Technological University, Dublin. Mr. Furey also serves on the Board of Directors of Adaptimmune and Sensorion.
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
We have incurred net losses in each year since inception and expect to continue to incur net losses in the foreseeable future. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending in large part on the timing of our preclinical studies, clinical trials and manufacturing activities, and our expenditures on other research and development activities. Our net loss was $103.1 million and $326.8 million for the three and nine months ended September 30, 2024, respectively. As of September 30, 2024, we had an accumulated deficit of $1.3 billion and cash, cash equivalents and investments of $3.3 billion, which we believe will be sufficient to fund our operating expenses and capital expenditure requirements through at least 12 months from the filing date of this Quarterly Report on Form 10-Q.
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
•progress in the scale-up of our manufacturing capabilities, in particular to prepare for the potential commercial launches of VAX-31 and/or VAX-24;
•incur additional costs that may be required for secondary supply sources;
•require the manufacture of supplies for our clinical trials;
•conduct clinical trials, in particular VAX-31 and VAX-24;
•pursue regulatory approval of our vaccine candidates;
•establish additional manufacturing capacity to meet potential incremental supply requirements following the potential initial commercial launch of VAX-31 in adults;
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
In February 2023, we entered into another non-exclusive development and manufacturing services agreement with Lonza effective as of March 1, 2023 (the “2023 Lonza DMSA”). Pursuant to the 2023 Lonza DMSA, Lonza will perform manufacturing process development and the manufacture of components for VAX-31 and VAX-24, including the polysaccharide antigens, our proprietary eCRM protein carrier and conjugated drug substances. Subject to the terms and conditions set forth in the 2023 Lonza DMSA, Lonza has granted to us a non-exclusive, worldwide, fully paid-up, transferable license, including the right to grant sublicenses (subject to the prior written consent of Lonza), under the New General Application Intellectual Property, to use, sell and import the Product manufactured under the 2023 Lonza DMSA (but no other products). Unless earlier terminated, the 2023 Lonza DMSA shall remain in place for a period of five years and shall automatically renew for one additional two-year period unless either party provides written notice of non-renewal at least two years prior to the fifth anniversary of the effective date. We may terminate the 2023 Lonza DMSA for any reason on prior written notice to the other party on a Project Plan-by-Project Plan basis. Either party may terminate the 2023 Lonza DMSA (i) within a given time period upon any material breach that is left uncured by the other party, (ii) immediately if the other party becomes insolvent, is dissolved or liquidated, makes a general assignment for the benefit of its creditors, or files or has filed against it, a petition in bankruptcy or has a receiver appointed for a substantial part of its assets, (iii) upon an extended force majeure event, or (iv) if it becomes apparent to either party at any stage in the provision of the Services that it will be impossible to complete the Services for scientific or technical reasons despite exercise of best commercial efforts by both parties. Pursuant to the reason for termination and the party initiating the termination, we will pay Lonza for some combination of services rendered, costs incurred, unreimbursed capital equipment and/or any cancellation fees. Upon an extended force majeure event, neither party shall have any further liability to the other party (each term as defined in the 2023 Lonza DMSA).
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
Impact of Certain Trends
The trends towards rising inflation may materially adversely affect our business and corresponding financial position and cash flows. Inflationary factors, such as increases in the cost of our clinical trial materials and supplies, fluctuating interest rates and increases in overhead costs may adversely affect our operating results. Fluctuating interest rates and rising inflation rates also present a challenge impacting the U.S. economy and could make it more difficult for us to obtain traditional financing on acceptable terms, if at all, in the future.
We may experience increases in our operating costs in the near future, including our labor costs and research and development costs, due to rising inflation, supply chain constraints, and civil and political unrest in certain countries and regions.
Components of Results of Operations
Operating Expenses
Research and Development
Research and development expenses represent costs incurred in performing research, development and manufacturing activities in support of our own product development efforts and include personnel-related costs (including salaries, employee benefits and stock-based compensation) for our personnel in research and development functions; costs related to acquiring, developing and manufacturing supplies for preclinical studies, clinical trials and other studies, including fees paid to CMOs; costs and expenses related to agreements with contract research organizations (“CROs”), investigative sites and consultants to conduct non-clinical and preclinical studies and clinical trials; professional and consulting services costs; research and development consumables costs; laboratory supplies and equipment costs; facility and depreciation attributable to research and development and other allocated shared costs for facilities and information technology costs that are allocated based on headcount in each department.
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
We expect our research and development expenses to increase substantially in absolute dollars for the foreseeable future as we advance our vaccine candidates into and through preclinical studies and clinical trials, manufacture drug product for our clinical trials, scale up our manufacturing activities, establish additional manufacturing capacity to meet potential incremental supply requirements following the potential initial commercial launch of VAX-31 for adults, pursue regulatory approval of our vaccine candidates and expand our pipeline of vaccine candidates. The process of conducting the necessary preclinical and clinical research and completing the manufacturing requirements to obtain regulatory approval is costly and time-consuming. The actual probability of success for our vaccine candidates may be affected by a variety of factors, including the safety and efficacy or immunogenicity of our vaccine candidates, clinical data, investment in our clinical programs, competition, manufacturing capabilities and commercial viability. We may never succeed in achieving regulatory approval for any of our vaccine candidates. As a result of the uncertainties discussed above, we are unable to determine the duration and completion costs of our research and development projects or if, when and to what extent we will generate revenue from the commercialization and sale of our vaccine candidates.

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
•the costs of establishing additional manufacturing capacity to meet potential incremental supply requirements following the potential initial commercial launch of VAX-31 for adults;
•the costs that may be required for secondary supply sources; and
•the immunogenicity or efficacy and safety and tolerability profile of our vaccine candidates.
General and Administrative
General and administrative expenses consist primarily of costs and expenses related to personnel (including salaries, employee benefits and stock-based compensation) in our executive, legal, finance and accounting, human resources and other administrative functions; legal services relating to intellectual property and corporate matters; accounting, auditing, consulting and tax services; insurance; and facility and other allocated shared costs not otherwise included in research and development expenses. We expect our general and administrative expenses to continue to increase in absolute dollars for the foreseeable future as we increase our headcount and expand our services to support our continued research and development activities and grow our business. We expect continued increases in general and administrative expenses related to human resources, finance and accounting, legal, insurance expenses, investor relations and corporate communications activities and other administrative and professional services.
Other Income, Net
Other income, net includes interest income earned from our cash and cash equivalents, grant income and foreign currency transaction gains (losses) related to our Swiss Franc and Euro cash and liability balances (see Note 2, “Basis of Presentation and Summary of Significant Accounting Policies” and Note 3, “Fair Value Measurements and Fair Value of Financial Instruments” to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more detail).
Interest Income
Interest income is earned from our cash and cash equivalents balances and short- and long-term investments. The cost of investment securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in other income, net. Realized gains and losses are also included in other income, net. When the fair value of a debt security declines below its amortized cost basis, any portion of that decline attributable to credit losses, to the extent expected to be nonrecoverable before the sale of the security, is recognized in our consolidated statements of operations. When the fair value of a debt security declines below its amortized cost basis due to changes in interest rates, such amounts are recorded in other comprehensive loss, and are recognized in our condensed consolidated statements of operations only if we sell or intend to sell the security before recovery of its cost basis.
Grant Income
Our vaccine development program for VAX-A1, a novel conjugate vaccine candidate designed to prevent disease caused by Group A Streptococcus, has been funded in part by a grant obtained from Combating Antibiotic Resistant Bacteria Biopharmaceutical Accelerator (“CARB-X”), a global non-profit partnership dedicated to accelerating antibacterial innovation to tackle the rising global threat of drug-resistant bacteria. The CARB-X grant provided funding of$11.7 million upon the achievement of VAX-A1 development milestones through June 2024. As of the second quarter of 2024, all of these milestones had been successfully achieved, and no further amounts will be funded under this CARB-X grant.
Our vaccine development program for VAX-GI, a novel preclinical vaccine candidate being developed as a preventative treatment for dysentery and shigellosis, which is caused by Shigella bacteria, is currently funded in part by two grants obtained from the NIH administered by the University of Maryland, Baltimore. Our first grant from the NIH was awarded in April 2021 and provides for potential funding up to five years totaling approximately $0.5 million. In June 2023, we received another grant from the NIH that provides for potential funding up to five years totaling approximately $4.6 million. We have received and expect to continue to receive funding under each of these grants.

We are currently working on a discovery program with the University of North Carolina at Chapel Hill and the University of Chicago to develop a vaccine candidate for the prevention of Chlamydia, which is funded in part by a grant from the NIAID that provides potential funding up to five years totaling approximately $9.5 million.
Income from grants is recognized in the period during which the related specified expenses are incurred, provided that the conditions under which the grants were provided have been met. We recognized $0.3 million and $1.6 million of grant income and recorded the amounts in Other income, net in the condensed consolidated statements of operations during the three months ended September 30, 2024 and 2023, respectively, and $0.8 million and $4.8 million during the nine months ended September 30, 2024 and 2023, respectively. A grant receivable of $0.3 million and nil representing unreimbursed, eligible costs incurred under the agreements was recorded and included in Prepaid expenses and other current assets in the condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023, respectively.

Results of Operations
Comparison of the Three Months Ended September 30, 2024 and 2023
The following table summarizes our results of operations for the periods presented:

	Three Months Ended September 30,		Change
	2024	2023	$	%

	(in thousands)
Operating expenses:
Research and development	$116,936	$97,421	$19,515	20.0%
General and administrative	22,988	15,605	7,383	47.3%
Total operating expenses	139,924	113,026	26,898	23.8%
Loss from operations	(139,924)	(113,026)	(26,898)	23.8%
Other income, net:
Interest income	28,057	18,495	9,562	51.7%
Grant income	292	1,640	(1,348)	(82.2)%
Realized gains on marketable securities	1	—	1	100.0%
Foreign currency transaction gains (losses)	8,450	227	8,223	*
Total other income, net	36,800	20,362	16,438	80.7%
Net loss	$(103,124)	$(92,664)	$(10,460)	11.3%

___________________________________________
*not meaningful
Operating Expenses
Research and Development Expenses
The following table summarizes our research and development expenses for the periods presented:

	Three Months Ended September 30,		Change
	2024	2023	$	%

	(in thousands)
Product and clinical development (1)	$51,226	$64,901	$(13,675)	(21.1)%
Personnel-related	31,118	16,699	14,419	86.3%
Professional and consulting services	6,673	2,171	4,502	207.4%
Research and development consumables	9,544	3,795	5,749	151.5%
Facility related and other allocated	11,770	5,675	6,095	107.4%
Laboratory supplies and equipment	5,326	3,613	1,713	47.4%
Other (2)	1,279	567	712	125.6%
Total research and development expenses	$116,936	$97,421	$19,515	20.0%
_______________________________________________
(1)Includes expenses for third-party manufacturing and outsourced contract services, including preclinical studies, clinical trials and outsourced assays.
(2)Includes travel-related expenses and other miscellaneous office expenses.

Research and development expenses increased by $19.5 million, or 20.0%, during the three months ended September 30, 2024 compared to the corresponding period in 2023. This increase was attributable to increases of (i) $14.4 million in personnel-related expenses which were primarily due to headcount growth, (ii) $6.1 million in facilities costs and other allocated shared costs related to the growth of the Company, (iii) $5.7 million in research and development consumables, (iv) $4.5 million in professional and consulting services and (v) $1.7 million in laboratory supplies and equipment. These increases were partially offset by a $13.7 million decrease in product and clinical development expenses which were primarily due to the timing of Phase 3 readiness manufacturing activities related to our adult PCV programs in connection with our planned Phase 3 clinical trials.
General and Administrative Expenses
General and administrative expenses increased by $7.4 million, or 47.3%, during the three months ended September 30, 2024 compared to the corresponding period in 2023. The increase was primarily due to increases of (i) $5.5 million in personnel-related expenses as a result of headcount growth and (ii) $0.8 million in professional and consulting services.
Other Income, Net
Other income, net increased by $16.4 million, or 80.7%, during the three months ended September 30, 2024 compared to the corresponding period in 2023. The increase was primarily attributable to (i) a $9.6 million increase in interest income as a result of higher cash and investment balances resulting from our follow-on equity and ATM financings combined with an increase in the interest rates earned by such cash and investments and (ii) an $8.2 million increase in foreign currency gains, partially offset by a decrease of $1.3 million in grant income.
Comparison of the Nine Months Ended September 30, 2024 and 2023
The following table summarizes our results of operations for the periods presented:

	Nine Months Ended September 30,		Change
	2024	2023	$	%

	(in thousands)
Operating expenses:
Research and development	$343,030	$228,191	$114,839	50.3%
General and administrative	64,347	43,174	21,173	49.0%
Total operating expenses	407,377	271,365	136,012	50.1%
Loss from operations	(407,377)	(271,365)	(136,012)	50.1%
Other income, net:
Interest income	73,536	45,339	28,197	62.2%
Grant income	812	4,759	(3,947)	(82.9)%
Realized gains on marketable securities	50	—	50	100.0%
Foreign currency transaction losses	6,132	(198)	6,330	*
Total other income, net	80,530	49,900	30,630	61.4%
Net loss	$(326,847)	$(221,465)	$(105,382)	47.6%

_______________________________________________
* not meaningful

Operating Expenses
Research and Development Expenses
The following table summarizes our research and development expenses for the periods presented:

	Nine Months Ended September 30,		Change
	2024	2023	$	%

	(in thousands)
Product and clinical development (1)	$179,526	$139,498	$40,028	28.7%
Personnel-related	80,377	44,886	35,491	79.1%
Professional and consulting services	13,575	5,566	8,009	143.9%
Research and development consumables	18,722	12,221	6,501	53.2%
Facility related and other allocated	30,463	15,465	14,998	97.0%
Laboratory supplies and equipment	16,718	8,455	8,263	97.7%
Other (2)	3,649	2,100	1,549	73.8%
Total research and development expenses	$343,030	$228,191	$114,839	50.3%
_______________________________________________
(1)Includes expenses for third-party manufacturing and outsourced contract services, including preclinical studies, clinical trials and outsourced assays.
(2)Includes travel-related expenses and other miscellaneous office expenses.

Research and development expenses increased by $114.8 million, or 50.3%, during the nine months ended September 30, 2024 compared to the corresponding period in 2023. The increases of $40.0 million in product and clinical development expenses, $8.3 million in laboratory supplies and equipment and $6.5 million in research and development consumables were primarily due to (i) manufacturing activities related to our adult PCV programs in connection with the potential future commercial launches, (ii) the VAX-31 Phase 1/2 study in adults and (iii) the VAX-24 Phase 2 study in infants. In addition, there were increases of (i) $35.5 million in personnel-related expenses and (ii) $15.0 million in facilities costs and other allocated shared costs related to the growth of the Company.

General and Administrative Expenses
General and administrative expenses increased by $21.2 million, or 49.0%, during the nine months ended September 30, 2024 compared to the corresponding period in 2023. The increase was primarily due to increases of (i) $16.1 million in personnel-related expenses as a result of headcount growth, (ii) $2.3 million in professional and consulting services and (iii) $1.6 million in allocated shared costs related to facilities and information technology.
Other Income, Net
Other income, net increased by $30.6 million, or 61.4%, during the nine months ended September 30, 2024 compared to the corresponding period in 2023. The increase was primarily attributable to (i) a $28.2 million increase in interest income as a result of higher cash and investment balances resulting from our follow-on equity and ATM financings combined with an increase in the interest rates earned by such cash and investments and (ii) a $6.3 million increase in foreign currency gains, partially offset by a decrease of $3.9 million in grant income.
Liquidity and Capital Resources
From inception through September 30, 2024, we have incurred losses and negative cash flows from operations and have funded our operations primarily through the issuance of common stock, pre-funded warrants to purchase our common stock and, prior to our IPO, redeemable convertible preferred stock, totaling approximately $4.7 billion in aggregate gross proceeds and $4.5 billion net of underwriting discounts, commissions and offering expenses. As of September 30, 2024, we had $1.1 billion in cash and cash equivalents, $2.2 billion in investments and an accumulated deficit of $1.3 billion.

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
ATM Program
In July 2021, we entered into an Open Market Sales AgreementSM (the “Original ATM Sales Agreement”) with Jefferies LLC (“Jefferies”), which provided that, upon the terms and subject to the conditions and limitations set forth in the Original ATM Sales Agreement, we had the right to issue and sell, from time to time, shares of our common stock having an aggregate offering price of up to $150.0 million through Jefferies acting as our sales agent or principal. As of February 27, 2023, we had sold 4,995,709 shares of our common stock under the Original ATM Sales Agreement at a weighted average price of $27.57 per share for aggregate gross proceeds of $137.8 million. On February 27, 2023, we and Jefferies entered into an amendment to the Original ATM Sales Agreement (as amended, the “Amended ATM Sales Agreement”) pursuant to which we may offer and sell shares of our common stock having an aggregate offering price of up to $400.0 million. The material terms and conditions of the Original ATM Sales Agreement otherwise remain unchanged. We will pay Jefferies a commission of up to 3.0% of the gross sales proceeds of any common stock sold through Jefferies under the Amended ATM Sales Agreement; however, we are not obligated to make any sales of common stock. As of September 30, 2024, we have sold 4,211,367 shares of our common stock under the Amended ATM Sales Agreement at a weighted average price of $64.19 per share for aggregate gross proceeds of $270.3 million ($264.2 million net of commissions and offering expenses).
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
In September 2024, we completed an underwritten public offering of 12,087,378 shares of our common stock, which included the full exercise of the underwriters’ option to purchase an additional 1,893,203 shares, at a price of $103.00 per share and pre-funded warrants to purchase 2,427,184 shares of our common stock at a price of $102.999 per underlying share. In aggregate, we received $1.4 billion in net proceeds after deducting underwriting discounts and commissions and other offering expenses payable by us, and excluding the exercise of any pre-funded warrants.
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
•the costs of establishing additional manufacturing capacity to meet potential incremental supply requirements following the potential initial commercial launch of VAX-31 for adults;
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

Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2024	2023

	(in thousands)
Net cash used in operating activities	$(341,226)	$(167,980)
Net cash used in investing activities	(1,448,498)	(759,385)
Net cash provided by financing activities	2,443,601	637,078
Effect of exchange rate changes on cash and cash equivalents	(924)	996
Net increase (decrease) in cash, cash equivalents and restricted cash	$652,953	$(289,291)
Net Cash Flows from Operating Activities
Net cash used in operating activities for the nine months ended September 30, 2024 was $341.2 million, which primarily resulted from a net loss of $326.8 million and a net change in our operating assets and liabilities of $52.4 million, partially offset by non-cash charges of $38.0 million. The net change in operating assets and liabilities of $52.4 million was primarily due to a decrease in accrued expenses of $26.3 million and increases in (i) other assets of $22.1 million mainly attributable to the manufacturing facility buildout, (ii) operating lease right-of-use assets of $4.6 million and (iii) prepaid expenses and other current assets of $2.5 million, partially offset by an increase in accounts payable of $3.3 million resulting from timing of payments. Non-cash charges primarily consisted of $60.5 million in stock-based compensation expense, $6.9 million in amortization of right-of-use (“ROU”) assets and $4.1 million in depreciation and amortization, partially offset by $27.0 million in net accretion of discounts on investments and $6.5 million in unrealized foreign exchange gains, net.
Net cash used in operating activities for the nine months ended September 30, 2023 was $168.0 million, which primarily resulted from a net loss of $221.5 million and a net change in our operating assets and liabilities of $43.3 million, partially offset by non-cash charges of $10.2 million. The net change in operating assets and liabilities of $43.3 million was primarily due to increases in (i) accrued manufacturing expenses of $33.6 million resulting from increased outsourced manufacturing activities, (ii) accounts payable and accrued expenses of $4.2 million resulting from the timing of payments and (iii) accrued compensation of $5.7 million related to higher headcount. These changes were partially offset by (i) a decrease in operating lease liabilities of $4.1 million related to our San Carlos office and (ii) an increase in prepaid and other assets of $3.8 million related to prepaid insurance and research costs. Non-cash charges primarily consisted of $35.4 million in stock-based compensation expense, $5.0 million in amortization of ROU assets and $2.3 million in depreciation and amortization, partially offset by $32.4 million in net accretion of discounts on investments.
Net Cash Flows from Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2024 was $1,448.5 million, which was attributable primarily to $2.3 billion in purchases of investments, $70.7 million in purchases related to our manufacturing facility and equipment construction-in-progress and $18.4 million in purchases of property and equipment, partially offset by $869.7 million in maturities of investments and $42.4 million in sales of investments.
Net cash used in investing activities for the nine months ended September 30, 2023 was $759.4 million, which was attributable primarily to $1.1 billion in purchases of investments and $10.8 million in purchases of lab equipment, partially offset by $368.9 million in maturities of investments and $8.8 million in sales of investments.
Net Cash Flows from Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2024 was $2,443.6 million, which primarily consisted of net proceeds from (i) our September 2024 follow-on public offering of $1,423.2 million, (ii) our February 2024 follow-on public offering of $816.5 million, (iii) our Amended ATM Sales Agreement of $196.0 million, (iv) the exercise of stock options of $19.5 million and (v) stock issued under our Employee Stock Purchase Plan of $1.7 million, partially offset by releases of restricted stock units of $13.2 million.

Net cash provided by financing activities for the nine months ended September 30, 2023 was $637.1 million, which primarily consisted of net proceeds from our April 2023 follow-on public offering of $545.3 million and under our Original and Amended ATM Sales Agreements of $90.8 million.
Contractual Obligations and Commitments
Our material cash requirements include the following contractual and other obligations:
Leases
We have operating lease agreements for our office spaces. As of September 30, 2024, we had total lease payment obligations of $34.4 million, of which $11.5 million is payable within one year.
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
Purchase Commitments
We have certain payment obligations under various license agreements. Under these agreements, we are required to make milestone payments upon successful completion and achievement of certain intellectual property, clinical, regulatory and sales milestones. The payment obligations under the license agreements are contingent upon future events such as our achievement of specified development, clinical, regulatory and commercial milestones, and we will be required to make development milestone payments and royalty payments in connection with the sale of products developed under these agreements. As the achievement and timing of these future milestone payments are not probable or estimable, such amounts have not been included in our condensed consolidated balance sheets as of September 30, 2024 or December 31, 2023.
We enter into agreements in the normal course of business with CMOs and other vendors for manufacturing services and raw materials purchases. We rely on several third-party manufacturers for our manufacturing requirements. As of September 30, 2024, we had the following amounts of non-cancelable purchase commitments related to manufacturing services and raw materials purchased due to our key manufacturing partners. These amounts represent our minimum contractual obligations, including termination fees. If we terminate certain firm orders with our key manufacturing partners, we will be required to pay for the manufacturing services scheduled or raw materials purchased under our arrangements. The actual amounts we pay in the future to the vendors under such agreements may differ from the purchase order amounts.

Years ending December 31,	(in thousands)
Remainder of 2024	$144,758
2025	179,248
2026	45,002
2027	809
Total non-cancelable purchase commitments due to our key manufacturing partners	$369,817
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
Under ASC 842, we assess all arrangements that convey the right to control the use of property, plant and equipment, at inception, to determine if it is, or contains, a lease based on the unique facts and circumstances present in the arrangements. In addition, we determine whether leases meet the classification criteria of a finance or operating lease at the lease commencement date considering: (i) whether the lease transfers ownership of the underlying asset to the lessee at the end of the lease term, (ii) whether the lease contains a bargain purchase option, (iii) whether the lease term is for a major part of the remaining economic life of the underlying asset, (iv) whether the present value of the sum of the lease payments and residual value guaranteed by the lessee equals or exceeds substantially all of the fair value of the underlying asset and (v) whether the underlying asset is of such a specialized nature that it is expected to have no alternative use to the lessor at the end of the lease term. As of September 30, 2024, our lease population consisted only of operating real estate leases.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
Our cash and cash equivalents as of September 30, 2024 and December 31, 2023 consisted of readily available checking and money market funds. As of September 30, 2024 and December 31, 2023, we also invested in U.S. Treasury securities, U.S. government agency securities, corporate debt, commercial paper and asset-backed securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. We do not believe that our cash and cash equivalents have significant risk of default or illiquidity. As of September 30, 2024 and December 31, 2023, we had approximately $3.3 billion and $1.2 billion in cash, cash equivalents and investments. For the three and nine months ended September 30, 2024, we had interest income of $28.1 million and $73.5 million, respectively. The following table shows the impact of a hypothetical 10% increase or decrease in interest rates on our net assets as of September 30, 2024 and our net loss for the nine months ended September 30, 2024:

	Impact on Net Assets as of September 30, 2024	Impact on Net Loss for the Nine Months Ended September 30, 2024

Hypothetical Change in Interest Rates	(in thousands)
10% increase	$11,979	$6,326
10% decrease	$(11,979)	$(6,326)

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
Foreign Currency Risk
We are exposed to market risk related to changes in foreign currency exchange rates, mainly relating to our contracts with Lonza, our CMO in Switzerland. We have also entered into a limited number of contracts with other parties with payments denominated in foreign currencies. Payments under these contracts are made in foreign currencies and are subject to fluctuations in foreign currency rates. We do not currently have a formal program in place to hedge foreign currency risks. However, from time to time, we buy Swiss Francs (“CHF”), which is the majority of our foreign currency exposure, at market and hold CHF in our bank accounts. As of September 30, 2024 and December 31, 2023, we had approximately $17.9 million and $7.6 million of CHF cash and cash equivalents, respectively, held at two financial institutions. As of September 30, 2024 and December 31, 2023, we had foreign currency denominated accounts payable and accrued expenses of $62.3 million and $60.3 million, respectively. As of September 30, 2024 and December 31, 2023, we had foreign currency denominated property, plant and equipment of $123.3 million and $51.8 million, respectively. As of September 30, 2024 and December 31, 2023, we had foreign currency denominated other assets of $58.0 million and $34.7 million, respectively. For the three and nine months ended September 30, 2024, we had foreign currency transaction gains of $8.5 million and $6.1 million, respectively. The following table shows the impact of a hypothetical 10% increase or decrease in current exchange rates on our net assets as of September 30, 2024 and our net loss for the nine months ended September 30, 2024:

	Impact on Net Assets as of September 30, 2024	Impact on Net Loss for the Nine Months Ended September 30, 2024

Hypothetical Change in Currency Exchange Rates	(in thousands)
10% increase	$(10,891)	$(8,331)
10% decrease	$10,891	$8,331
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
Our management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), our principal executive officer and principal financial officer, respectively, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2024. Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures as of September 30, 2024 were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the quarter ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
We are a clinical-stage biotechnology vaccine company. Investment in clinical-stage companies and vaccine development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential vaccine candidate will not gain regulatory approval or become commercially viable. We do not have any products approved for sale and have not generated any revenue from product sales. As a result, we are not profitable and have incurred losses in each year since inception. Our net losses were $402.3 million and $223.5 million for the years ended December 31, 2023 and 2022, respectively, $103.1 million and $92.7 million for the three months ended September 30, 2024 and 2023, respectively, and $326.8 million and $221.5 million for the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, we had an accumulated deficit of $1.3 billion.

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
As of September 30, 2024, we had cash, cash equivalents and investments of $3.3 billion. We believe our existing cash, cash equivalents and investments will fund our current operating plans through at least 12 months from the filing date of this Quarterly Report on Form 10-Q. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned. Furthermore, we will need to raise substantial additional capital to complete the development, manufacturing and commercialization of our drug candidates. We expect to finance our cash needs through public or private equity or debt financings, third-party (including government) funding and marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements or any combination of these approaches.
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
•the costs of establishing additional manufacturing capacity to meet potential incremental supply requirements following the initial commercial launch of VAX-31 if approved;
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
Due to the significant resources required for the development of our vaccine candidates, we must decide which vaccine candidates to pursue and advance and the amount of resources to allocate to each. Our decisions concerning the allocation of research, development, management and financial resources toward particular vaccine candidates may not lead to the development of any viable commercial vaccines and may divert resources away from better opportunities. For example, although we allocated resources for the development of VAX-24 in the adult population through a Phase 1/2 program, we made the determination to suspend further development of VAX-24 for the adult indication because we have chosen to advance exclusively VAX-31 for an adult Phase 3 program following the positive results of the VAX-31 adult Phase 1/2 study. Similarly, our potential decisions to delay, terminate, license or collaborate with third parties in respect of certain vaccine candidates may subsequently also prove to be less than optimal and could cause us to miss valuable opportunities. If we make incorrect determinations regarding the viability or market potential of any of our vaccine candidates or misread trends in the biopharmaceutical industry, in particular for vaccines, our business could be seriously harmed. As a result, we may fail to capitalize on viable commercial products or profitable market opportunities, be required to forego or delay pursuit of opportunities with other vaccine candidates that may later prove to have greater commercial potential than those we choose to pursue or relinquish valuable rights to such vaccine candidates through collaboration, licensing or other royalty arrangements in cases in which it would have been advantageous for us to invest additional resources to retain sole development, manufacturing and commercialization rights.
Risks Related to Our Business and Industry
Our approach to the discovery and development of our vaccine candidates is based on novel technologies that are unproven, which may expose us to unforeseen risks, require us to modify processes, and make it difficult to predict the time and cost of vaccine candidate development and the timing to apply for and obtain regulatory approvals.
We are developing a pipeline of vaccine candidates utilizing our cell-free protein synthesis platform, which is comprised of the XpressCFTM platform exclusively licensed from Sutro Biopharma, Inc. (“Sutro Biopharma”) and our proprietary know-how for vaccine applications against infectious disease, and our future success depends on the successful application of this approach to vaccine development. We are in the clinical or preclinical stages of developing our vaccine candidates and there can be no assurance that any development problems we may experience in the future will not cause significant delays or unanticipated costs, or that such development problems can be overcome. For example, although we have achieved proof-of-concept for our carrier-sparing approach with VAX-31 and VAX-24, our approach may not be validated for our other vaccine candidates or subsequent trials of VAX-31 or VAX-24. We may also experience delays in developing a sustainable, reproducible and scalable manufacturing process or transferring that process to manufacturing partners, which may prevent us from completing our clinical trials or commercializing our products on a timely or profitable basis, if at all. In addition, since we have not yet completed clinical development on any of our product candidates, we do not know the specific doses that may be effective in the clinic or, if approved, commercially. Finding a suitable dose may delay our anticipated clinical development timelines.
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

In addition, the preclinical and clinical trial requirements of the FDA, European Medicines Agency (“EMA”) and other regulatory agencies and the criteria these regulators use to determine the safety and immunogenicity or efficacy of a vaccine candidate are determined according to the type, complexity, novelty and intended use and market of the potential products, taking into consideration the benefits and risks for the intended population who will receive the vaccine, as well as the disease(s) to be prevented. Regulatory agencies also evaluate a sponsor’s data to determine whether the manufacturing and facility information assure product quality and consistency. Approvals by the FDA and EMA for existing pneumococcal vaccines, such as Pfizer Inc.'s (“Pfizer”) Prevnar 13® (“PCV13”) and Prevnar 20® (“PCV20”), and Merck & Co., Inc.'s (“Merck”) VAXNEUVANCETM (“PCV15”), CapvaxiveTM (“PCV21”) and Pneumovax® 23 (“PPSV23”), may not be indicative of what these regulators may require for approval of our vaccine candidates. For example, the FDA may challenge our VAX-31 Phase 3 Chemistry, Manufacturing and Controls (“CMC”) strategy, which could cause significant delays or unanticipated costs. Additionally, novel aspects of our vaccine candidates and manufacturing processes may create further challenges in obtaining regulatory approval. The regulatory approval process for our novel vaccine candidates can be more complex and consequently more expensive and take longer than for other, better known or extensively studied pharmaceutical or other vaccine candidates. More generally, approvals by any regulatory agency may not be indicative of what any other regulatory agency may require for approval or what such regulatory agencies may require for approval in connection with new vaccine candidates. Moreover, our vaccine candidates may not perform successfully in clinical trials.
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
Our business is highly dependent on the success of our PCV candidates, VAX-31 and VAX-24, both of which are in clinical development. If we are unable to successfully develop, obtain approval for and effectively commercialize VAX-31 or VAX-24, our business would be significantly harmed.
Our business and future success depends on our ability to successfully develop, obtain regulatory approval of, and then commercialize our PCV candidates, which include VAX-31, our 31-valent clinical PCV candidate in development for both the adult and pediatric populations, and VAX-24, our 24-valent clinical PCV candidate in development for the pediatric population. Although VAX-31 has produced positive topline results in a Phase 1/2 clinical study in adults, it may not demonstrate the same results in future adult pivotal Phase 3 studies needed to obtain marketing approval from the FDA or comparable foreign regulatory authorities or in infant clinical studies. In addition, past VAX-24 results in adults may not be indicative of future results in infant clinical trials. VAX-31 and VAX-24 will require additional clinical and non-clinical development, regulatory review and approval in multiple jurisdictions, substantial investment, access to sufficient clinical and commercial manufacturing capacity and significant marketing efforts before we can generate any revenue from product sales. We cannot provide any assurance that we will be able to successfully advance VAX-31 and VAX-24 through the development process.
The clinical and commercial success of VAX-31, VAX-24, and future vaccine candidates will depend on a number of factors, including the following:
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
•our ability to demonstrate to the satisfaction of the FDA or comparable foreign regulatory authorities the safety and immunogenicity or efficacy and acceptable risk to benefit profile of VAX-31, VAX-24 and any future vaccine candidates;
•the pace and prevalence of serotype replacement following the introduction of VAX-31, VAX-24 or other vaccines targeting pneumococcal disease;
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

Vaccine candidates that we successfully develop and commercialize may compete with existing vaccines and new vaccines that may become available in the future. Many of our competitors have substantially greater financial, lobbying, technical, human and other resources than we do and may be better equipped to develop, manufacture and market technologically superior vaccines, including the potential that our competitors may develop chemical processes or utilize novel technologies for developing vaccines that may be superior to those we employ. In addition, many of these competitors have significantly greater experience than we have in undertaking preclinical studies and clinical trials of new products and in obtaining regulatory approvals, including for many vaccine franchises. Accordingly, our competitors may succeed in obtaining FDA approval or a preferred recommendation from ACIP for their products. For example, PCV13 obtained FDA approval for the prevention of invasive pneumococcal disease (“IPD”) in infants based on non-inferior IgG antibody responses relative to Prevnar, using the surrogate immune endpoints established by the prior Prevnar field efficacy study. Pfizer implemented a similar approach to the development of its 20-valent PCV vaccine candidate, PCV20, which was approved by the FDA in June 2021 for use in adults and in April 2023 for use in infants and children. Pfizer announced in July 2024 and October 2024 that it is developing a 25-valent PCV candidate that is currently in adult and pediatric Phase 2 clinical trials. Pfizer also announced in October 2024 that it is working on a 30-plus valent PCV candidate that is in preclinical development. Merck received approval for PCV15, its 15-valent PCV, in July 2021 for use in adults and in June 2022 for use in infants and children. Merck announced in June 2024 that PCV21, its 21-valent PCV, received approval from the FDA for use in adults. In addition, Sanofi and SK Chemicals have partnered to develop a 21-valent PCV and, in June 2023, announced positive results from their Phase 2 clinical trials in infants. In December 2023, SK Chemicals and Sanofi announced the initiation of the submission process of an IND amendment to the FDA to conduct a global pediatric Phase 3 clinical study of their 21-valent PCV candidate, with data anticipated in 2027. GSK, which previously acquired Affinivax, is developing a 24-valent affinity-bound pneumococcal vaccine for infants, which is currently in a pediatric Phase 2 clinical trial with data anticipated in 2026 or later. In October 2024, GSK announced they have ceased the development of their 24-valent program in adults in favor of a preclinical 30-plus valent candidate.
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
While we are designing and developing a manufacturing process that we believe can scale to address clinical and commercial vaccine supply, we do not own or operate any manufacturing facilities. We rely on contract manufacturing organizations (“CMOs”), including our strategic partnership with our contract manufacturer, Lonza, to access resources to facilitate the development and, if approved, commercialization of VAX-31 or VAX-24 and our other vaccine candidates. Advancing our vaccine candidates may create significant challenges for our CMOs, including:
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
New pediatric vaccines that receive an ACIP preferred recommendation are almost universally adopted, and adult vaccines that receive a preferred recommendation are widely adopted. For example, in 2014, the ACIP voted to recommend PCV13 for routine use to help protect adults aged 65 years and older against pneumococcal disease, which caused PCV13 to become the standard-of-care along with continued use of PPSV23. The ACIP can also modify its preferred recommendation. For instance, in June 2019, the ACIP voted to revise the pneumococcal vaccination guidelines and recommend PCV13 for adults 65 and older based on the shared clinical decision making of the provider and patient, rather than a preferred use recommendation, which means the decision to vaccinate should be made at the individual level between health care providers and their patients. In October 2021, the ACIP voted to recommend the use of either PCV20, or PCV15 with PPSV23, for routine use in adults aged 65 years and older as well as for those between the ages of 19 and 64 years with certain underlying medical conditions or other risk factors who had not previously received a PCV or whose previous vaccination history was unknown. In June 2022, the ACIP voted to recommend that PCV15 may be used as an option to the then recommended PCV13 for children aged under 19 years according to then recommended PCV13 dosing and schedules. In June 2023, the ACIP voted to recommend the use of PCV20 as an option to PCV15 for routine use in children under the age of two, and as a “catch up” vaccination for healthy children between the ages of 24 and 59 months with incomplete PCV vaccination status and children between the ages of 24 and 71 months with certain underlying conditions and an incomplete PCV vaccination status. Further, the ACIP voted to recommend that children between the ages of two and 18 years with any risk condition who have received all recommended PCV doses before the age of six do not need additional doses if they have received at least one dose of PCV20. If children between the ages of two and 18 years with any risk condition received PCV13 or PCV15, but not PCV20, the ACIP recommend that they should receive a dose of PCV20 or PPSV23. The ACIP also voted to recommend that children between the ages of six and 18 years with any risk condition who have not received any dose of PCV13, PCV15 or PCV20 should receive a single dose of PCV15 or PCV20. When PCV15 is used in this instance, the ACIP recommended that it should be followed by a dose of PPSV23 at least eight weeks later if not previously given. In June 2023, the ACIP also recommended shared clinical decision-making regarding PCV20 use for adults aged 65 years and older who have completed the recommended vaccine series with both PCV13 and PPSV23. In June 2024, the ACIP voted to recommend PCV21 as an option to either PCV20, or PCV15 with PPSV23 for (i) adults aged 65 years and older who have not previously received a PCV or whose previous vaccination history is unknown, (ii) adults between the ages of 19 and 64 with certain underlying medical conditions or other risk factors who have not previously received a PCV or whose previous vaccination history is unknown and (iii) adults aged 19 years and older who have received PCV13 but not all recommended doses of PPSV23. Additionally, the ACIP recommended shared clinical decision-making regarding a supplemental dose of PCV21 for adults aged 65 and older who have completed their vaccine series with both PCV13 and PPSV23. In October 2024, the ACIP voted to recommend lowering the age-based pneumococcal vaccination guidelines for pnemococcal vaccination in adults from 65 years and older to 50 years and older. In line with this recommendation, the ACIP voted to recommend either a dose of PCV20 or PCV21, or PCV15 with PPSV23, for (i) adults aged 50 and older who have not previously received a PCV or whose previous vaccination history is unknown and (ii) adults between the ages of 19 and 49 with certain underlying medical conditions or other risk factors who have not previously received a PCV or whose previous vaccination history is unknown.
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
The success of our business depends in large part upon our ability to identify, develop and commercialize products based on our cell-free protein synthesis platform. We intend to pursue clinical development of additional vaccine candidates beyond VAX-31 and VAX-24 for IPD, including VAX-A1 for Group A Streptococcus (“Group A Strep”), VAX-PG for periodontitis and VAX-GI for dysentery and shigellosis. Our research programs may fail to identify potential vaccine candidates for clinical development for a number of reasons or we may focus our efforts and resources on potential programs or vaccine candidates that ultimately prove to be unsuccessful. In addition, we cannot provide any assurance that we will be able to successfully advance any of our existing or future vaccine candidates through the development process.
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
In addition, because VAX-31 and VAX-24 are our most advanced vaccine candidates, and because our other vaccine candidates are also based on our cell-free protein synthesis platform, if VAX-31 or VAX-24 encounter safety or immunogenicity problems, manufacturing problems, developmental delays, regulatory issues or other problems, our development plans and business would be significantly harmed.
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
We rely on third-party contract manufacturers to manufacture preclinical and clinical trial product materials and supplies for our needs. There can be no assurance that our preclinical and clinical development product supplies will not be limited or interrupted or be of satisfactory quality or continue to be available on acceptable terms. Over the course of the development and manufacturing of VAX-24, we previously encountered process-related matters that required us to make adjustments to our processes. For example, we encountered such process-related matters during our drug substance manufacturing campaign for VAX-24 at Lonza. The cumulative impact of the time required to make adjustments to our processes led to a delay of our drug substance manufacturing campaign due to scheduling conflicts and capacity constraints at Lonza. There can be no assurance that we or Lonza will be able to successfully manufacture drug substances in a timely manner in the future, or at all. Such process changes and manufacturing delays have caused a change in our IND timelines in the past and future changes or delays could impact future timelines for VAX-31, VAX-24, or for our other product candidates. Since we utilize a third-party manufacturer, we are also subject to Lonza’s scheduling commitments for its other clients. Scheduling conflicts with Lonza’s other clients have contributed to manufacturing delays in the past, and there is no guarantee that future scheduling conflicts or related capacity constraints will not affect our manufacturing campaigns and related timelines. Certain aspects of our manufacturing process for our clinical trial product materials and supplies have also been adversely affected by macroeconomic factors, such as the COVID-19 pandemic, and could be adversely affected by earthquakes and other natural or man-made disasters, equipment failures, labor shortages, health epidemics, power failures and numerous other factors in the future.
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
In addition, because VAX-31, VAX-24 and our other vaccine candidates are also based on our cell-free protein synthesis platform, if our vaccine candidates encounter safety and immunogenicity or efficacy problems, manufacturing problems, developmental delays, regulatory issues or other problems, our development plans and business would be significantly harmed.
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
Based on our VAX-24 End-of-Phase 2 meeting with the FDA in October 2023, we believe there was agreement with the FDA on the clinical design of the then planned VAX-24 adult Phase 3 program, including the approximate overall number of subjects, the primary and secondary endpoints for the pivotal, non-inferiority study as well as confirmation that immunogenicity analyses would have been sufficient to support licensure and an efficacy study therefore would not have been required. Following the topline results of the VAX-31 Phase 1/2 study in adults 50 and older, we selected VAX-31 to exclusively advance to an adult Phase 3 program. We plan to hold an End-of-Phase 2 meeting for the VAX-31 adult program in advance of commencing a Phase 3 program. However, we believe the FDA position related to the previously discussed VAX-24 adult Phase 3 program will also apply to the VAX-31 adult Phase 3 program. In the event that we are required to conduct any field efficacy studies for VAX-31 or any of our other product candidates, enrollment of a sufficient number of subjects may require additional time and resources given widespread vaccination rates in the United States, particularly in the pediatric population. As a result, we may be required to conduct any such trials outside the United States, which could cause additional complexity and delay. Delays in enrollment may result in increased costs or may affect the timing or outcome of any clinical trials we may conduct, which could prevent completion of these trials and adversely affect our ability to advance the development of our vaccine candidates.
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
Even when we obtain Fast Track designation for one or more of our vaccine candidates, we may not experience a faster development process, review or approval compared to non-expedited FDA review procedures. In addition, the FDA may withdraw Fast Track designation from any of our vaccine candidates that may receive the designation in the future, if it believes that the designation is no longer supported. Fast Track designation alone does not guarantee qualification for the FDA’s Priority Review procedures.
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
We intend to initially seek approval of VAX-31 in adults. If approved, we believe it may have the potential to serve as a “catch up” or booster to those adults who have previously received PPSV23 or a lower-valent PCV. Previous vaccines with a “catch up” opportunity have seen a high initial capture rate, but sales may decline over time as the number of individuals who remain unvaccinated with the new vaccine, and eligible for “catch up” opportunities, declines. Such decline could adversely affect our revenue over time.

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
We have incurred substantial losses since inception and do not expect to become profitable in the near future, if ever. As of December 31, 2023, we had federal and state NOL carryforwards of $358.5 million and $693.1 million, respectively. The federal and state loss carryforwards, except the federal loss carryforward arising in tax years beginning after December 31, 2017, begin to expire in 2034 unless previously utilized. Federal NOLs arising in tax years beginning after December 31, 2017 have an indefinite carryforward period and do not expire. As of December 31, 2023, we also had federal and state research credit carryforwards of $12.8 million and $4.3 million, respectively. The federal research and development tax credit carryforwards expire beginning in 2039 unless previously utilized, and the state research and development tax credits can be carried forward indefinitely. In general, under Sections 382 and 383 of the U.S. Internal Revenue Code of 1986, as amended, a corporation that undergoes an “ownership change” (generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a rolling three-year period) is subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income. We have experienced ownership changes in the past. There were no ownership changes identified in 2023, as such we have determined that no federal research credits will expire unutilized or are excluded from our research carryforwards as of December 31, 2023. Subsequent ownership changes may affect the limitation in future years. As a result, if, and to the extent that we earn net taxable income, our ability to use our pre-change NOLs to offset such taxable income may be subject to limitations.
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
We do not have the infrastructure or capability internally to manufacture supplies for our vaccine candidates or the materials necessary to produce our vaccine candidates for use in the conduct of our preclinical studies or clinical trials, and we lack the internal resources and the capability to manufacture any of our vaccine candidates on a preclinical, clinical or commercial scale. We have entered into an agreement with Sutro Biopharma to supply us with extract and custom reagents for use in manufacturing non-clinical and certain clinical supply of vaccine compositions. Pursuant to the Manufacturing Rights Agreement, we obtained exclusive rights to independently, or through certain third parties, develop, improve and manufacture cell-free extract for use in connection with our vaccine candidates. We have engaged Lonza to perform manufacturing process development and clinical manufacture and supply of components for VAX-31 and VAX-24, including the manufacture of polysaccharide antigens, our proprietary eCRM protein carrier and conjugated drug substances.
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
The general approach for FDA approval of a new biologic or drug is for the sponsor to provide dispositive data from two Phase 3 clinical trials of the relevant biologic or drug in the relevant patient population. Phase 3 clinical trials typically involve hundreds of patients, have significant costs and are time consuming. While we are still in the process of having discussions with the FDA regarding our Phase 3 regulatory plans, including discussions regarding our CMC strategy, the FDA may ultimately disagree with our regulatory strategy or we may be unable to successfully complete development to the FDA’s satisfaction. We believe our previously reported topline results for VAX-31 support clinical non-inferiority to PCV20, but there can be no assurance that this approach in pivotal studies will be sufficient for regulatory approval.

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
In the United States and some foreign jurisdictions, there have been, and we expect there will continue to be, several legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of vaccine candidates, restrict or regulate post-approval activities and affect our ability to profitably sell any vaccine candidates for which we obtain marketing approval. In particular, there have been and continue to be a number of initiatives at the U.S. federal and state levels that seek to reduce healthcare costs and improve the quality of healthcare. For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “ACA”), was passed, which substantially changed the way healthcare is financed by both governmental and private payors in the United States. The ACA, among other things: (i) increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extended the rebate program to individuals enrolled in Medicaid managed care organizations; (ii) created a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for certain drugs and biologics that are inhaled, infused, instilled, implanted or injected; (iii) established an annual, nondeductible fee on any entity that manufactures or imports certain specified branded prescription drugs and biologic agents apportioned among these entities according to their market share in specific government healthcare programs; (iv) expanded the eligibility criteria for Medicaid programs; (v) created a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research; (vi) created a Medicare Part D coverage gap discount program; (vii) and established a Center for Medicare & Medicaid Innovation at the CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drugs.
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
Further, in the United States there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug and biological product pricing, reduce the cost of prescription drugs and biological products under government payor programs and review the relationship between pricing and manufacturer patient programs. For example, the IRA will, among other things, (i) directs the Department of Health and Human Services (“HHS”) to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare, and subject drug manufacturers to civil monetary penalties and a potential excise tax by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law, and (ii) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. However, the IRA does not change either the VFC or the provisions added in 2010 under the ACA. VFC was established to give first-dollar coverage to children up to 18 years of age whose families could not pay for vaccinations while the ACA guaranteed coverage of vaccines without cost sharing for Americans who are either privately insured or newly covered in states that expanded Medicaid. The IRA did help with vaccine access by eliminating cost sharing for adult vaccines covered under Medicare Part D and mandating that all state Medicaid programs cover certain adult vaccines and their administration without cost sharing. Further, many vaccines are excluded from Medicare Part B rebate requirements. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. These provisions take effect progressively starting in fiscal year 2023. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations, although the Medicare drug negotiation program is currently subject to legal challenges. HHS has and will continue to issue and update guidance as these programs are implemented. It is currently unclear how the IRA will be effectuated but is likely to have a significant impact on the pharmaceutical industry. Further, in response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the CMS Innovation Center which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. Further, on December 7, 2023, the Biden administration announced an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, in September 2020, the FDA issued a final rule that sets up a legal framework for allowing the importation of certain prescription drugs from Canada, and CMS issued guidance that addresses the treatment of certain imported drugs under the Medicaid Drug Rebate Program. Several states have passed, or are considering, importation legislation to establish a state drug importation program. For example, on January 5, 2024, the FDA authorized the state of Florida’s Section 804 Importation Program, which is the first major step in allowing the state to import certain prescription drugs from Canada. If the program is ultimately approved, it will be the first such program authorized in the United States. Further, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine which drugs, biological products and suppliers will be included in their healthcare programs. Furthermore, there has been increased interest by third-party payors and governmental authorities in reference pricing systems and publication of discounts and list prices.
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
We rely upon a combination of patents, trademarks, trade secret protection and confidentiality agreements to protect the intellectual property related to our vaccine development programs and vaccine candidates. Our success depends in large part on our ability to obtain and maintain patent protection in the United States and other countries with respect to VAX-31, VAX-24 and any future vaccine candidates, as well as methods of making our vaccine candidates and components thereof. We seek to protect our proprietary position by filing patent applications in the United States and abroad related to our development programs and vaccine candidates. The patent prosecution process is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner.

The patents and patent applications that we own or in-license may fail to result in issued patents with claims that protect VAX-31, VAX-24 or any future vaccine candidate in the United States or in other foreign countries. There is no assurance that all of the potentially relevant prior art relating to our patents and patent applications has been found, which can prevent a patent from issuing from a pending patent application, or be used to invalidate a patent. Even if patents do successfully issue and even if such patents cover VAX-31, VAX-24 or any future vaccine candidate, third parties may challenge their validity, enforceability or scope, which may result in such patents being narrowed, invalidated or held unenforceable. Any successful opposition to these patents or any other patents owned by or licensed to us could deprive us of rights necessary for the successful commercialization of any vaccine candidates or companion diagnostic that we may develop. Further, if we encounter delays in regulatory approvals, the period of time during which we could market a vaccine candidate under patent protection could be reduced.
If the patent applications we hold or have in-licensed with respect to our development programs and vaccine candidates fail to issue, if their breadth or strength of protection is threatened, or if they fail to provide meaningful exclusivity for VAX-31, VAX-24 or any future vaccine candidate, it could dissuade companies from collaborating with us to develop vaccine candidates and threaten our ability to commercialize future vaccines. Any such outcome could have a materially adverse effect on our business.
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

We have licensed certain intellectual property rights related to the XpressCFTM platform, components of our PCV candidates, and methods of making components of VAX-31 or VAX-24 from Sutro Biopharma and University of Georgia Research Foundation, Inc. We also license certain intellectual property rights related to a non-cross-reactive Group A Strep carbohydrate antigen and related methods of production from the Regents of the University of California. If, for any reason, these agreements are terminated or we otherwise lose those rights, it could adversely affect our business. These agreements impose, and any future collaboration agreements or license agreements we enter into are likely to impose, various development, commercialization, funding, milestone, royalty, diligence, sublicensing, insurance, patent prosecution and enforcement or other obligations on us. If we breach any material obligations, or use the intellectual property licensed to us in an unauthorized manner, we may be required to pay damages and the licensor(s) may have the right to terminate the license, which could result in us being unable to develop, manufacture and sell products that are covered by the licensed technology or enable a competitor to gain access to the licensed technology.
Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for noncompliance with these requirements.
Periodic maintenance fees on any issued patent are due to be paid to the USPTO and other foreign patent agencies in several stages over the lifetime of the patent. The USPTO and various foreign national or international patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. While an inadvertent lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Noncompliance events that could result in abandonment or lapse of patent rights include, but are not limited to, failure to timely file national and regional stage patent applications based on our international patent application, failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. If we or our licensors fail to maintain the patents and patent applications covering VAX-31, VAX-24 or any future vaccine candidate, or the XpressCFTM platform, our competitors might be able to enter the market, which would have an adverse effect on our business.
Third-party claims or litigation alleging infringement of patents or other proprietary rights, or seeking to invalidate our patents or other proprietary rights, may delay or prevent the development, manufacturing and commercialization of VAX-31 or VAX-24 and any future vaccine candidate.
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
Because we rely on third parties to manufacture VAX-31, VAX-24 and potentially future vaccine candidates, and we collaborate with third parties on the development of VAX-31, VAX-24 and potentially future vaccine candidates, we must, at times, share trade secrets with them. We also conduct joint research and development that may require us to share trade secrets under the terms of our research and development partnerships or similar agreements. We seek to protect our proprietary technology in part by entering into confidentiality agreements and, if applicable, material transfer agreements, consulting agreements or other similar agreements with our advisors, employees, third-party contractors and consultants prior to beginning research or disclosing proprietary information. These agreements typically limit the rights of the third parties to use or disclose our confidential information, including our trade secrets. Despite the contractual provisions employed when working with third parties, the need to share trade secrets and other confidential information increases the risk that such trade secrets become known by our competitors, are inadvertently incorporated into the technology of others or are disclosed or used in violation of these agreements. Given that our proprietary position is based, in part, on our know-how and trade secrets, a competitor’s discovery of our trade secrets or other unauthorized use or disclosure would impair our competitive position and may have an adverse effect on our business and results of operations. Further, disputes may arise under these agreements regarding inventorship or ownership of proprietary information generated during research and development.
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
(c)Issuer Purchases of Equity Securities
None.
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Trading Arrangements
The adoption, modification or termination of contracts, instructions or written plans for the purchase or sale of our securities by our Section 16 officers or directors for the three months ended September 30, 2024, each of which was entered into during an open trading window and is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (“10b5-1 Plan”), was as follows:
Elvia Cowan, our Senior Vice President of Finance and Principal Accounting Officer, adopted a 10b5-1 Plan on September 27, 2024. Ms. Cowan’s 10b5-1 Plan provides for the potential exercise and sale of up to 30,000 shares of our common stock, and expires on February 28, 2026, or upon the earlier completion of all authorized transactions thereunder.

During the three months ended September 30, 2024, none of the Company’s other directors or Section 16 officers adopted, modified or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits.

		Incorporated by Reference
Exhibit Number	Description	Schedule Form	File Number	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Vaxcyte, Inc., as amended.	8-K	001-39323	3.1	June 16, 2020

3.2	Amended and Restated Bylaws of Vaxcyte, Inc., as amended.	10-Q	001-39323	3.2	November 6, 2023

4.1	Form of Common Stock Certificate of the Registrant.	S-1/A	333-238630	4.1	June 8, 2020

4.2	Form of Pre-Funded Warrant.	8-K	001-39323	4.1	January 13, 2022

4.3	Form of Pre-Funded Warrant.	8-K	001-39323	4.1	October 27, 2022

4.4	Form of Pre-Funded Warrant.	8-K	001-39323	4.1	April 20, 2023

4.5	Form of Pre-Funded Warrant.	8-K	001-39323	4.1	January 31, 2024

4.6	Form of Pre-Funded Warrant.	8-K	001-39323	4.1	September 6, 2024

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document: the instance document does not appear in the interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Inline XBRL for the cover page of the Quarterly Report on Form 10-Q included in the Exhibit 101 Inline XBRL Document Set.
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

Vaxcyte, Inc.

Date: November 5, 2024	By:	/s/ Grant E. Pickering
Grant E. Pickering
Chief Executive Officer

Date: November 5, 2024	By:	/s/ Andrew Guggenhime
Andrew Guggenhime
President and Chief Financial Officer