Form 10-K
period 2024-12-31
Vaxcyte, Inc.
filed 2025-02-25
CIK 1649094

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________
FORM 10-K
______________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to ___________
Commission File Number 001-39323
______________________________________________________________
VAXCYTE, INC.
(Exact name of Registrant as specified in its Charter)
______________________________________________________________

Delaware	46-4233385
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
825 Industrial Road, Suite 300 San Carlos, California	94070
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (650) 837-0111
______________________________________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of its Common Stock on the Nasdaq Global Select Market on June 30, 2024, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $7.2 billion. Shares of the Registrant’s common stock held by each executive officer, director and holder of 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose.
The number of shares of Registrant’s Common Stock outstanding as of February 21, 2025 was 128,761,622.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Annual Report on Form 10-K incorporates information by reference from the registrant’s definitive proxy statement to be filed with the U.S. Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, in connection with the registrant’s 2025 annual meeting of stockholders.

All references in this Annual Report on Form 10-K to “we,” “us,” “our,” “the Company” and “Vaxcyte” refer to Vaxcyte, Inc. and our wholly-owned consolidated subsidiary, or, as the context may require, Vaxcyte, Inc. only.
“Vaxcyte,” “eCRM,” and other trademarks of ours appearing in this Annual Report on Form 10-K are our property. This Annual Report on Form 10-K contains additional trade names and trademarks of other companies. We do not intend our use or display of other companies’ trade names or trademarks to imply an endorsement or sponsorship of us by such companies, or any relationship with any of these companies.
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
•potential effects of extensive or changes in government regulation, including as a result of the change in U.S. administration in 2025 or executive orders;
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
The forward-looking statements made in this Annual Report on Form 10-K relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Annual Report on
ii

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
•Changes in funding for the FDA and other government agencies could hinder their ability to hire and retain key leadership and other personnel, or otherwise prevent new products and services from being developed or commercialized in a timely manner, which could negatively impact our business.
•If we are unable to obtain and maintain patent protection for our technology and products, or if the scope of the patent protection obtained is not sufficiently broad, we may not be able to compete effectively in our markets.
iii

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
Vaccines are one of the most successful and cost-effective global health interventions and prevent millions of deaths worldwide each year. Routine pediatric vaccinations in the United States are estimated to prevent approximately 17 million cases of disease each year, and it is estimated that every $1 spent on childhood vaccination results in savings of approximately $11. Adult vaccination rates are lower than pediatric vaccination rates, but new technologies are driving adult vaccine development, which in turn is fueling the growth of the overall vaccine market. Given the critical role vaccines play in preventing disease from childhood to adulthood, the global vaccine market is large, durable and growing. There are areas of significant unmet medical need, including vaccines that can provide broader protection, against both currently circulating and historically prevalent strains, than currently marketed vaccines and novel vaccines that target pathogens for which there are no currently approved vaccines. We are driven to eradicate or treat invasive bacterial infections, which have serious and costly health consequences when left unchecked.
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
Our pipeline includes:
•Pneumococcal conjugate vaccine (“PCV”) candidates that we believe are among the broadest-spectrum PCV candidates currently in development, targeting the approximately $8 billion global pneumococcal vaccine market. Pneumococcal disease is an infection caused by Streptococcus pneumoniae bacteria. It can result in invasive pneumococcal disease (“IPD”), including meningitis and bacteremia, and non-invasive pneumococcal disease, including pneumonia, otitis media and sinusitis. Our broad-spectrum, carrier-sparing PCV candidates, VAX-31 and VAX-24, are designed to improve upon the standard-of-care PCVs for both adults and children by covering the serotypes that are responsible for a significant portion of IPD in circulation and are associated with high case-fatality rates, antibiotic resistance and meningitis, while maintaining coverage of previously circulating strains that are currently contained through continued vaccination practice.
◦PCV Franchise Adult Indication:
▪VAX-31 is a 31-valent, broad-spectrum, carrier-sparing investigational PCV being developed for the prevention of IPD. VAX-31 is the broadest-spectrum PCV in the clinic, and has the potential to provide protection against both currently circulating and historically prevalent serotypes. VAX-31 was designed to increase coverage, in a single vaccine, to more than 95% of IPD circulating in adults in the United States aged 50 and older, with the potential to provide an incremental 12-40% of coverage over current standard-of-care adult PCVs.
•In September 2024, we announced positive topline results from a Phase 1/2 study of VAX-31 in adults. The VAX-31 Phase 1/2 clinical study was a randomized, observer-blind, active-controlled, dose-finding clinical study designed to evaluate the safety, tolerability and immunogenicity of a single injection of VAX-31 at three dose levels (low, middle and high) and compared to Prevnar 20® ("PCV20") in 1,015 healthy adults aged 50 and older. In the low, middle and high doses, all serotypes were dosed at 1.1mcg, 2.2mcg and 3.3mcg, respectively, except serotypes 1, 5 and 22F, which were dosed at 1.65mcg, 3.3mcg, and 4.4mcg, respectively. The Phase 1 portion of the study included 64 healthy adults 50 to 64 years of age and the Phase 2 portion included 951 healthy adults 50 years of age and older. The immunogenicity objectives of the study included an assessment of the induction of antibody responses at Month 1, based on opsonophagocytic activity (“OPA”) and immunoglobulin G ("IgG"), at each of the three VAX-31 doses and compared to PCV20 for the 20 serotypes in common, as well as for the additional 11 serotypes contained in VAX-31, but not in PCV20.

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

Based on these positive results, we selected VAX-31 to advance to an adult Phase 3 program, and plan to select the dose prior to the initiation of such program. Following an FDA End-of-Phase 2 meeting, we plan to initiate a Phase 3 pivotal, non-inferiority study by mid-2025 and announce topline safety, tolerability and immunogenicity data from this study in 2026. We plan to initiate the remaining Phase 3 studies in 2025 and 2026 and announce data from those studies in 2026 and 2027.

•In November 2024, we announced that the FDA granted a breakthrough therapy designation ("BTD") for VAX-31 in adults.
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
•In July 2023, we announced that the Phase 2 study of VAX-24 in healthy infants had advanced to the second and final stage of the study. An independent data safety monitoring board ("DSMB") approved advancing to the second stage of the study following the review of the safety and tolerability results from the first stage. Additionally, in agreement with the FDA, we amended the study protocol for Stage 2 of the study, changing the study comparator to PCV20, which became the broadest-spectrum PCV recommended by the Advisory Committee on Immunization Practices (“ACIP”) in June 2023. This Phase 2 study is evaluating the safety, tolerability and immunogenicity of VAX-24 in healthy infants at the same three dose levels, 1.1mcg, 2.2mcg and 2.2mcg/4.4mcg, that were evaluated in Stage 1. Per ACIP guidelines, the primary immunization series includes three doses given at two months, four months and six months of age, followed by a booster dose at 12-15 months of age.
•In March 2024, we announced the completion of enrollment in the VAX-24 Phase 2 study in infants. A total of 802 healthy infants (48 from stage 1 and 754 from Stage 2) were enrolled. We expect to announce topline safety, tolerability and immunogenicity data from the Phase 2 primary three-dose immunization series by the end of the first quarter 2025, followed by topline data from the booster dose by the end of 2025.
▪VAX-31 is a 31-valent, broad-spectrum, carrier-sparing investigational PCV being developed for the prevention of IPD in not only adults, but also in children. VAX-31 is the broadest-spectrum PCV in the clinic designed to cover approximately 94% of IPD and 93% of acute otitis media due to streptococcus pneumonia in children under five years of age in the United States.
•In December 2024, we announced that the first participants were dosed in the first stage of a Phase 2 study of VAX-31 in infants. Stage 1 of the study evaluated the safety and tolerability of VAX-31 at three dose levels (low, middle and high) and compared to PCV20 in 48 infants in a dose-escalation approach. In the low, middle and high doses, all serotypes were dosed at 1.1mcg, 2.2mcg and 3.3mcg, respectively, except serotypes 1, 5 and 22F, which were dosed at 1.65mcg, 3.3mcg, and 4.4mcg, respectively. Participants who received VAX-31 in Stage 1 will continue the standard dosing regimen as part of Stage 2 and will be included in the safety, tolerability and immunogenicity analysis of the study.
•In February 2025, we announced that the Phase 2 study of VAX-31 in healthy infants had advanced to the second and final stage of the study. Stage 2 of the study is evaluating the safety, tolerability and immunogenicity of VAX-31 at the same three dose levels evaluated in Stage 1 and compared to PCV20 in approximately 750 infants. In line with recommendations from the ACIP, the study design includes a primary immunization series consisting of three doses given at two months, four months and six months of age, followed by a subsequent booster dose at 12-15 months of age. We expect to share topline data from the primary three-dose immunization series of the study in mid-2026, followed by topline data from the booster dose approximately nine months later.

•VAX-A1, a novel conjugate vaccine candidate designed to prevent disease caused by Group A Streptococcus (“Group A Strep”). Group A Strep is pervasive globally and causes an estimated 800 million cases of illness annually, including pharyngitis, or strep throat, and certain severe invasive infections and sequelae. There is currently no vaccine against Group A Strep, which is one of the leading infectious disease-related causes of death and disability worldwide and a significant contributor to the prescription of antibiotics in children. We believe we have demonstrated preclinical proof of concept for VAX-A1, the data for which were published in December 2020. We nominated the final vaccine candidate for VAX-A1 in the first quarter of 2021 and initiated Investigational New Drug ("IND")-enabling activities in the second half of 2021. We continue to advance the development of VAX-A1 and we intend to provide further information about the anticipated timing of an IND application as the program progresses.
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
•VAX-GI, a novel preclinical vaccine candidate being developed as a preventative treatment for dysentery and shigellosis, which is caused by Shigella bacteria. Shigella is a bacterial illness estimated to cause 80 million to 165 million cases of disease and 600,000 deaths annually, mostly among children. The central antigen in VAX-GI is IpaB, a well-appreciated antigen that other developers have been unable to produce in an amount sufficient to enable a commercial product. With our cell-free technology, we believe we can produce this antigen at substantially improved yields, allowing for commercial-scale production. VAX-GI is being developed in collaboration with the University of Maryland, Baltimore as well as with partial funding from two research grants awarded by the National Institutes of Health (“NIH”).
•Other discovery-stage programs that leverage our cell-free protein synthesis platform, which, if proven successful in preclinical studies, could also be advanced into IND-enabling activities and clinical studies.

Our modern synthetic techniques, including advanced chemistry and the XpressCF™ cell-free protein synthesis platform, offer several advantages over conventional cell-based protein expression methods, which we believe enable us to generate superior, novel, broader-spectrum and/or more immunogenic vaccines. In the context of conjugate vaccines, we believe we can add more antigenic strains without compromising the overall immune response. In particular, our ability to specify the attachment point of antigens, including polysaccharides, on protein carriers represents a significant improvement over the random conjugation that occurs with conventional technologies. This site-specific conjugation is designed to ensure that B-cell and/or T-cell epitopes are optimally exposed, maximizing the immune response, whereas random conjugation blocks these critical immunogenic epitopes, which dampens the immune response and may lead to a phenomenon known as carrier suppression.
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
Our Approach
To address areas of significant unmet medical need, we carefully select the disease areas we target and are developing vaccine candidates based on the following criteria:
•Clear commercial opportunity and efficient market adoption: We select vaccine targets that are characterized by an established patient population and significant unmet medical need. Our PCV candidates, VAX-31 and VAX-24, are designed to improve upon the standard-of-care for both adults and children by covering the serotypes that are responsible for a significant portion of IPD in circulation and are associated with high case-fatality rates, antibiotic resistance and meningitis, while maintaining coverage of previously circulating strains that are currently contained through continued vaccination practice. We believe that by providing the broadest coverage of serotypes for PCVs, as well as providing novel vaccines for diseases for which there are no currently approved vaccines, we can leverage the U.S. Centers for Disease Control (“CDC”), ACIP and similar international advisory body recommendations to drive rapid and significant market adoption.
•Acceptable biological risk: We choose vaccine targets with well-understood mechanisms of action and strong precedents for positive preclinical study results that we believe will translate to positive clinical trial results. For example, conjugate vaccines have demonstrated effectiveness in both preclinical and clinical trials against a range of bacteria, including Streptococcus pneumoniae, meningococcus and haemophilus influenza B. There is consistent evidence that antibodies directed against these bacteria are protective against their respective diseases.
•Established or acceptable clinical pathways: We pursue vaccine targets that we believe have established or acceptable clinical development pathways in order to accelerate the potential time to market. For example, we believe that our PCVs would receive regulatory approval based on successful completion of clinical studies utilizing well-defined surrogate immune endpoints, consistent with how other PCVs have obtained regulatory approval in the past, rather than requiring clinical field efficacy studies. For our novel vaccine candidates, for which we believe clinical field efficacy studies will be necessary, we select disease areas with high attack rates, such as Group A Strep, which may allow for more manageable study sizes. For novel protein-based therapeutic vaccine candidates, such as our periodontitis vaccine candidate, we select disease areas for which we believe clinical efficacy may be evaluated based on disease progression rather than prevention, which could allow for smaller and faster trials relative to preventative vaccines.
Our Platform
We are re-engineering the way highly complex vaccines are made through modern synthetic techniques, including advanced chemistry and the XpressCF cell-free protein synthesis platform to develop potentially superior and novel conjugate and protein vaccine candidates for adult and pediatric indications using the above criteria by taking advantage of the following:
•Site-Specific Conjugation. We are able to specify the attachment point of antigens, including polysaccharides, on protein carriers to ensure optimal exposure of B-cell and/or T-cell epitopes, thereby creating protein carriers designed to have enhanced potency. We believe this precise control of conjugation chemistry enables us to create broader-spectrum conjugate vaccine candidates using carrier-sparing conjugates that use less protein carrier without sacrificing immunogenicity. We are also able to design novel conjugate vaccine candidates using standard amounts of protein carrier to generate heightened immunogenicity.
•Production of Novel Protein Vaccines. We can design novel protein vaccine candidates based on well-appreciated but highly complex antigens that currently cannot be made with conventional technologies to address diseases for which there are no available vaccines, and we believe we may be able to leverage our platform to rapidly respond to new or emerging pathogens. We can design and produce these “tough-to-make” antigens that conform to the target pathogens, thereby increasing the likelihood that the vaccine will elicit a protective immune response.
•Speed, Flexibility and Scalability of the Discovery Engine. We are able to rapidly screen vaccine candidates and produce conjugates, thereby accelerating the process of making and testing vaccine candidates. Because cell viability is not required for cell-free protein synthesis, we can utilize a broader range of reaction conditions as we seek to optimize proteins. This flexibility enables us to develop novel vaccine candidates unachievable with current technologies. Furthermore, we believe our platform can scale linearly from discovery to commercial scale.
Our Strategy
Our goal is to become a leader in the vaccines industry by using our cell-free protein synthesis platform to develop superior and/or novel vaccines to prevent or treat serious infectious diseases. Key elements of our strategy include:
•Advance VAX-31 and VAX-24 through clinical development and regulatory approval. Our PCV candidates, VAX-31 and VAX-24, target the pneumococcal vaccine market. We are advancing these PCV candidates along a well-understood clinical development pathway in an effort to obtain regulatory approval in adults and infants based on successful completion of clinical studies using previously established surrogate immune endpoints, without the need to conduct clinical field efficacy studies, consistent with how other conjugate vaccines have obtained approval.
◦Adult Indication:
▪Following the positive topline data from the VAX-31 adult Phase 1/2 study announced in September 2024, we selected VAX-31 to exclusively advance to an adult Phase 3 program, and plan to select the dose prior to the initiation of such program. Following an FDA End-of-Phase 2 meeting, we plan to initiate a Phase 3 pivotal, non-inferiority study by mid-2025 and announce topline safety, tolerability and immunogenicity data from this study in 2026. We plan to initiate the remaining Phase 3 studies in 2025 and 2026 and announce data from those studies in 2026 and 2027. Subject to the results of the adult Phase 3 studies, we would expect to submit a Biologics License Application (“BLA”) for VAX-31 shortly following the completion of the last Phase 3 study.
◦Pediatric Indication:
▪In March 2024, we announced the completion of enrollment in the Phase 2 clinical study evaluating VAX-24 for the prevention of IPD in healthy infants. We expect to announce topline safety, tolerability and immunogenicity data from the Phase 2 primary three-dose immunization series, which is fully enrolled with 802 healthy infants, by the end of the first quarter 2025, followed by topline data from the booster dose by the end of 2025.
▪In December 2024, we announced the initiation of a Phase 2 clinical study evaluating VAX-31 for the prevention of IPD in healthy infants. In February 2025, we announced that the Phase 2 study of VAX-31 in healthy infants had advanced to the second and final stage of the study. We expect to announce topline data from the Phase 2 primary three-dose immunization series in mid-2026, followed by topline data from the booster dose approximately nine months later.
▪Our Phase 3 and commercial strategy for VAX-24 and/or VAX-31 for the infant indication will depend on several factors, including the results from, and timing of, our ongoing Phase 2 studies for each program.
•Establish scalable production of VAX-31 and VAX-24. We believe high-quality and scalable manufacturing is critical to our long-term success. We have designed and developed a proprietary, scalable and portable manufacturing process that we have scaled to supply clinical volumes and believe can scale to supply initial volumes of VAX-31 and VAX-24 needed to support commercial launch. We have access to substantial manufacturing resources through our contract manufacturer, Lonza, that we believe can facilitate an independent path to market. For the adult indication, we are conducting scale-up activities to support potential regulatory approval and commercial launch of VAX-31 in this population using existing Lonza infrastructure. In October 2023, to complement this plan, we entered into a new commercial manufacturing agreement with Lonza to support the potential global commercialization of our PCV candidates in both the adult and pediatric populations. In November 2023, we entered into a manufacturing rights agreement with Sutro Biopharma to obtain control over the development and manufacture of cell-free extract, a key component of our PCV franchise. Pursuant to the manufacturing rights agreement, we obtained exclusive rights to independently, or through certain third parties, develop, improve and manufacture cell-free extract for use in connection with our vaccine candidates.
•Create a long-lasting PCV franchise by offering the broadest-spectrum PCV available. The two leading pneumococcal vaccine franchises to date, Prevnar and Pneumovax 23 (“PPSV23”), have been administered well over a billion times, generating over $100 billion in combined sales over 20 and 40 years, respectively, and can attribute their success to being the broadest-spectrum vaccines on the market. If approved, we believe VAX-31 and VAX-24 may replace the standard-of-care PCVs currently available because of their potentially broader coverage against both currently circulating and historically prevalent strains. We designed VAX-24 to address the 24 pneumococcal strains covered by Prevnar and PPSV23 that drive a significant portion of pneumococcal disease today with the durable, boostable immune response of a conjugate vaccine. Further, we have designed VAX-31 to address these 24 strains plus seven additional epidemiologically significant emerging strains that are causing increasing pneumococcal disease and antibiotic resistance, which collectively drive most pneumococcal disease today. With these broad-spectrum vaccine candidates, we believe we are well-positioned to obtain ACIP preferred recommendations and potentially replace the current standard-of-care for pneumococcal disease prevention in both adult and pediatric populations, thereby creating a long-lasting PCV franchise.
•Advance our novel vaccine candidates and leverage our platform to expand our pipeline.
◦Advance VAX-A1 through IND-enabling activities, clinical development and regulatory approval. We believe our data published in December 2020 demonstrated preclinical proof of concept for VAX-A1. We nominated the final vaccine candidate and initiated IND-enabling activities for VAX-A1 in 2021. We continue to advance the development of VAX-A1 and we intend to provide further information about the anticipated timing of an IND application as the program progresses.
◦Advance VAX-PG through IND-enabling activities, clinical development and regulatory approval. Our initial goal is to develop a therapeutic vaccine to slow or stop disease progression; however, the results from clinical trials may inform the potential adoption of prophylactic immunization. We believe we have generally demonstrated preclinical proof of concept for a periodontitis protein vaccine, the data for which was published in February 2019. We nominated a final vaccine candidate for VAX-PG in 2022 and are conducting large-animal confirmatory studies prior to advancing the program to potential IND-enabling activities.
◦Advance VAX-GI program research and development. VAX-GI is being developed in collaboration with the University of Maryland, Baltimore as well as with partial funding from two research grants awarded by the NIH. We are in the process of identifying additional antigens to include with IpaB and engaged in early-stage process development activities.
◦Leverage our platform for other discovery stage programs. We are also able to leverage our platform as a discovery engine given our ability to uniquely create building blocks to construct potential novel conjugate and protein vaccine candidates, and we have other discovery-stage programs which leverage this platform.
•Continue to build a robust intellectual property portfolio. We have developed and are continuing to develop a comprehensive intellectual property portfolio related to vaccine applications, including manufacturing, formulation and process applications as well as protection for our specific vaccine candidates. We have rights to a robust portfolio of patents and patent applications related to the XpressCF platform through our exclusive license from Sutro Biopharma. We currently have five issued U.S. patents, one issued European patent, and multiple issued patents internationally, and multiple pending patent applications in the United States and internationally that cover our vaccine candidates including vaccine formulations, protein-antigen conjugates, methods of making conjugate vaccines with various protein-antigen conjugates and other processes related to vaccine production, enhancements of immunogenicity and methods of use.
Our Pipeline
We have utilized our cell-free protein synthesis platform to generate a pipeline of vaccine candidates that we believe, if approved, may offer important advantages over existing vaccines or for which there are no vaccines available today. The following table summarizes our current pipeline:
Global Vaccine Market (Excluding COVID-19 Vaccines)

The global vaccine market, excluding COVID-19 vaccines, is projected to reach $80.3 billion by 2029 from $53.0 billion in 2024, a compounded annual growth rate of 8.7%. The World Health Organization (“WHO”) has reported that non-COVID vaccine revenues have grown at nearly twice the rate of therapeutic products over the last two decades. Conjugate vaccines, including PCVs, have historically represented the largest segment – approximately a third – of the global non-COVID vaccine market. The Prevnar franchise from Pfizer Inc. (“Pfizer”) comprised of Prevnar 13 (“PCV13”) and PCV20, was among the highest selling non-COVID vaccine products in the world in 2024, accounting for approximately 12% of global non-COVID vaccine sales.
The pediatric vaccine market is large and well-established in the United States and European Union and growing in emerging countries. The annual new birth cohort, which in North America and Europe approached approximately 10 million in 2024, drives ongoing sales year after year due to the recommended immunization schedules. In the United States, once a new vaccine is approved by the FDA, the ACIP considers whether to recommend the use of the vaccine. New pediatric vaccine classes that receive a recommendation from ACIP are nearly universally adopted by pediatricians and parents and are required by many schools, contributing to a national immunization rate for the diseases targeted by such vaccines of approximately 90%. It is estimated that vaccination in children born between 1994 and 2023 in the United States will result in direct savings of $540 billion and societal savings of $2.7 trillion, making them one of the most cost-effective public health interventions.
In addition, the adult vaccine market is undergoing rapid growth. Vaccination rates among adults have historically been lower and vary by disease, though strong initiatives are underway to increase awareness and utilization. Excluding the impact of the COVID-19 pandemic, studies estimate that 40,000 to 80,000 adults in the United States die annually of vaccine-preventable diseases, and hundreds of thousands more are hospitalized. Vaccine-preventable diseases among adults cost the U.S. economy an estimated $27 billion annually in direct and indirect expenses. In recent years, manufacturers have started developing more vaccines for the adult market, including Pfizer’s PCV13 and PCV20, Merck & Co., Inc.'s (“Merck”) PCV15 and CapvaxiveTM (“PCV21”) and GSK plc's (“GSK”) Shingrix. The U.S. adult pneumococcal market generated estimated annual sales of approximately $1 billion to $2 billion in 2024, and Shingrix, a vaccine for shingles (herpes zoster), debuted with over $1 billion in sales in 2018 as it replaced Merck’s incumbent vaccine, Zostavax, after receiving an ACIP preferred recommendation, and generated over $4.1 billion in global sales in 2024, in part due to increased coverage among eligible U.S. adults. The vaccines to prevent respiratory syncytial virus from Pfizer and GSK that were approved by the FDA in May 2023, and from Moderna that was approved by the FDA in May 2024, have generated nearly $4 billion in global sales as of December 31, 2024.

In October 2024, the ACIP voted to recommend expanding the age-based pneumococcal vaccination guidelines for pneumococcal vaccination in adults to begin at 50 years of age and older from the prior recommendation beginning at 65 years of age and older, which expands the market by adding approximately 63 million additional eligible Americans for the universal recommendation.
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

Pneumococcal Disease
Pneumococcal disease is an infection caused by Streptococcus pneumoniae bacteria. It can result in IPD, including meningitis and bacteremia, and non-invasive pneumococcal disease, including pneumonia, otitis media and sinusitis. The global incidence of pneumococcal disease is driven by emerging serotypes not covered by currently available vaccines. In the United States, pneumococcal pneumonia is estimated to result in approximately 150,000 hospitalizations each year. Streptococcus pneumoniae is among the WHO’s top antibiotic-resistant pathogens to be urgently addressed, and the United States CDC lists drug-resistant Streptococcus pneumoniae as a “serious threat.” In children under five, Streptococcus pneumoniae is a leading cause of vaccine-preventable deaths globally. Although not considered invasive disease, it is estimated that acute otitis media affects over 5 million children and results in greater than 10 million antibiotic prescriptions annually in the United States. Pneumococci also cause over 50% of all cases of bacterial meningitis in the United States. Antibiotics are used to treat pneumococcal disease, but some strains of the bacteria have developed resistance to treatments. The morbidity and mortality due to pneumococcal disease are significant, particularly for young children and older adults, underscoring the need for a broader-spectrum vaccine.
Evolution of Pneumococcal Vaccines
There are currently two types of vaccines targeting pneumococcal disease—polysaccharide-only vaccines and PCVs. Polysaccharide vaccines contain polysaccharide antigens, which induce antibodies (B-cell responses) that bind to a bacteria’s outer coating of polysaccharides and clear the bacteria. PCVs improve on polysaccharide vaccines by attaching, or conjugating, the polysaccharide antigen to a non-disease specific protein carrier. PCVs induce both an improved B-cell response and a T-cell response, resulting in a stronger and more durable immune response and longer-lasting protection, as compared to polysaccharide vaccines, which only induce a B-cell response.
Pneumococcal Polysaccharide-Only Vaccines
PPSV23, manufactured and marketed by Merck is the only pneumococcal polysaccharide vaccine widely available. PPSV23 is indicated for the prevention of pneumococcal disease in adults and was first approved in the United States in 1977, at which time it contained 14 different strains of pneumococcal bacteria. In 1983, it was replaced by the current version containing 23 different strains. PPSV23 is routinely administered to adults to provide protection against bacteremia and at its peak in 2020 generated sales of over $1.1 billion. After the ACIP recommendation of PCV20 in late 2021 eliminated the need for PPSV23 in a large part of the covered population, PPSV23 has declined from more than 50% of the U.S. adult market share to now approximately 3%.
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

PS-Only Vaccine

PNEUMOVAX® 23

Polysaccharide
B cell
B cells
Antibody
(no memory)

Graphics adapted from Strugnell et al, Understanding Modern Vaccines, Vol 1, Issue 1, 61-88.
Polysaccharide vaccines also interfere with optimal use of PCVs, as they create a hyporesponsive immune effect. In particular, absent T-cell inducement, polysaccharide vaccines actually clear the memory B-cells that are formed following primary immunization with a PCV, thereby eliminating the ability to boost with subsequent vaccination. This historically has been a significant drawback of vaccination in older adults, which consisted of the administration of a limited spectrum PCV followed by the administration of a polysaccharide vaccine. Despite these shortcomings, PPSV23 historically has been widely used primarily to provide protection against circulating strains not contained in the currently available PCVs. The current routine standard-of-care in adults, which consists of the administration of either PCV20 or PCV21 alone or PCV15 followed by the administration of PPSV23, continues to include the alternative of a polysaccharide vaccine.
Pneumococcal Conjugate Vaccines
PCVs overcome the limitations of polysaccharide vaccines by conjugating the polysaccharide to a more immunogenic protein carrier containing T-cell epitopes. These T-cell epitopes provide CD4+ help, which is critical to the conversion of a traditional B-cell dependent immune response to a more robust combined B-cell and T-cell dependent immune response. The T-cell response causes immediate class switching of the B-cells from more rudimentary IgM antibodies prevalent with polysaccharide vaccines to more refined IgG antibodies. IgG antibodies are refined enough to penetrate into lung tissues to prevent pneumonia. Furthermore, as polysaccharide strands attach to multiple copies of the protein carrier, they create an inter-strand cross-linked matrix structure, which the immune system easily recognizes as foreign. The T-cell dependent immune response also generates memory B-cells that can be re-stimulated, creating a prime-boost immune response leading to a more robust and durable immune response and enabling the use of PCVs in young children. Figure 2 below illustrates this immune response:
Figure 2.
The first PCV, Prevnar, was a 7-valent vaccine that was launched in the United States in 2000. It included purified capsular polysaccharides of seven serotypes of Streptococcus pneumoniae (4, 6B, 9V, 14, 18C, 19F and 23F), each of which was individually conjugated to a T-cell-epitope-containing, nontoxic variant of diphtheria toxin known as CRM197 to produce seven separate conjugates. To obtain approval, a large field efficacy study was conducted that demonstrated the vaccine’s efficacy in infants. Efficacy correlated with serological immune endpoints, as measured by IgG titers (a measurement of concentration), and a seroconversion threshold (or reference antibody concentration) of protection was defined. Prevnar is credited with tremendous medical and commercial success, having dramatically reduced circulating disease in children. However, after a number of years of widespread use, IPD incidence caused by strains not contained in the vaccine started to opportunistically rise, a phenomenon called serotype replacement, which led to the need for a broader-spectrum version of the vaccine.
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
PCV13 contains the seven serotypes originally included in Prevnar plus six more serotypes of Streptococcus pneumoniae (1, 3, 5, 6A, 7F and 19A) and was approved and launched in the United States in 2010. Each polysaccharide is conjugated to CRM197 to produce 13 individual conjugates, which are mixed into a final vaccine formulation and then adsorbed to alum. In 2010, PCV13 obtained FDA approval for the prevention of IPD in infants based on non-inferior IgG antibody responses relative to Prevnar, using the surrogate immune endpoints established by the prior Prevnar field efficacy study. While PCV13 failed to achieve non-inferiority on two of the common seven strains relative to Prevnar, it was granted approval across all 13 strains. Upon receipt of the ACIP recommendation, PCV13 replaced Prevnar in the infant market as the standard-of-care. This also created a “catch-up” population for those children previously vaccinated with Prevnar to provide protection against the incremental serotypes covered by PCV13.
In an effort to develop even broader-spectrum PCVs than PCV13, two vaccines were successfully developed for the adult and infant populations: PCV20, a 20-valent PCV from Pfizer, and PCV15, a 15-valent PCV from Merck.

PCV20 contains the 13 serotypes included in PCV13 plus seven more serotypes of Streptococcus pneumoniae (8, 10A, 11A, 12F, 15B, 22F and 33F) and was granted regulatory approval and launched in the United States in 2021 for the prevention of IPD and pneumonia in adults based on non-inferior OPA responses relative to PCV13 without the need for a field efficacy study. PCV20’s indication for the prevention of pneumonia caused by Streptococcus pneumoniae serotypes 8, 10A, 11A, 12F, 15B, 22F, and 33F in adults is approved under accelerated approval based on immune responses as measured by OPA assay. While PCV20 failed to achieve non-inferiority on serotype 8 relative to PPSV23, it was still granted approval across all 20 strains. In 2023, the FDA approved PCV20 for use in infants for the prevention of IPD, and for the prevention of otitis media caused by Streptococcus pneumoniae serotypes 4, 6B, 9V, 14, 18C, 19F, and 23F without the need for a field efficacy study. While PCV20 failed to achieve non-inferiority for five of the 13 common (1, 3, 4, 9V and 23F) and one of the seven unique (12F) serotypes for the co-primary endpoint following the three-dose primary immunization series in the U.S. study, it was still granted FDA approval across all 20 strains for IPD.

PCV15 contains the 13 serotypes included in PCV13 plus two more serotypes of Streptococcus pneumoniae (22F and 33F) and was granted regulatory approval and launched in the United States in 2021 for the prevention of IPD in adults based on non-inferior OPA responses relative to PCV13 without the need for a field efficacy study. In 2022, the FDA approved PCV15 for use in infants for the prevention of IPD based on non-inferior IgG responses relative to PCV13 without the need for a field efficacy study.

In October 2021, the ACIP voted to recommend universal vaccination for the use of either PCV20 alone or PCV15 with PPSV23 for routine use in adults aged 65 years and older as well as for those between the ages of 19 and 64 years with certain underlying medical conditions or other risk factors who had not previously received a PCV or whose previous vaccination history was unknown. In June 2022, the ACIP voted to recommend that PCV15 may be used as an option to the then recommended PCV13 for children aged under 19 years according to then recommended PCV13 dosing and schedules. In October 2022, the ACIP voted to recommend a dose of PCV20 for adults aged 65 years and older at least five years after the last pneumococcal vaccine dose for those who haven't previously received PCV20. In June 2023, the ACIP voted to recommend the use of PCV20 as an option to PCV15 for routine use in children under the age of two, and as a “catch up” vaccination for healthy children between the ages of 24 and 59 months with incomplete PCV vaccination status and children between the ages of 24 and 71 months with certain underlying conditions and an incomplete PCV vaccination status. Further, the ACIP voted to recommend that children between the ages of two and 18 years with any risk condition who have received all recommended PCV doses before the age of six do not need additional doses if they have received at least one dose of PCV20. If children between the ages of two and 18 years with any risk condition received PCV13 or PCV15, but not PCV20, the ACIP recommended that they should receive a dose of PCV20 or PPSV23. The ACIP also voted to recommend that children between the ages of six and 18 years with any risk condition who have not received any dose of PCV13, PCV15 or PCV20 should receive a single dose of PCV15 or PCV20. When PCV15 is used in this instance, the ACIP recommended that it should be followed by a dose of PPSV23 at least eight weeks later if not previously given.

In June 2023, the ACIP also recommended shared clinical decision-making regarding PCV20 use for adults aged 65 years and older who have completed the recommended vaccine series with both PCV13 and PPSV23.

As a further example of the need for broader-protection vaccines to prevent IPD highlighted by the public health community, another vaccine was successfully developed for the adult population: PCV21, a 21-valent PCV from Merck. Unlike predecessor PCVs, PCV21 does not contain each of the historically circulating serotypes covered in previously approved PCVs. PCV21 contains 11 of the 20 serotypes included in PCV20 (serotypes 3, 6A, 7F, 8, 10A, 11A, 12F, 15B, 19A, 22F and 33F) plus 10 more serotypes of Streptococcus pneumoniae (serotypes 9N, 15A, 16F, 17F, 20, 23A, 23B, 24F, 31 and 35B). PCV21 was granted regulatory approval and launched in the United States in 2024 for the prevention of IPD and pneumonia (serotypes 3, 6A, 7F, 8, 9N, 10A, 11A, 12F, 15A, 15C, 16F, 17F, 19A, 20A, 22F, 23A, 23B, 24F, 31, 33F, and 35B) in adults based on non-inferior OPA responses relative to PCV20 without the need for a field efficacy study. PCV21’s indication for the prevention of pneumonia is approved under accelerated approval based on immune responses as measured by OPA.

In June 2024, the ACIP voted to recommend PCV21 as an option to either PCV20, or PCV15 with PPSV23, for (i) adults aged 65 years and older who have not previously received a PCV or whose previous vaccination history is unknown, (ii) adults between the ages of 19 and 64 with certain underlying medical conditions or other risk factors who have not previously received a PCV or whose previous vaccination history is unknown and (iii) adults aged 19 years and older who have received PCV13 but not all recommended doses of PPSV23. Additionally, the ACIP recommended shared clinical decision-making regarding a supplemental dose of PCV21 for adults aged 65 and older who have completed their vaccine series with both PCV13 and PPSV23.

In October 2024, the ACIP expanded its recommendation by lowering the age-based pneumococcal vaccination guidelines for pneumococcal vaccination in adults from 65 years and older to 50 years and older. In line with this recommendation, the ACIP recommends either a dose of PCV20 or PCV21, or PCV15 with PPSV23, for (i) adults aged 50 and older who have not previously received a PCV or whose previous vaccination history is unknown and (ii) adults between the ages of 19 and 49 with certain underlying medical conditions or other risk factors who have not previously received a PCV or whose previous vaccination history is unknown.

Drawbacks of Current PCVs

Routine immunization with PCVs has been effective in dramatically lowering the incidence of IPD in both adults and children in the United States and other industrialized nations. However, due to a phenomenon called serotype replacement, strains that are not covered by existing vaccines are increasing in prevalence. As published in 2022, 35% and 37% of IPD incidence in 2018 for children under the age of five and adults aged 65 years and older, respectively, were caused by strains beyond the 20 strains covered by PCV20. Efforts to improve upon standard-of-care vaccines center around expanding the valency of PCVs to address the strains driving residual pneumococcal disease. However, limitations due to conventional conjugation chemistry and carrier suppression have complicated those efforts, and notwithstanding the recent approvals of PCV21 in adults, PCV20 and PCV15, there remains a significant need for broader-spectrum PCVs that address both currently circulating and historically prevalent serotypes, as evidenced by the fact that despite the coverage of PCV21 and PCV20, the combination of PCV15 and PPSV23 remains universally recommended when adults turn 50 in the United States, as an alternative to either PCV21 or PCV20 alone, given the broader-spectrum coverage of these two vaccines combined compared to PCV21 or PCV20. Although PCV21 covers more incidence of disease, it does not address several of the serotypes historically covered, many of which continue to circulate today.
While vaccination with current PCVs has been effective in dramatically lowering the incidence of IPD in both adults and children in the United States and other industrialized nations, current PCVs suffer from the following drawbacks.
Serotype Replacement
Since the introduction of PCV13, there has been a decrease in incidence of disease attributable to the serotypes included in the vaccine. However there has been a phenomenon called serotype replacement, whereby a void is created when serotypes are taken out of circulation after widespread vaccination. As a result, there has been an increase in incidence caused by serotypes not covered by PCV13 that now cause most residual pneumococcal disease. Broader-spectrum PCVs were historically required to maintain protection against historically pathogenic strains while expanding coverage to address current circulating and emerging strains. This serotype replacement has led to the development of a third generation of conventional PCVs, inclusive of PCV15 and PCV20. Despite these developments, the coverage of these third-generation vaccines addresses only half of the disease in circulation. Although PCV21 was approved despite lacking protection against certain historically pathogenic strains, it is only approved in the adult population and did not receive a preferred recommendation despite its disease coverage, and is recommended solely as an alternative to PCV20 alone or PCV15 and PPSV23. VAX-31, if approved, would increase coverage to more than 95% of IPD currently circulating in the U.S. adult population aged 50 and over. In infants, VAX-31 would increase coverage to approximately 94% of IPD and 93% of otitis media currently circulating in the U.S. infant population under the age of five.
Pneumococcal disease surveillance has been conducted by the CDC in the United States and by the UK Health Security Agency. As shown in Figure 3, IPD cases in adults in the United States initially declined after the introduction of PCV13 but have since plateaued. The rate of serotype replacement has been more pronounced in the United Kingdom. Figure 4 shows the approximate IPD incidence rates in the United Kingdom caused by the incremental strains over and above those in PCV13, which increased over the last three years of surveillance.

Figure 3.	Figure 4.

(1) U.S. CDC Active Bacterial Core Surveillance Annual Reports	(2) Ladhani et al, Lancet Infectious Disease, 2018 Apr.; 18(4):441-45 inclusive of unpublished raw data
While some of these strains are covered by PPSV23, that vaccine only protects against blood-borne infections and not pneumonia, leaving patients vulnerable to infection. Although PCV21, PCV20 and PCV15 address more disease-causing strains than PCV13, we believe there remains a significant need for even broader-spectrum vaccines to address a greater number of currently circulating and emerging strains.
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
Meanwhile, the B-cell epitopes of both the protein carrier and the antigen are presented to the immune system, causing B-cells to the respective immunogens to compete with one another for the T-cell help engendered by unblocked T-cell epitopes. This competition for T-cell helps diminish the immune response to the polysaccharide antigen of interest, resulting in carrier suppression.
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

1 IgG Geometric Mean Concentrations post-dose 4 – Prevnar 20 BLA Clinical Review Memorandum by FDA (STN: 125731/189). April 27, 2023.
2 PCV20 BLA Clinical Review Memorandum. STN: 125731/0 June 8, 2021.

Conventional Chemistry
The problem of carrier suppression is compounded by conventional conjugation chemistry used to make current PCVs, including PCV15, PCV20 and PCV21, which requires a higher amount of CRM197 protein carrier than polysaccharide antigen to complete the conjugation reaction, as well as long reaction times and harsh conditions that can damage the critical epitopes on the polysaccharide antigens. This results in a higher ratio of protein carrier to polysaccharide antigen in their monovalent conjugates (approximately 1.1 on average), as well as a much higher amount of cumulative protein carrier in the final formulation compared to the amount of any given polysaccharide antigen. For example, in the marketed PCV20 formulation, there are 51 micrograms of the protein carrier, CRM197, relative to 2.2 micrograms of each polysaccharide (except serotype 6B at 4.4 micrograms), and in the marketed PCV21 formulation, there are 65 micrograms of CRM197, relative to 4.0 micrograms of each polysaccharide. With substantially more protein carrier in the vaccines than polysaccharide antigen, the carrier suppression effect discussed above is exacerbated.
Our Solution
We are leveraging our cell-free protein synthesis platform to develop potentially superior conjugate vaccines for adult and pediatric indications. Our solution to the drawbacks with conventional conjugate vaccine techniques represents the first of three main applications of our platform.
Platform Application One: Creating Superior Conjugate Vaccines
Using our cell-free protein synthesis platform, we are developing superior, novel carrier-sparing PCVs designed to have broader-spectrum coverage in an effort to address historic, current and future residual disease in ways that conventional technologies cannot. We are able to design our investigational PCVs using site-specific conjugation in an effort to ensure optimal exposure of targeted immunogenic T-cell epitopes on protein carriers. This enables us to create broader-spectrum conjugate vaccine candidates using carrier-sparing conjugates designed to minimize carrier suppression while maintaining protective immunogenicity.
Synthesizing proteins outside of a living host cell provides us greater freedom to design and produce specific proteins of interest under optimized conditions. We separate the precise cellular machinery required for transcription, translation and energy production—the critical components for protein production—into an Escherichia coli ("E. coli")-derived extract. We can then optimally express a single protein carrier by adding the plasmid-DNA encoding that protein into the extract mixture.
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
Figure 7.

nnAA
Input
(DNA)
NNN
nnAA-RNA
tRna
mRNA
STOP
Ribosome
(Catalyst)
Protein
Cell-free extract (E.coli)

Most conjugate vaccines available today use a non-disease-specific protein carrier, CRM197, in order to leverage T-cell epitopes to induce a T-cell dependent immune response. This traditional method produces a heterogeneous mixture of conjugates with blocked and unblocked T-cell epitopes in a large immunogenic cross-linked matrix structure. In contrast, the precision and flexibility of cell-free protein expression, together with our ability to insert nnAAs, allow us to construct our proprietary enhanced protein carrier (“eCRM”) with pre-determined conjugation sites. Our method produces more homogenous conjugates that provide for the consistent exposure of T-cell epitopes and likewise form a large, immunogenic cross-linked matrix structure. By precisely conjugating polysaccharides to eCRM in a way that provides for optimal exposure of T-cell epitopes to the immune system, we can heighten immunogenicity attainable with conjugate vaccines.
The figures below illustrate the site-specific conjugation process. Figure 8 shows site-specific conjugation of the polysaccharide to the protein carrier, avoiding the T-cell epitopes. Figure 9 shows the inter-strand cross-linked matrix, which is the structure of each monovalent conjugate included in the final vaccine.

Figure 8.	Figure 9.

We believe consistent exposure of T-cell epitopes should translate to higher potency of the protein carrier on a weight-to-weight basis. To harness this potential potency advantage, we have elected to construct conjugates with a lower ratio of protein carrier to polysaccharide than conventional PCVs. Our VAX-24 adult Phase 2 clinical studies validated our carrier-sparing approach to develop broader-spectrum PCVs. As a result, we believe we can incorporate more monovalent conjugates to create an even more broad-spectrum vaccine with less protein carrier per conjugate in order to minimize carrier suppression.
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
Our PCV Franchise
We are developing broad-spectrum investigational PCVs designed to minimize carrier suppression. We currently have two PCV candidates in our differentiated PCV franchise: VAX-31, a 31-valent, broad-spectrum, carrier-sparing investigational PCV, which we are developing for both the infant and adult populations, and VAX-24, a 24-valent, broad-spectrum, carrier-sparing investigational PCV which we are developing for the infant population. VAX-31, the broadest-spectrum PCV in the clinic, is designed to provide protection against both currently circulating and historically prevalent serotypes and cover more than 95% and 94% of IPD circulating in the U.S. adult (ages 50 and older) and infant (under the age of five) populations, respectively. The 31 serotypes included in VAX-31 are associated with high case-fatality rates, antibiotic resistance and meningitis. VAX-24 covers more serotypes than any pneumococcal infant vaccine on the market today.
As shown in Figure 10 below, there are critical differences between VAX-31 and VAX-24 and other currently available PCVs relating to the protein carrier, particularly the use of site-specific conjugation and the milder reaction conditions. We achieve site-specific conjugation through the insertion of multiple nnAAs, which is not possible with the conventional chemistry used for making other PCVs. The click chemistry we use for site-specific conjugation may also minimize damage to the critical immunogenic epitopes on the protein carrier and the polysaccharides through milder and shorter reactions, while other PCVs use conventional chemistries that involve harsher and longer reaction conditions.
Figure 10.
Furthermore, VAX-31 and VAX-24 improve upon the serotype spectrum of coverage relative to PCV15 and PCV20 in both the adult and infant populations and use less protein carrier per conjugate than these conventional chemistry PCVs. In aggregate, VAX-31 contains more protein carrier, and VAX-24 contains a similar amount of protein carrier, relative to PCV15 and PCV20. We believe the resulting decreased carrier burden per conjugate of VAX-31 and VAX-24 are critical for minimizing carrier suppression and producing broader-spectrum pneumococcal vaccines without sacrificing immunogenicity.
Where appropriate, we capitalize on the efficiencies of well-established clinical, manufacturing and regulatory precedents by leveraging conventional methods for the development of VAX-31 and VAX-24. For example, our polysaccharide antigens are primarily made using conventional fermentation and purification techniques and activated through conventional methods. They are also labeled through conventional amination methods prior to being conjugated to eCRM. In addition, we use the same critical quality attribute assays for molecular weight and free polysaccharide that have served as the physicochemical measures of conjugates and also serve as predictors of their immunogenicity in vivo. We also use conventional IgG and OPA serological assays to gauge the immunogenicity of our conjugates, which have served as surrogate immunological endpoints in clinical studies that enabled the approval of PCV13, PCV15, PCV20 and PCV21.
We are pursuing a well-characterized clinical development path for VAX-31 and VAX-24, consistent with other PCV developers. We have been able to conduct smaller and shorter clinical trials that target immune endpoints (e.g., OPA and IgG responses) previously recognized by regulatory authorities, and anticipate that we will be able to conduct such studies going forward. Pfizer applied this approach to the development of PCV13 and PCV20 and Merck applied it to the development of PCV15 and PCV21. Based on this standard, as a prerequisite for regulatory approval, we believe that any investigational PCV will have to be compared to the standard-of-care at the time a clinical trial is initiated. Currently, the standard-of-care for routine use is either PCV20 or PCV21 alone or PCV15 followed by PPSV23 in adults and PCV20 or PCV15 in infants.
Clinical Development Overview
We are pursuing clinical development for adults with VAX-31 and for the pediatric population currently with VAX-24 and VAX-31.
Adult Indication
We have selected VAX-31 to exclusively advance to an adult Phase 3 program.
For VAX-31, we achieved clinical proof of concept in September 2024 when we announced positive topline results from a Phase 1/2 study evaluating the safety, tolerability and immunogenicity of VAX-31 in healthy adults aged 50 and older. Based on these positive results, we selected VAX-31 to advance to an adult Phase 3 program, and plan to select the dose prior to the initiation of such program. Following an FDA End-of-Phase 2 meeting, we plan to initiate a Phase 3 pivotal, non-inferiority study by mid-2025 and announce topline safety, tolerability and immunogenicity data in 2026. We plan to initiate the remaining Phase 3 studies in 2025 and 2026 and announce data from those studies in 2026 and 2027. Subject to the results of the adult Phase 3 studies, we would expect to submit a BLA shortly following the completion of the last Phase 3 study.

For adults, the FDA has granted VAX-31 a BTD, which is designed to expedite the development and review of drugs that are intended to treat serious or life-threatening conditions. A BTD is based upon preliminary clinical evidence indicating that the drug or vaccine may demonstrate substantial improvement over available therapies on one or more clinically significant endpoints.
Infant Indication
We are currently conducting Phase 2 infant studies for both VAX-24 and VAX-31.
In March 2023, we announced that the first participants were dosed in the first stage of a Phase 2 study of VAX-24 in healthy infants and, in July 2023, we announced that the ongoing study had advanced to the second and final stage. The independent DSMB approved advancing to the second stage of the study following the review of the safety and tolerability results from the first stage. In March 2024, we announced the completion of enrollment in the Phase 2 clinical study. We expect to announce topline safety, tolerability and immunogenicity data from the VAX-24 Phase 2 primary three-dose immunization series, which is fully enrolled with 802 healthy infants, by the end of the first quarter of 2025, followed by topline data from the booster dose by the end of 2025.

For VAX-31, in November 2024, we announced the FDA cleared the IND application for the prevention of IPD in infants. In December 2024, we announced that the first participants were dosed in the first stage of a Phase 2 study of VAX-31 in healthy infants, and in February 2025, we announced that the ongoing study had advanced to the second and final stage of the study and that the first participants had been dosed. We expect to announce topline safety, tolerability and immunogenicity data from the VAX-31 Phase 2 primary three-dose immunization series in mid-2026, followed by topline data from the booster dose approximately nine months later.
Clinical Data: Adult Indication

We are using OPA titers as the primary immunogenicity endpoint for the VAX-31 program in adults. OPA is believed to be the primary protective mechanism against pneumococcal disease. In addition, we are measuring IgG responses as a secondary endpoint, as such responses may serve as supportive evidence of immunogenicity for comparison. We believe that these endpoints, if met in a Phase 3 trial, will be sufficient to obtain regulatory approval of VAX-31 and that we will not need a clinical field efficacy study.

The FDA has previously approved pneumococcal vaccines upon the establishment of non-inferiority based on a head-to-head comparison using established surrogate immune endpoints in the target population. For adults, PCV13 was approved based on the establishment of non-inferiority of OPA responses relative to PPSV23, on a strain-by-strain basis, where non-inferiority was defined as greater than or equal to 0.50 of the lower limit of the two-sided 95% confidence interval of the OPA geometric mean titer ratio. PCV20 was approved based on the same non-inferiority criterion but compared with PCV13 and PPSV23, while PCV15 was approved based on the same non-inferiority for the common serotypes, but a different non-inferiority criterion for the incremental strains compared to PCV13. PCV21 was approved based on the same non-inferiority criterion as PCV15, but compared to PCV20.

The VAX-31 Phase 1/2 clinical study was a randomized, observer-blind, active-controlled, dose-finding clinical study designed to evaluate the safety, tolerability and immunogenicity of VAX-31 at three dose levels (low, middle and high) and compared to PCV20 in 1,015 healthy adults aged 50 and older. In the low, middle and high doses, all serotypes were dosed at 1.1mcg, 2.2mcg and 3.3mcg, respectively, except serotypes 1, 5 and 22F, which were dosed at 1.65mcg, 3.3mcg, and 4.4mcg, respectively. The Phase 1 portion of the study evaluated the safety and tolerability of a single injection of VAX-31 at three dose levels and compared to PCV20 in 64 healthy adults 50 to 64 years of age. In January 2024, we announced that the first participants were dosed in the Phase 2 portion of the Phase 1/2 study of VAX-31 in healthy adults. The initiation of the Phase 2 portion occurred after an independent Data Monitoring Committee conducted an assessment of the Phase 1 safety and tolerability results and recommended that the study proceed as planned to Phase 2. Phase 1 participants were evaluated for immunogenicity, and the Phase 1 safety, tolerability and immunogenicity data was pooled with the participants in the Phase 2 portion of the study. The Phase 2 portion of the study evaluated the safety, tolerability and immunogenicity of a single injection of VAX-31 at the same three dose levels and compared to PCV20, in 951 healthy adults 50 years of age and older. Participants were randomized equally in four separate arms and, 30 days after dosing, serology samples were collected to assess immunogenicity. The immunogenicity objectives of the study included an assessment of the induction of antibody responses, using OPA and IgG at each of the three VAX-31 doses and compared to PCV20, for the 20 serotypes in common, as well as for the additional 11 serotypes contained in VAX-31, but not in PCV20. Participants in the study were evaluated for safety through six months after vaccination. The study was conducted at approximately 25 sites in the United States. In January 2024, we announced the completion of enrollment in the Phase 1/2 clinical study evaluating VAX-31 in healthy adults aged 50 and older.

Figure 12 is a schematic of the overall study design of our VAX-31 adult Phase 1/2 study:

Figure 12.

In September 2024, we announced positive topline results from the study.
Safety and Tolerability Findings:
As shown in Figure 13, based on the full six-month safety data, VAX-31 was observed to be well tolerated and demonstrated a safety profile at all doses studied through the full six-month evaluation period similar to PCV20. As shown in Figure 14 and Figure 15, frequently reported local and systemic reactions were generally mild-to-

moderate, resolving within several days of vaccination, with no meaningful differences observed across the cohorts. No serious adverse events were considered to be related to study vaccines.
Figure 13.

Figure 14.	Figure 15.

Immunogenicity Findings:
As shown in Figures 16 and 17, VAX-31 showed robust OPA immune responses for all 31 serotypes at all doses studied. At the middle and high doses, VAX-31 met or exceeded the regulatory immunogenicity criteria for all 31 serotypes and, at the low dose, for 29 of 31 serotypes.

As shown in Figure 16, at the middle and high doses, VAX-31 met or exceeded the OPA response non-inferiority criteria (lower bound of the 2-sided 95% confidence interval of the OPA GMR is greater than 0.5) for all 20 serotypes common with PCV20. At the VAX-31 high dose, average OPA immune responses were greater for 18 of 20 serotypes compared to PCV20 (GMR greater than 1.0), with seven of these serotypes achieving statistically higher immune responses compared to PCV20 (lower bound of the 2-sided 95% confidence interval of the OPA GMR is greater than 1.0). At the middle dose, 13 of 20 serotypes had a GMR greater than 1.0 and five serotypes achieved statistically higher immune responses compared to PCV20. At the low dose, 18 of 20 serotypes met the

OPA response non-inferiority criteria, 8 of 20 serotypes had a GMR greater than 1.0 and three serotypes achieved statistically higher immune responses.
Figure 16.
As shown in Figure 17, for all 11 incremental serotypes unique to VAX-31, and not in PCV20, all three doses met the superiority criteria (lower bound of the 2-sided 95% confidence interval of the difference in the proportions of participants with a ≥4-fold increase from day 1 to month 1 is greater than 10%, and lower bound of the 2-sided 95% confidence interval of the OPA GMR is greater than 2.0).
Figure 17.

Based on these positive results, we selected VAX-31 to advance to an adult Phase 3 program, and plan to select the dose prior to the initiation of such program. Following an FDA End-of-Phase 2 meeting, we plan to initiate a Phase 3 pivotal, non-inferiority study by mid-2025 and announce topline safety, tolerability and immunogenicity data in 2026. We plan to initiate the remaining Phase 3 studies in 2025 and 2026 and announce data from those studies in 2026 and 2027.

Contextual Information: VAX-24 Adult Indication
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
Figure 18 is a schematic of the overall study design of our Phase 1/2 study:

Figure 18.

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
Figure 19.

Local Solicited AEs Similar to PCV20 and Across Cohorts Through Day 7	Systemic Solicited AEs Similar to PCV20 and Across Cohorts Through Day 7

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

Figure 20.
Figure 21.
Regulatory Threshold for Superiority (LL95%CI > 10%)
Based on the results of this study, the FDA granted a BTD for VAX-24 in adults.
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
Figure 22 is a schematic of the overall study design of our Phase 2 study in adults aged 65 and older:

Figure 22.
On April 17, 2023, we announced positive results from this Phase 2 study of VAX-24 in adults aged 65 and older, as well as data from the full six-month safety assessment and prespecified pooled immunogenicity analyses from both the Phase 2 study in adults aged 65 and older and the prior Phase 1/2 study in adults aged 18-64.
In this Phase 2 study, VAX-24 demonstrated robust OPA immune responses across all 24 serotypes at all doses studied (1.1mcg, 2.2mcg, and 2.2mcg/4.4mcg), confirming the prior Phase 2 adult study results. The VAX-24 2.2mcg dose, which we had planned to advance to a potential Phase 3 program prior to our decision to advance exclusively VAX-31, showed an overall improvement in immune responses compared to PCV20 relative to the results from the prior Phase 2 study in adults aged 50-64. The six-month safety data from both adult studies showed safety and tolerability results for VAX-24 similar to PCV20 at all doses studied.
Figure 23.

Local Solicited AEs Similar to PCV20 and Across Cohorts Through Day 7	Systemic Solicited AEs Similar to PCV20 and Across Cohorts Through Day 7

Consistent with prior Phase 2 study, the 2.2mcg dose demonstrated higher OPA GMR for 16 out of the 20 shared serotypes. The 2.2mcg dose showed robust immune responses for all 24 serotypes.

Figure 24.
Figure 25.
Threshold for Superiority (LL95%CI > 10%)
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

Figure 26.
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
Figure 27.

	VAX-24 — Low Dose (1.1mcg)	VAX-24-Middle Dose (2.2mcg)	VAX-24 - Mixed Dose (2.2mcg/4.4mcg)	PCV20
Number of Subjects with	261	258	260	262
Unsolicited TEAE, n (%)	38 (14.6)	28 (10.9)	30 (11.5)	42 (16.0)
Related Unsolicited TEAE, n (%)	5 (1.9)	13 (5.0)	7 (2.7)	13 (5.0)
MAAE, n (%)	32 (12.2)	29 (11.2)	27 (10.4)	37(14.1)
Related MAAE, n (%)	0	0	1 (0.4)	0
NOCI, n (%)	4 (1.5)	4 (1.6)	7 (2.7)	5 (1.9)
Related NOCI, n (%)	0	0	0	0
SAE, n (%)	3 (1.1)	4 (1.6)	2 (0.77)	4 (1.5)
Related SAE, n (%)	0	0	0	0
Death, n (%)	0	1 (0.39)[1]	0	0
Related Death, n (%)	0	0	0	0
(1) 66-year-old white, obese male (BMl: 47.4) with hypertension. No solicited AEs were reported after vaccination. Participant suffered sudden cardiac death six months post-vaccination determined by Principal Investigator to be not related to study product due to participant's history of hypertensive cardiovascular disease.
TEAE = Treatment emergent adverse events
Excludes Solicited AEs
Clinical Programs: Infant Indication
We expect the clinical development of VAX-24 and VAX-31 in infants to follow the same approach utilized for PCV13, PCV15 and PCV20, where vaccine effectiveness against IPD was inferred from immunologic correlates. VAX-24 and VAX-31 approvals in the pediatric population are expected to be based on non-inferiority comparisons of IgG responses, whereas in the adult population approvals have been based on non-inferiority comparisons of OPA responses. Consistent with the approval processes for PCV13, PCV15 and PCV20 in infants, we do not anticipate that clinical field efficacy trials will be required for VAX-24 or VAX-31 in the pediatric population.

Our Phase 3 and commercial strategy for VAX-24 and/or VAX-31 for the infant indication will depend on several factors, including the results from and timing of our ongoing Phase 2 studies for each program. If our Phase 2 trials are completed successfully, we expect our Phase 3 program(s) in the pediatric population to focus on evaluating non-inferiority to PCV20 for immunogenicity and seroconversion or antibody concentration threshold; assessing U.S. routine vaccination responses following concomitant administration with our vaccine candidate; and generating a sufficient safety database in infants. The Phase 3 non-inferiority results would then be used to seek approval in the pediatric population. This approach is similar to the approach utilized to develop PCV13, where the immunogenicity of PCV13 was compared to the original 7-valent Prevnar product, which was the standard-of-care at the time, as well as the approaches for PCV15 and PCV20, which were compared to PCV13.
VAX-24

The VAX-24 Phase 2 infant study is a randomized, observer-blind, dose-finding two-stage clinical study evaluating the safety, tolerability and immunogenicity of VAX-24 at three dose levels, 1.1mcg, 2.2mcg, and 2.2mcg/ 4.4mcg, and compared to PCV15 and PCV20 in healthy infants. The Stage 1 portion of the study evaluated the safety and tolerability of a single injection of VAX-24 at three dose levels compared to PCV15 in 48 infants in a dose-escalation approach. The Stage 2 portion is evaluating the safety, tolerability and immunogenicity of VAX-24 at three dose levels and compared to PCV20 in 754 healthy infants. In line with recommendations from the ACIP, the study design includes a primary immunization series consisting of three doses given at two months, four months and six months of age, followed by a subsequent booster dose at 12-15 months of age. The key prespecified immunogenicity study endpoints include an assessment of immune responses for all three VAX-24 doses and compared to PCV20 on the shared serotypes measured at 30 days post-dose three (“PD3”) and post-dose four (“PD4”). Immune responses will be assessed based on anti-pneumococcal polysaccharide serotype-specific IgG responses (proportion of participants achieving the accepted IgG threshold value of ≥0.35mcg/ml) at 30 days PD3 and IgG geometric mean titer ratios at 30 days PD4. All participants in the study will be evaluated for safety through six months following the booster dose.
Figure 28 is a schematic of the overall study design of our VAX-24 infant Phase 2 study:
Figure 28.
We expect to announce topline safety, tolerability and immunogenicity data from the primary three-dose immunization series of the Phase 2 study, which is fully enrolled with 802 healthy infants, by the end of the first quarter 2025, followed by topline data from the booster dose by the end of 2025.
VAX-31
The VAX-31 Phase 2 infant study is a randomized, double-blind, active controlled, dose-finding, two-stage clinical study evaluating the safety, tolerability and immunogenicity of VAX-31 compared to PCV20 in healthy infants. Stage 1 of the study evaluated the safety and tolerability of VAX-31 at three dose levels (low, middle and high) and compared to PCV20 in 48 infants in a dose-escalation approach. In the low, middle and high doses, all serotypes were dosed at 1.1mcg, 2.2mcg and 3.3mcg, respectively, except serotypes 1, 5 and 22F, which were dosed at 1.65mcg, 3.3mcg, and 4.4mcg, respectively. Participants who received VAX-31 in Stage 1 will continue the standard dosing regimen as part of Stage 2 and will be included in the safety, tolerability and immunogenicity analysis of the study. Stage 2 of the study is evaluating the safety, tolerability and immunogenicity of VAX-31 at the same three dose levels and compared to PCV20 in approximately 750 healthy infants. In line with recommendations from the ACIP, and consistent with our approach for the VAX-24 infant program, the study design includes a primary immunization series consisting of three doses given at two months, four months and six months of age, followed by a subsequent booster dose at 12-15 months of age. The key prespecified immunogenicity study endpoints include an assessment of immune responses for each of the VAX-31 dose levels in comparison with PCV20 for the 20 common and 11 unique serotypes in VAX-31. Post-primary series PD3 immune responses will be assessed based on serotype-specific IgG seroconversion rates (proportion of participants achieving the accepted IgG threshold value of ≥0.35mcg/mL) at 30 days PD3. IgG geometric mean titers will be assessed at 30 days PD3 and PD4, along with other key immunogenicity endpoints. All participants in the study will be evaluated for safety through six months following the booster dose.
Figure 29 is a schematic of the overall study design of our VAX-31 infant Phase 2 study:
Figure 29

We expect to announce topline data from the primary three-dose immunization series of the study in mid-2026, followed by topline data from the booster dose approximately nine months later.
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
Group A Strep Disease Background and Market Opportunity

Streptococcus pyogenes (S. pyogenes or Group A Strep) bacteria cause a wide spectrum of both acute and chronic clinical conditions that lead to considerable disease burden globally. Group A Strep causes an estimated 800 million cases of illness each year and is one of the leading infectious disease-related causes of death and disability worldwide. It is estimated that over 600,000 deaths globally result from Group A Strep, and, even in countries where antibiotic treatment is readily available, Group A Strep has a considerable disease burden contributing more than 600 million cases of pharyngitis per year along with substantial morbidity from cellulitis, invasive disease, and skin infections. The total annual market for a Group A Strep vaccine is estimated at approximately $3 billion to $4 billion globally. The annual economic burden of Group A Strep disease in the U.S. population is estimated to exceed $6 billion resulting from invasive disease and non-severe acute upper respiratory infections. In addition, Group A Strep drives significant antibiotic use, especially among children, and as such contributes towards increased antimicrobial resistance. Among older adults (≥ 65 years) in the United States, rates of invasive disease and deaths caused by Group A Strep have more than doubled over the last decade. Some of the most serious consequences of Group A Strep include invasive diseases such as flesh-eating disease (necrotizing fasciitis), sepsis and sequelae such as rheumatic heart disease ("RHD"). Approximately 40 million people are currently affected by RHD worldwide. Importantly, the majority of Group A Strep infections lead to pharyngitis, commonly known as strep throat, which is highly prevalent in school-age children. In the United States, an estimated 17% of outpatient antibiotic prescriptions dispensed to children aged 3 to 9 years are for the treatment of suspected Group A Strep infections. Studies have indicated that antibiotic resistance to Group A Strep has significantly increased over the past decade, leading the CDC to categorize Group A Strep as a concerning threat. Additionally, the development of vaccines against Group A Strep has become a priority for the WHO amid recognition of the rising disease incidence globally, as well as the need to combat avoidable antibiotic consumption.

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
Our initial preclinical proof-of-concept study was published in the journal Infectious Microbes & Diseases in December 2020. In the study, a novel protein and polysaccharide conjugate of the Group A Strep polysaccharide was constructed for inclusion in a universal subunit vaccine against infections by the pathogen. The VAX-A1 vaccine candidate, based on SpyAD-conjugated to a modified polyrhamnose backbone (lacking N-acetyl glucosamine) and including SLO and C5a peptidase, demonstrated protection from subcutaneous and systemic challenge in mice, antibody binding and opsonophagocytic killing for multiple Group A Strep M Protein Gene types and no evidence of cross-reactivity to human heart and brain tissue antigens (Figure 30), which is a key leading indicator of vaccine safety. The study was carried out in collaboration with researchers at the Division of Host-Microbe Systems and Therapeutics, Department of Pediatrics, University of California School of Medicine and the Skaggs School of Pharmacy and Pharmaceutical Sciences at the University of California, San Diego.
Figure 30.
Our VAX-A1 vaccine development program has been funded in part by a grant obtained from Combating Antibiotic Resistant Bacteria Biopharmaceutical Accelerator (“CARB-X”), a global non-profit partnership dedicated to accelerating antibacterial innovation to tackle the rising global threat of drug-resistant bacteria. The CARB-X grant provided funding of up to $11.7 million upon the achievement of VAX-A1 development milestones through June 2024. As of the second quarter of 2024, all of these milestones had been successfully achieved, and no further amounts will be funded under this CARB-X grant.
We nominated the final vaccine candidate for our VAX-A1 program and initiated IND-enabling activities in 2021. We continue to advance the development of VAX-A1 and we intend to provide further information about the anticipated timing of an IND application as the program progresses. Upon completion of the preclinical development program and IND-enabling activities for VAX-A1, we intend to conduct a multi-center, randomized, placebo-controlled Phase 1 study in adults. The primary objectives of the initial clinical trial will be to evaluate safety and tolerability. Secondary exploratory endpoints will be to measure IgG immune response to the vaccine antigens and to evaluate the ability of the antibodies produced in response to vaccination to inhibit and prevent infections caused by Group A Strep.
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
Periodontitis Disease Background and Market Opportunity
Periodontal disease is a highly complex, chronic oral inflammatory disease that leads to the destruction of the soft and hard tissues supporting the teeth. The subgingival niche (below the gum margin of teeth) is populated by a diverse polymicrobial plaque. It is increasingly understood that the shift from periodontal health to disease is associated with changes in the microbial composition of the subgingival plaque, including activities of bacteria such as Porphyromonas gingivalis ("P. gingivalis"). The development of precise approaches to control this keystone pathogen, such as a vaccine, could then positively impact the periodontal disease burden.
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
Periodontitis is a highly prevalent disease impacting an estimated 40% of U.S. adults above the age of 30, and with similar rates globally. Periodontal disease caused an estimated loss of approximately $330 billion in the United States and Europe in 2018, with the direct costs alone exceeding $6 billion. The indirect costs are multiples of the direct costs as a result of high rates of edentulism (loss of teeth) and increased risk of many other diseases mentioned above.
VAX-PG
We are developing a novel protein vaccine candidate, VAX-PG, targeting P. gingivalis that incorporates protein antigens that we believe are uniquely enabled with our technology. Our initial goal is to develop a therapeutic vaccine to slow or stop disease progression; however, the results from clinical trials may inform the potential adoption of prophylactic immunization.
VAX-PG, which includes cell-free produced P. gingivalis virulence factors, including gingipains, were tested in a preclinical model that mimics periodontal disease. The results, which we believe generally demonstrate preclinical proof of concept for a periodontitis protein vaccine, were published in the Journal of Clinical Periodontology in February 2019. The vaccine elicited protein-specific IgG response following immunization and protected mice from P. gingivalis-elicited oral bone loss. Shown in Figure 31 is the objective bone loss of VAX-PG with alum, Monophospholipid A, or no adjuvant. Immunization with all formulations of VAX-PG provided significant protection against oral bone loss compared to the no vaccine oral challenged control group (p<0.01, ANOVA with Dunns multiple comparisons).

Figure 31.
ABC = alveolar bone crest
CEJ = cement-enamel junction
Shown below in Figure 32 are pictures of representative mouse jaws from the experiment. As can be seen, the vaccinated mice had considerably less bone loss than the unvaccinated and challenged control animals.
Figure 32.
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

VAX-GI
VAX-GI is a novel preclinical vaccine candidate being developed as a preventative treatment for dysentery and shigellosis, which is caused by Shigella bacteria. Shigella is a bacterial illness that causes dysentery with symptoms, including bloody diarrhea, fever, and stomach cramps. Currently there are no prophylactics and treatment is primarily oral rehydration therapy, with antibiotics (mainly ciprofloxacin and azithromycin) used to shorten the duration of infection. However, the growing incidence of antibiotic resistance has complicated this approach with an increasing rate of extensively drug resistant. Shigella is estimated to cause 80 million to 165 million cases of disease and 600,000 deaths annually, mostly among children. Further, in young children Shigella can cause malnutrition and induce or exacerbate stunting, leading to a long-term impact on both physical and cognitive development. This has resulted in the WHO including Shigella vaccine development as a priority goal.
VAX-GI, which includes cell-free produced IpaB conjugated to Shigella flexneri 2a polysaccharide was used to vaccinate mice which were evaluated for generation of a productive immune response and protection. All groups were challenged i.n. (pulmonary infection model) with virulent S. flexneri 2a 2457T or S. sonnei Moseley on day 57 postvaccination. Immunization with S. flexneri 2a OPS-IpaB conjugate vaccine afforded 78% protection against homologous S. flexneri 2a challenge (P < 0.0001) whereas S. flexneri 2a OPS-CRM provided only 50% protection (P = 0.0014) (Figure 33A). IpaB alone conferred 67% protection against S. flexneri 2a (P = 0.0003) (Figure 33A). The trend of higher protective efficacy of OPS-IpaB than of OPS-CRM or IpaB alone suggests that both OPS and IpaB contribute to the observed protective immunity. IpaB- and OPS-specific IgG titers in mice that were protected were significantly higher than titers in those that succumbed to infection (Figure 33C). Importantly, S. flexneri 2a OPS-IpaB exhibited 56% protection against heterologous S. sonnei challenge (P < 0.0001) (Figure 33B). Because Shigella O-polysaccharide immunity is serotype specific, this cross protection is attributable to IpaB. This is consistent with the lack of protection in the OPS-CRM group (11% survival). IpaB alone afforded 44% protection against S. sonnei (P = 0.0003) (Figure 33B), which was not significantly different from the protection elicited by S. flexneri 2a OPS-IpaB. IpaB-specific serum IgG was again significantly higher in mice that were protected against S. sonnei infection (Figure 33D). S. flexneri 2a and S. sonnei IpaBs share >98% homology; therefore, cross protection was expected. The slight difference in IpaB efficacy in the two experiments is likely due to the higher severity of S. sonnei infection (mice succumbed sooner). Unvaccinated control mice had very low to no survival. We plan to pursue conjugate and protein-only approaches simultaneously, as shown in Figure 34, and we are currently optimizing process for scale-up and production.

Figure 33.
Figure 34.

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

Manufacturing and Supply
We have designed and developed a proprietary, scalable and portable manufacturing process for VAX-31 and VAX-24 that we believe can scale to address clinical and commercial vaccine supply needed to serve both adult and pediatric populations.
VAX-31 and VAX-24 Process
The manufacturing process for our VAX-31 and VAX-24 vaccine candidates consists of four key components: (i) our proprietary eCRM protein carrier; (ii) the 31 or 24 pneumococcal polysaccharides; (iii) the 31 or 24 conjugate drug substances; and (iv) the mixture of these 31 or 24 drug substances into the final drug product.
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
Pneumococcal Polysaccharides
Each of the 31 or 24 pneumococcal polysaccharides is individually isolated from Streptococcus pneumoniae bacterial strains. Each individual Streptococcus pneumoniae strain is cultured in a bioreactor using an improved single standardized fed-batch bioreactor process and a single standardized downstream purification process. Overall, this standardized upstream and downstream process is simple and streamlined, thereby reducing manufacturing cost of goods and providing an efficient path of progression for the program from process characterization and validation through to commercialization, if our vaccine candidates are approved.
Conjugate Drug Substances
Each of the 31 or 24 conjugate drug substances is manufactured individually, as monovalent conjugates, by conjugating each of the 31 or 24 activated pneumococcal polysaccharide strains, one at a time, to the eCRM carrier protein.
Click chemistry provides for a conjugation reaction that is quick, consistent and high-yielding, and which we optimized to be largely standardized across the various polysaccharides. Through statistical design of experiment studies, we have gained a significant understanding of which variables to adjust to maximize product quality and, accordingly, immunogenicity in rabbit models.
Drug Product
All 31 or 24 conjugate drug substances are mixed, formulated with appropriate excipients and adsorbed onto alum. Clinical doses are filled in vials and stored refrigerated.
Key Agreements
We currently do not own or operate any manufacturing facilities, but our strategic partnerships with Lonza and other contract manufacturing organizations (“CMOs”) provide us with access to substantial resources to facilitate an independent supply path to the market. We have entered into agreements with Lonza, a leading global contract manufacturer with deep domain expertise and experience in large and small-scale production of clinical, as well as commercial-stage products, to secure capacity, technical expertise and resources to support the production of eCRM, polysaccharides and drug substance for our VAX-31 and VAX-24 Phase 3 programs. We have also entered into a new commercial manufacturing agreement with Lonza to support the potential global commercialization of VAX-31 and VAX-24 in both the adult and pediatric populations. This agreement complements our plans to utilize existing Lonza infrastructure to advance clinical development and the anticipated initial U.S. launch of VAX-31 for the adult population. We have relationships with other leading CMOs for the production of the final drug product for VAX-31 and VAX-24, for the extract and lysates that we use to manufacture eCRM and for certain raw materials. We have an agreement with Sutro Biopharma pursuant to which Sutro Biopharma supplies us with extract and custom reagents for use in manufacturing preclinical and certain clinical supply of vaccine compositions. In December 2019, we exercised our right to require Sutro Biopharma to establish a second supplier for extract and custom reagents to support future clinical and commercial needs and thereafter initiated a tech transfer to a CMO as a second supplier of extract. In December 2022, we entered into a separate agreement with Sutro Biopharma pursuant to which we enhanced our rights with the second supplier of extract and acquired an option to access expanded rights to develop and manufacture extract, among other rights. In November 2023, we exercised this option and entered in a manufacturing rights agreement to obtain control over manufacturing and development of cell-free extract for our vaccine candidates.
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

Commercial Manufacturing and Supply Agreement
On October 13, 2023, we entered into a pre-commercial services and commercial manufacturing supply agreement with Lonza (the “Commercial Manufacturing and Supply Agreement”).
Pursuant to the Commercial Manufacturing and Supply Agreement, Lonza will (i) construct and build out a dedicated suite (the “Suite”) at Lonza’s facilities in Visp, Switzerland to manufacture certain key components (including drug substance) for our proprietary PCV franchise and any other products or intermediates we may choose (collectively, the “Products”) and (ii) maintain and operate the Suite (utilizing Lonza’s employees) to manufacture the Products as a service provided to us, including conducting related quality control and quality assurance operations. Lonza will be a preferred, non-exclusive, supplier of the Products to us, and we retain the right to procure the Products from one or more alternate and/or backup manufacturers of the Products (including at our own facilities).
Under the Commercial Manufacturing and Supply Agreement, prior to completion of construction and certification of the Suite for commercial operation, we will contribute to the capital expenditure costs to construct the Suite (and will own certain equipment in the Suite to be purchased or otherwise acquired by us), and will pay Lonza a fixed-rate monthly service fee for Lonza’s pre-commercial services prior to commencement of commercial operations (which monthly service fee amount is subject to increases in subsequent years). Following commencement of commercial operations of the Suite to manufacture the Products, we will pay Lonza (i) Suite fees based on allocations of certain of Lonza’s costs to maintain the facility in which the Suite is located and to provide shared services to us and Lonza’s other customers in such facility, (ii) service fees based upon Lonza’s actual full-time equivalent employee (“FTE”) costs to operate the Suite to manufacture the Products, and (iii) certain other pass-through costs, including for raw materials. In addition, we may be obligated to pay or reimburse Lonza for certain other fees and expenses under the Commercial Manufacturing and Supply Agreement. Lonza will be eligible for certain financial bonuses, and subject to certain financial penalties, as incentives for the timely completion of certain scale-up activities, receipt of certain regulatory approvals for the Suite and manufacture of the Products in accordance with our commercial requirements.
Unless earlier terminated, the Commercial Manufacturing and Supply Agreement will remain in effect until December 31, 2038, subject to automatic renewal for up to three additional renewal periods of five years each, unless we elect not to renew (with 24 months advanced notice to Lonza). We are permitted to terminate the Commercial Manufacturing and Supply Agreement for convenience or for Lonza’s uncured material breach, in each case subject to certain notice obligations. Lonza is permitted to terminate the Commercial Manufacturing and Supply Agreement in the event that we commit certain specified material breaches, including uncured failure to pay material, undisputed amounts of money due to Lonza, subject to certain notice obligations. Either party may terminate the Commercial Manufacturing and Supply Agreement in certain circumstances in the event of the other party’s bankruptcy. In the event that we terminate the agreement for convenience, or Lonza terminates the agreement in the event that we commit certain specified material breaches, then certain termination consequences may be triggered, including that (i) we would forfeit any outstanding entitlement to credit from Lonza of the Repurposing Fee (as defined below), and (ii) we would be obligated to pay Lonza a termination penalty equal to the greater of (a) CHF 70,000,000, or (b) a prespecified number of months’ FTE fees for the actual FTEs assigned to us as of the date of termination. Within 30 days of the Effective Date, we paid Lonza a repurposing fee (the “Repurposing Fee”) of CHF 27,000,000 that will be credited back to us over a 10-year period starting upon commencement of commercial production. In the event of termination under certain circumstances, Lonza shall be obligated to provide certain wind-down and transition services to us for up to 12 and 24 months, respectively.
Sutro Biopharma Agreements
Amended and Restated License Agreement with Sutro Biopharma
We are party to an amended and restated license agreement with Sutro Biopharma, dated October 12, 2015, which was subsequently amended on May 9, 2018, May 29, 2018, September 28, 2023 and November 21, 2023 (as amended, the “Sutro Biopharma License Agreement”). Under the Sutro Biopharma License Agreement, we received an exclusive, worldwide, royalty-bearing, sublicensable license under Sutro Biopharma’s patents and know-how relating to cell-free expression of proteins to (i) research, develop, use, sell, offer for sale, export, import and otherwise exploit specified vaccine compositions, such rights being sublicensable, for the treatment or prophylaxis of infectious diseases, excluding cancer vaccines, and (ii) manufacture, or have manufactured by an approved contract manufacturing organization, such vaccine compositions from extracts supplied by Sutro Biopharma pursuant to the Sutro Biopharma Supply Agreement (as described below). We are obligated to use commercially reasonable efforts to develop, obtain regulatory approval for and commercialize the vaccine compositions. In consideration of the rights granted under the Sutro Biopharma License Agreement, we are obligated to pay Sutro Biopharma a 4% royalty on worldwide aggregate annual net sales of our vaccine products for human health and a 2% royalty on such net sales of vaccine products for animal health. Such royalty rates are subject to specified reductions, including standard reductions for third-party payments and for expiration of relevant patent claims. We are also obligated to pay Sutro Biopharma any royalties due to Stanford University (the upstream licensor of Sutro Biopharma), to the extent the royalties payable by Sutro Biopharma to Stanford University are greater than the royalties payable by us to Sutro Biopharma. Royalties are payable on a vaccine composition-by-vaccine composition and country-by-country basis until the later of expiration of the last valid claim in the licensed patents covering such vaccine composition in such country and 10 years after the first commercial sale of such vaccine composition. The latest expiration date of a licensed Sutro Biopharma patent application, if issued, would be 2036, subject to any adjustment or extension of patent term that may be available in a particular country. In addition, we are obligated to pay Sutro Biopharma a percentage of net sublicensing revenue received in the low teen percentages. In addition, in the event we sublicense our non-manufacturing rights under the Sutro Biopharma License Agreement before a specified date, we are obligated to pay Sutro Biopharma a percentage, in the low double-digits, of the sublicensing revenue we receive under such agreement.
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
As consideration for the Option and other rights and authorizations granted to us under the Option Agreement, we paid Sutro Biopharma upfront consideration of $22.5 million, consisting of (i) $10.0 million in cash and $7.5 million worth of shares of our common stock (the number of shares calculated based on the arithmetic average of the daily volume weighted average price of our common stock as traded on Nasdaq in the three consecutive trading days immediately prior to the issuance thereof) in December 2022, and (ii) $5.0 million on October 2, 2023 within five business days after we and Sutro

Biopharma mutually agree in writing upon the Form Definitive Agreement on September 28, 2023. The 167,780 shares of common stock issued was recorded at fair value of $8.0 million on the date of settlement, December 22, 2022.
On November 21, 2023 (the “Option Exercise Date”), we exercised the Option by submitting written notice thereof to Sutro Biopharma and concurrently paid Sutro Biopharma $50.0 million in cash as the first of two installment payments for the Option exercise price, followed by the second and final installment of $25.0 million in cash on May 13, 2024. Upon the occurrence of certain regulatory milestones, certain additional milestone payments may total up to $60.0 million in cash. In the event that we undergo a change of control, certain rights and payments may be accelerated.
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
Upon execution of the UCSD License, we made an upfront payment of $10,000, and each year during the term we are obligated to pay an annual license maintenance fee in the single digit thousands. We are also obligated to pay UCSD up to approximately $1 million in development and regulatory milestone payments for each licensed product under the agreement. Additionally, we are obligated to pay UCSD a fixed royalty on net sales of licensed products in the low single digits. Such royalty rate is subject to standard reductions for third-party payments. Royalties are payable until expiration of the last licensed patent. Additionally, in the event we sublicense commercial rights under the UCSD License, we are obligated to pay UCSD a percentage of all sublicensing revenue received, excluding any earned royalties or reimbursements of research and development expenses, of 20% up to a maximum of $2.5 million.
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
Within the current pneumococcal vaccine market, Pfizer, Merck and GSK have comprised the significant majority of market share and sales, with Pfizer’s PCV13 and PCV20, Merck’s PPSV23, PCV15 and PCV21 and GSK’s Synflorix totaling a combined $7.8 billion in global pneumococcal vaccine sales in 2024 (approximately 82%, 14% and 4%, of such sales for these three products, respectively).

Existing vaccine makers, as well as new entrants, are competing to develop the next generation of pneumococcal vaccines. PCV20 was granted regulatory approval and launched in the U.S. in 2021 for the prevention of IPD and pneumonia in adults, and in 2023, the FDA approved PCV20 for use in infants for the prevention of IPD, and for the prevention of otitis media caused by Streptococcus pneumoniae serotypes 4, 6B, 9V, 14, 18C, 19F, and 23F. PCV15 was granted regulatory approval and launched in the U.S. in 2021 for the prevention of IPD in adults, and in 2022, the FDA approved PCV15 for use in infants for the prevention of IPD. PCV21 was granted regulatory approval and launched in the U.S. in 2024 for the prevention of IPD and pneumonia (serotypes 3, 6A, 7F, 8, 9N, 10A, 11A, 12F, 15A, 15C, 16F, 17F, 19A, 20A, 22F, 23A, 23B, 24F, 31, 33F, and 35B) in adults. The indications for the prevention of pneumonia for both PCV20 and PCV21 are approved under accelerated approvals based on immune responses as measured by OPA.
The current standard-of-care in adults consists of the administration of either PCV20 or PCV21 alone or PCV15 followed by the administration of PPSV23. In infants, the current standard-of-care consists of the administration of either PCV20 or PCV15 alone.

Pfizer announced in October 2024 that it is developing a 25-valent PCV candidate that is currently in adult and pediatric Phase 2 clinical trials, and that it is working on a 30-plus valent PCV candidate that is in preclinical development.

Sanofi and SK Chemicals have partnered to develop a 21-valent PCV and, in June 2023, announced positive results from their Phase 2 clinical trials in infants. In December 2024, Sanofi and SK Chemicals announced the initiation of a global pediatric Phase 3 clinical study of their 21-valent PCV candidate, as well as an expanded agreement to develop, license and commercialize "next-generation" PCVs for both pediatric and adult populations. GSK, which previously acquired Affinivax, is developing a 24-valent affinity-bound pneumococcal vaccine for infants, which is currently in a pediatric Phase 2 clinical trial with data anticipated in 2026 or later. In October 2024, GSK announced they ceased the development of their 24-valent program in adults in favor of a preclinical 30-plus valent candidate. The biotechnology company Inventprise is developing a 25-valent PCV (“PCV25”) that is currently in a Phase 1/2 clinical study in young adults being conducted in Canada. In January 2024, Inventprise announced that it completed dosing in its Phase 2 study of PCV25 in adults aged 18-49 years old, and that pending the results from that study, it anticipates initiating a Phase 2 study in infants in midyear 2024 and a Phase 2 study in older adults in the second half of 2024.

We believe success will ultimately be based on the combination of several factors, including the broadest coverage of serotypes, disease coverage, immunogenicity, boostability, safety and tolerability. Convenience and pricing may also be factors. Other vaccines in development may obtain FDA approval and commercially launch before VAX-31 or VAX-24. However, if approved, we believe, based on our clinical results to-date and our unique site-specific conjugation and carrier-sparing technology, that our PCV candidates may potentially replace the current standard-of-care vaccines for IPD prevention in both the adult population, in the case of VAX-31, and pediatric population, in the case of VAX-24 and/or VAX-31.
The competitive landscape for vaccine development for Group A Strep was dormant for more than three decades. However, the FDA lifted a 30-year ban on Group A Strep vaccine clinical trials in 2005, and research has slowly started to resurface, mostly in academic institutions. However, we are not aware of other Group A Strep vaccines in clinical development that would cover all strains of the bacteria. The GSK Vaccines Institute for Global Health is currently working on a preclinical vaccine candidate. We are not aware of any other vaccines under clinical development to treat periodontitis. We believe the success of our vaccine candidates in these areas will be based on potential efficacy, safety, tolerability, convenience and pricing. We are aware of some companies developing treatments for other diseases that target the same underlying pathogens that cause Group A Strep, periodontitis and Shigella.
Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize vaccines that are safer, more effective, more convenient, less expensive or with a more favorable label than VAX-31, VAX-24 or any other vaccine we may develop. Many of the companies against which we compete have significantly greater financial resources, and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved drugs than we do.
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

Our patent portfolio as of February 25, 2025 contains five issued U.S. patents and multiple issued international patents, multiple pending patent applications in the United States and internationally, and multiple pending patent cooperation treaty applications that are owned by us, as well as certain foreign counterparts of a subset of these patent applications in foreign countries, including Australia, Brazil, Canada, China, India, Israel, Japan, South Korea, Taiwan, Mexico, New Zealand, the Philippines, Singapore, South Africa and countries within the European Patent Convention and the Eurasian Patent Organization. For our pneumococcal vaccines, these patent applications are directed to vaccine formulations, protein-antigen conjugates, methods of making protein-antigen conjugates and other processes related to vaccine production, and the promotion of immunogenicity using the protein-antigen conjugates and vaccines. For our Group A Strep vaccine, these patent applications are directed to vaccine formulations, protein-antigen conjugates, vaccines and components thereof, as well as processes for their manufacture. For our periodontitis vaccine, the patents and applications relate to vaccine formulations, protein antigens, and methods of using the vaccine. If issued, the 20-year term expiration dates of our patents will expire between 2037 and 2043, not including any extension of the patent term that may be available in certain jurisdictions. We continue to seek to maximize the scope of our patent protection for all our programs.
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
Coverage and Reimbursement
Sales of our products in the United States will depend, in part, on the extent to which the costs of the products are covered by third-party payors, such as government health programs, commercial insurance and managed health care organizations. The process for determining whether a third-party payor will provide coverage for a pharmaceutical or biological product is typically separate from the process for setting the price of such a product or for establishing the reimbursement rate that the payor will pay for the product once coverage is approved. As a result, a third-party payor’s decision to provide coverage for a pharmaceutical or biological product does not imply that the reimbursement rate will be adequate. Certain Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “ACA”) marketplace and other private payor plans are required to include coverage for certain preventative services, including vaccinations recommended by the ACIP without cost share obligations (i.e., co-payments, deductibles or co-insurance) for plan members. Children through 18 years of age without health insurance coverage for vaccines may be eligible to receive such vaccinations free-of-charge through the CDC’s Vaccines for Children program (“VFC”). For Medicare beneficiaries, vaccines may be covered under either the Part B program or Part D depending on several criteria, including the type of vaccine and the beneficiary’s coverage eligibility. If our vaccine candidates, once approved, are covered only under the Part D program, physicians may be less willing to use our products because of the claims adjudication costs and time related to the claims adjudication process and collection of co-payments associated with the Part D program.
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
Government Regulation
Government authorities in the United States, at the federal, state and local level, and other countries extensively regulate, among other things, the research, development, testing, safety, effectiveness, manufacture, quality control, approval, post-approval monitoring and reporting, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, marketing and export and import of products such as those we are developing. A new biological product must be licensed by the FDA through a BLA, before it may be legally marketed in the United States.
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
The steps required before a biologic may be approved for marketing of an indication in the United States generally include:
•completion of preclinical laboratory tests, animal studies, formulation studies conducted in accordance with good laboratory practices and other applicable regulations;
•submission to the FDA of an IND application, which must be active before human clinical trial commencement;
•approval by an institutional review board (“IRB”) or ethics committee at each clinical site before a clinical trial is commenced;
•completion of adequate and well-controlled human clinical trials in accordance with good clinical practice (“GCP”) requirements to establish that the biological product is “safe, pure and potent,” which is analogous to the safety and efficacy approval standard for a chemical drug product for its intended use;
•preparation and submission to the FDA of a BLA for marketing approval that includes substantive evidence of safety, purity and potency from results of nonclinical testing and clinical trials;
•a determination by the FDA within 60 days of its receipt of a BLA to file the application for review;
•satisfactory completion of an FDA pre-approval inspection of the manufacturing facility or facilities at which the product is produced to assess compliance with applicable current good manufacturing practices (“cGMP”) to assure that the facilities, methods and controls are adequate to preserve the products identify, strength, quality and purity;
•potential FDA audit of the nonclinical and clinical trial sites that generated the data in support of the BLA; and
•FDA review of the BLA and issuance of a biologics license, which is the approval necessary to market a vaccine.
Before conducting studies in humans, laboratory evaluation of product chemistry, toxicity and formulation, as well as animal studies to assess the potential safety and efficacy of the biologic candidate, must be conducted. Preclinical toxicology studies in animals must be conducted in compliance with FDA regulations.

The results of the preclinical tests, together with manufacturing information, known as CMC, and analytical data, are submitted to the FDA as part of an IND application. Some preclinical testing may continue even after the IND application is submitted. In addition to including the results of the preclinical testing, the IND application will also include a protocol detailing, among other things, the objectives of the clinical trial, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated if the first phase or phases of the clinical trial lend themselves to an efficacy determination. The IND application will automatically become effective 30 days after receipt by the FDA unless the FDA within the 30-day time period places the IND application on clinical hold because of safety concerns about the vaccine candidate or the conduct of the trial described in the clinical protocol included in the IND application. The IND application sponsor and the FDA must resolve any outstanding concerns before clinical trials can begin. Submission of an IND application therefore may or may not result in FDA authorization to begin a clinical trial. The FDA may also put the clinical trial on hold at any time after it commences if there are safety or effectiveness concerns with the drug or biological product being studied.
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
•Phase 1: Clinical trials may be conducted in a limited number of patients or healthy volunteers, as appropriate. The vaccine candidate is initially tested for safety and immunogenicity.
•Phase 2: The vaccine candidate is evaluated in a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance, optimal dosage and dosing schedule.
•Phase 3: Clinical trials are undertaken to further evaluate dosage, clinical efficacy, potency and safety in an expanded patient population at geographically dispersed clinical trial sites. These clinical trials are intended to establish the overall risk/benefit ratio of the product and provide an adequate basis for product labeling.
In some cases, the FDA may require, or companies may voluntarily pursue, additional clinical trials after a product is approved to gain more information about the product. Completion of these so-called Phase 4 studies as post-marketing requirements may also be made a condition to approval of the BLA. These post-market clinical trials are used to gain additional experience from the treatment of patients in the intended therapeutic indication, particularly for long-term safety follow-up.
During all phases of clinical development, regulatory agencies require extensive monitoring and auditing of all clinical activities, clinical data and clinical trial investigators. Annual progress reports detailing the results of the clinical trials must be submitted to the FDA. Written IND application safety reports must be promptly submitted to the FDA and the investigators for serious and unexpected adverse events, any findings from other studies, tests in laboratory animals or in vitro testing that suggest a significant risk for human subjects or any clinically relevant increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. The sponsor must submit an IND application safety report within 15 calendar days after the sponsor determines that the information qualifies for reporting. The sponsor also must notify the FDA of any unexpected fatal or life-threatening suspected adverse reaction within seven calendar days after the sponsor’s initial receipt of the information. Phase 1, Phase 2 and Phase 3 clinical trials may not be completed successfully within any specified period, if at all. The FDA or the sponsor or its DSMB may place a clinical trial on hold at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the biological product has been associated with unexpected serious harm to patients.
Assuming successful completion of all required testing in accordance with applicable regulatory requirements, the results of the preclinical studies and clinical trials, together with other detailed information, including information on the manufacture and composition of the vaccine candidate, are submitted to the FDA as part of a BLA requesting approval to market the vaccine candidate for a proposed indication or indications. The BLA must include all relevant data available from preclinical and clinical trials, including negative or ambiguous results as well as positive findings, together with detailed information relating to the product’s CMC and proposed labeling, among other things. Under the Prescription Drug User Fee Act, the fees payable to the FDA for reviewing a BLA, as well as annual program user fees for approved products, can be substantial but are subject to certain limited deferrals, waivers and reductions that may be available. Additionally, no user fees are assessed on BLAs for products designated as orphan drugs, unless the product also includes a non-orphan indication. Each BLA submitted to the FDA for approval is reviewed for administrative completeness and reviewability within 60 days following receipt by the FDA of the application. If the BLA is found complete, the FDA will file the BLA, triggering a full review of the application. The FDA may refuse to file any BLA that it deems incomplete or not properly reviewable at the time of submission. The FDA’s established goal is to review 90% of priority BLAs within six months after the application is accepted for filing and 90% of standard BLAs within 10 months of the acceptance date, whereupon a review decision is to be made. Priority review will direct overall attention and resources to the evaluation of applications for products that, if approved, would be significant improvements in the safety or effectiveness of the treatment, diagnosis or prevention of serious conditions. In both standard and priority reviews, the review process is often significantly extended by FDA requests for additional information or clarification. The FDA reviews a BLA to determine, among other things, whether a product is safe, pure and potent and the facility in which it is manufactured, processed, packed or held meets cGMP standards designed to assure the product’s continued safety, purity and potency. The FDA may also convene an advisory committee to provide clinical insight on application review questions. The FDA is not bound by recommendations of an advisory committee, but it considers such recommendations when making decisions regarding approval.

Before approving a BLA, the FDA will typically inspect the facility or facilities where the product is manufactured. Some deficiencies found during the pre-approval inspection, if significant, could result in an FDA warning letter. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP and adequate to assure consistent production of the product within required specifications. Additionally, before approving a BLA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP. If the FDA determines that the application, manufacturing process or manufacturing facilities are not acceptable, it will outline the deficiencies in the submission and often will request additional testing or information. Notwithstanding the submission of any requested additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.
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

If a product is approved, the FDA may impose limitations on the uses for which the product may be marketed, may require that warning statements or contraindications be included in the product labeling, may require that additional studies be conducted following approval as a condition of the approval and may impose restrictions and conditions on product distribution, prescribing or dispensing in the form of a Risk Evaluation and Mitigation Strategy (“REMS”), or otherwise limit the scope of any approval. A REMS is a safety strategy to manage a known or potential serious risk associated with a medicine and to enable patients to have continued access to such medicines by managing their safe use, and could include medication guides, physician communication plans or elements to assure safe use (also referred to as “ETASU”), such as restricted distribution methods, patient registries and other risk minimization tools. The FDA also may condition approval on, among other things, changes to proposed labeling or the development of adequate controls and specifications. In most cases, the FDA must approve a BLA supplement or a new BLA before a product may be marketed for other uses or before specific manufacturing or other changes may be made to the approved product. As a condition of approval, the FDA may also require one or more Phase 4 post-market studies and surveillance to further assess and monitor the product’s safety, purity, and potency after commercialization, and may limit further marketing of the product based on the results of these post-marketing studies. Also, product marketing may be restricted or product approvals may be withdrawn if compliance with regulatory standards is not maintained or if safety or manufacturing problems occur following initial marketing. In addition, new government requirements may be established that could delay or prevent regulatory approval of our vaccine candidates under development.
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
Post-Approval Requirements
Any drug products manufactured or distributed by us or our partners pursuant to FDA approvals will be subject to pervasive and continuing regulation by the FDA, including, among other things, record-keeping requirements, reporting of adverse events, providing the FDA with updated safety and efficacy information, distribution requirements, complying with individual electronic records and signature requirements and complying with FDA promotion and advertising requirements. Once approval is granted, if compliance with regulatory standards is not maintained or if problems occur after the product reaches the market and the sponsor cannot remedy these deficiencies, the FDA may undertake a process to withdraw licensure. After approval, most changes to the approved product, such as adding new indications, specific manufacturing changes and additional labeling claims, are subject to further FDA review and approval. Biologic manufacturers, their subcontractors and other entities involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and certain state agencies and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP regulations and other laws and regulations.

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
The FDA strictly regulates labeling, advertising, promotion and other types of information on products that are placed on the market and imposes requirements and restrictions on drug manufacturers, such as those related to direct-to-consumer advertising, the prohibition on promoting products for uses or inpatient populations that are not described in the product’s approved labeling (known as “off-label use”), industry-sponsored scientific and educational activities and promotional activities involving the internet. Failure to comply with these requirements can result in, among other things, adverse publicity, untitled or warning letters, corrective advertising and potential civil and criminal penalties. Physicians may prescribe legally available products for uses that are not described in the product’s labeling and that differ from those tested by us and approved by the FDA. Such off-label uses are common across medical specialties. Physicians may believe that such off-label uses are the best treatment for many patients in varied circumstances. The FDA does not regulate the behavior of physicians in their choice of treatments. The FDA does, however, restrict the manufacturer’s communications on the subject of off-label use of their products.
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
Expedited Development and Review Programs
A sponsor may seek approval of its vaccine candidate under programs designed to accelerate the FDA’s review and approval of new drugs and biological products that meet certain criteria. Specifically, new drugs and biological products are eligible for fast track designation if they are intended to treat a serious or life-threatening disease or condition and demonstrate the potential to address unmet medical needs for the disease or condition. For a fast track product, the FDA may consider sections of the BLA for review on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the application, the FDA agrees to accept sections of the application and determines that the schedule is acceptable and the sponsor pays any required user fees upon submission of the first section of the application. A fast track designated vaccine candidate may also qualify for priority review, under which the FDA sets the target date for FDA action on the BLA at six months after the FDA accepts the application for filing. Priority review is granted when there is evidence that the proposed product would be a significant improvement in the safety or effectiveness of the treatment, diagnosis or prevention of a serious disease or condition. If criteria are not met for priority review, the application is subject to the standard FDA review period of 10 months after the FDA accepts the application for filing. Priority review designation does not change the scientific/medical standard for approval or the quality of evidence necessary to support approval.

Under the accelerated approval program, the FDA may approve a BLA on the basis of either a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity or prevalence of the condition and the availability or lack of alternative treatments. Post-marketing studies or completion of ongoing studies after marketing approval are required to verify the biologic’s clinical benefit in relationship to the surrogate endpoint or ultimate outcome in relationship to the clinical benefit. The Food and Drug Omnibus Reform Act and new FDA guidance, provide that confirmatory studies must be underway prior to approval of the BLA to gain approval under the accelerated approval pathway. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product. The FDA may withdraw approval of a drug or indication approved under accelerated approval if, for example, the confirmatory trial fails to verify the predicted clinical benefit of the product.
In addition, a sponsor may seek FDA designation of its vaccine candidate as a breakthrough therapy if the vaccine candidate is intended to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the therapy may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. If the FDA designates a product as a breakthrough therapy, it may take actions appropriate to expedite the development and review of the application, which may include holding meetings with the sponsor and the review team throughout the development of the therapy; providing timely advice to, and interactive communication with, the sponsor regarding the development of the drug to ensure that the development program to gather the nonclinical and clinical data necessary for approval is as efficient as practicable; involving senior managers and experienced review staff, as appropriate, in a collaborative, cross-disciplinary review; assigning a cross-disciplinary project lead for the FDA review team to facilitate an efficient review of the development program and to serve as a scientific liaison between the review team and the sponsor; and considering alternative clinical trial designs when scientifically appropriate, which may result in smaller trials or more efficient trials that require less time to complete and may minimize the number of patients exposed to a potentially less efficacious treatment. A BTD comes with all of the benefits of fast track designation.
Even if a drug or biologic qualifies for one or more of these programs, the FDA may later decide that the drug no longer meets the conditions for qualification or that the time period for FDA review or approval will be shortened.
Biosimilars and Exclusivity
The ACA includes a subtitle called the Biologics Price Competition and Innovation Act of 2009 (“BPCIA”) which created section 351(k) of the PHS Act, establishing an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-licensed reference biological product. The FDA has issued several guidance documents outlining an approach to review and approval of biosimilars. Biosimilarity, which requires that there be no clinically meaningful differences between the biological product and the reference product in terms of safety, purity and potency, can be shown through analytical studies, animal studies and a clinical trial or trials. Interchangeability requires that a product is biosimilar to the reference product and the product must demonstrate that it can be expected to produce the same clinical results as the reference product in any given patient and, for products that are administered multiple times to an individual, the biologic and the reference biologic may be alternated or switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic.

Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date that the reference product was first licensed by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. During this 12-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a full BLA for the competing product containing that applicant’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of its product. The FDA does not evaluate patent protection if another applicant submits a full BLA and not a biosimilar application, but the first license holder may choose to bring a patent infringement case, which may forestall marketing of such a competing product. The BPCIA also created certain exclusivity periods for biosimilars approved as interchangeable products. A biological product can also obtain pediatric market exclusivity in the United States. Pediatric exclusivity, if granted, adds six months to existing exclusivity periods and patent terms. This six-month exclusivity, which runs from the end of other exclusivity protection or patent term, may be granted based on the voluntary completion of a pediatric study in accordance with an FDA-issued “Written Request” for such a study.

United States Healthcare Reform
In the United States, there has been and continues to be, several legislative and regulatory changes and proposed changes regarding the healthcare system that could, among other things, prevent or delay marketing approval of vaccine candidates, restrict or regulate post-approval activities and affect the profitable sale of vaccine candidates.

Among policymakers and payors in the United States, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. For example, in August 2022, then-President Biden signed the Inflation Reduction Act of 2022 (“IRA”) into law, which among other things, enables CMS to assert control over the prices of certain single-source drugs and biotherapeutics reimbursed under the Medicare Drug Price Negotiation Program, subjects drug manufacturers to potential civil monetary penalties and a significant excise tax for offering a price that is not equal to or less than the government-imposed “maximum fair price” under the law; imposes Medicare rebates for certain Part B and Part D drugs where relevant pricing metrics associated with the products increase faster than inflation; and redesigns the funding and benefit structure of the Medicare Part D program, potentially increasing manufacturer liability while capping annual out-of-pocket drug expenses for Medicare beneficiaries. These provisions started taking effect incrementally in late 2022 and currently are subject to various legal challenges. Further, as of January 1, 2023, the IRA eliminates patient cost sharing for FDA-approved adult vaccines that are recommended by the ACIP and covered under Medicare Part D and mandates that all state Medicaid programs cover FDA-approved adult vaccines that are recommended by the ACIP and their administration without cost sharing as of October 1, 2023. In addition, in November 2023, CMS released final guidance on the Part D Discount Program, which will require manufacturers to take on more of the beneficiary cost previously subsidized by the federal government through the application of increased drug discounts. The IRA does not change either VFC or the related provisions added in 2010 under the ACA. VFC was established to give first-dollar coverage to children up to 18 years of age whose families could not pay for vaccinations while the ACA guaranteed coverage of vaccines without cost sharing for Americans who are either privately insured or newly covered in states that expanded Medicaid. Unless an exception applies, single-source vaccines can qualify for Medicare price negotiations 11 years after their BLA is approved and become subject to the IRA’s negotiated maximum fair price ceiling two years after that. In addition, certain vaccines, including pneumococcal virus vaccines, are excluded from the Medicare Part B inflation rebate. CMS also has stated in guidance released on February 9, 2023, that it will not impose Medicare Part D inflation rebates at this time on vaccines and other drugs and biologics that are not “covered outpatient drugs” under Medicaid or otherwise do not have an obligation to report drug pricing data to Medicaid. Additionally, the IRA contains a limited small biotech exception, which applies on a drug-specific basis, and qualifying drugs may be exempt from possible pricing negotiation through 2028 and eligible for a lower limit (i.e., a price floor) on the potential maximum fair price in 2029 and 2030, if the manufacturers of those drugs continue to qualify each year. On January 17, 2025, CMS announced the list of the next fifteen Medicare Part D drugs selected for negotiation under the IRA. It is unclear how the IRA will be effectuated or changed under the current U.S. administration.
Prior to the IRA, in March 2010, the ACA was passed, which substantially changed the way healthcare is financed by both the government and private insurers and significantly impacts the U.S. pharmaceutical industry. The ACA, among other things: (i) increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extended the rebate program to individuals enrolled in Medicaid managed care organizations; (ii) created a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for certain drugs and biologics that are inhaled, infused, instilled, implanted or injected; (iii) established an annual, nondeductible fee on any entity that manufactures or imports certain specified branded prescription drugs and biologic agents apportioned among these entities according to their market share in specific government healthcare programs; (iv) expanded the eligibility criteria for Medicaid programs; (v) created a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research; (vi) created a new Medicare Part D coverage gap discount program, in which manufacturers must now agree to offer 70% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D; and (vii) established a Center for Medicare & Medicaid Innovation at the Centers for Medicare & Medicaid Services (“CMS”) to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drugs.

There have been judicial and political challenges to certain aspects of the ACA. By way of example, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was signed into law and included a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on specific individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” The Bipartisan Budget Act of 2018, among other things, amends the ACA, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” On June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the "individual mandate" was repealed by Congress. More recently, a challenge to the ACA is advancing in federal courts. Specifically, in Braidwood Management v. Becerra, the plaintiffs argue that the ACA’s requirement that insurance cover certain preventive services without cost sharing is unconstitutional. In March 2023, the judge struck down the requirement with immediate nationwide effect by ruling, in part, that members of a panel charged under the ACA with recommending preventative services coverage had been appointed in an unconstitutional manner. Parties on both sides of the lawsuit appealed this ruling, and in June 2024 the U.S. Court of Appeals for the Fifth Circuit (Fifth Circuit) held, among other things, that the ACA’s requirement that group health plans and health insurance issuers cover certain preventative services without cost-sharing is unconstitutional. The U.S. Supreme Court recently announced its decision to grant the government’s petition for certiorari in the case.
Other legislative and executive changes have been proposed or adopted since the ACA was enacted. For example, on August 2, 2011, the Budget Control Act of 2011 was signed into law, which, among other things, resulted in aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, including the Infrastructure Investment and Jobs Act, will remain in effect through 2032, unless additional Congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.
Further, on December 7, 2023, the Biden administration announced an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. March-in rights have not previously been exercised and it is uncertain if this initiative will continue under the current U.S. administration. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to regulate pharmaceutical product pricing, including price or reimbursement constraints, discounts, restrictions on specific product access, marketing cost disclosure and transparency measures and, in some cases, measures designed to encourage importation from other countries and bulk purchasing.
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

The federal Physician Payments Sunshine Act requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to CMS information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other healthcare professionals (such as physician assistants and nurse practitioners) and teaching hospitals, and applicable manufacturers and applicable group purchasing organizations to report annually to CMS ownership and investment interests held by physicians and their immediate family members. Similar state, local and foreign healthcare laws and regulations may also restrict business practices in the pharmaceutical industry, such as state anti-kickback and false claims laws, which may apply to business practices, including, but not limited to, research, distribution, sales and marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers, or by patients themselves; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws and regulations that require drug manufacturers to file reports relating to pricing and marketing information or which require tracking gifts and other remuneration and items of value provided to physicians, other healthcare providers and entities; state and local laws that require the registration of pharmaceutical sales representatives; and state and local laws governing the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.
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

To market a medicinal product in the European Economic Area (“EEA”), which is comprised of the 28 Member States of the EU plus Norway, Iceland and Liechtenstein, we must obtain a Marketing Authorization, (“MA”). There are two types of marketing authorizations:
•The Community MA, which is issued by the European Commission through the Centralized Procedure, based on the opinion of the Committee for Medicinal Products for Human Use of the EMA, and which is valid throughout the entire territory of the EEA. The Centralized Procedure is mandatory for certain types of products, such as biotechnology medicinal products, orphan medicinal products, advanced therapy products and medicinal products containing a new active substance indicated for the treatment certain diseases, such as AIDS, cancer, neurodegenerative disorders, diabetes, auto-immune and viral diseases. The Centralized Procedure is optional for products containing a new active substance not yet authorized in the EEA, or for products that constitute a significant therapeutic, scientific or technical innovation or which are in the interest of public health in the EU; and
•National MAs, which are issued by the competent authorities of the Member States of the EEA and only cover their respective territory, are available for products not falling within the mandatory scope of the Centralized Procedure. Where a product has already been authorized for marketing in a Member State of the EEA, this National MA can be recognized in another Member State through the Mutual Recognition Procedure. If the product has not received a National MA in any Member State at the time of application, it can be approved simultaneously in the various Member States through the Decentralized Procedure.
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
Privacy and Data Protection Laws
We are or may become subject to numerous data privacy and security obligations, including federal, state, local, and foreign laws, regulations, guidance, and industry standards related to data privacy, security, and the protection of health-related and other personal data. Such obligations may include, without limitation, the Federal Trade Commission Act, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020 (the “CPRA” and collectively, the “CCPA”), the European Union’s General Data Protection Regulation 2016/679 (the “EU GDPR”), and the EU GDPR as it forms part of the United Kingdom (the “UK”) law by virtue of section 3 of the European Union (Withdrawal) Act 2018, or the UK GDPR, and the ePrivacy Directive. In addition, numerous U.S. states — including California, Colorado, Connecticut, Montana, Oregon, Utah, Texas, and Virginia — have enacted comprehensive data privacy laws in the past few years, and other U.S. states, including Washington state, have enacted consumer health data privacy laws.

Foreign data privacy and security laws (including, but not limited to, the EU GDPR and UK GDPR) may impose significant and complex compliance obligations on entities that are subject to those laws. As one example, the EU GDPR applies to any company established in the EEA, and to companies established outside the EEA that process personal data in connection with the offering of goods or services to data subjects in the EEA or the monitoring of the behavior of data subjects in the EEA. Failure to comply with the requirements of the EU GDPR and the applicable national data protection laws of the EU member states may result in: temporary or definite bans on processing of personal data and other corrective actions; fines of up to €20,000,000 or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, and other administrative penalties; or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests.
See the section titled “Risks Related to Government Regulation” for additional information about the laws and regulations to which we are or may become subject to and about the risks to our business associated with such laws and regulations.
Employees & Human Capital

As of December 31, 2024, we had 414 full-time employees, with most of those based in the United States. Of our full-time employees, approximately 15% have Ph.D. or M.D. degrees. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

We recognize that attracting, incentivizing, retaining and promoting talented employees is vital to our success. We aim to create a supportive and empowering environment in which our employees can grow, succeed and advance their careers, with the overall goal of developing, expanding and retaining a world-class workforce aligned with our current pipeline and future business goals. Our efforts to recruit and retain a high-performing and committed workforce include providing competitive compensation and benefits, including equity incentive compensation, and supporting our employees’ well-being and success.

Continuous development is essential to achieving our organization’s goals. We are committed to offering both in-person and virtual training opportunities, as well as hands-on learning experiences through cross-functional exposure, such as presentations and job shadowing. In addition, we value our employees’ insights and provide virtual and onsite forums where our employees can provide feedback, recognize each other’s contributions and accomplishments, and offer suggestions for enhancing our work environment.
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
Our current vaccine candidate pipeline includes two clinical and three preclinical programs. We may encounter unforeseen expenses, difficulties, complications, delays, changes in the regulatory environment, and other known or unknown factors in achieving our business objectives, including with respect to our vaccine candidates. We will need to transition at some point from a company with a research and development focus to a company capable of supporting commercial activities. We may not be successful in such a transition.
We have incurred significant net losses since inception and anticipate that we will continue to incur substantial net losses for the foreseeable future. We currently have no source of product revenue and may never achieve profitability. Our stock is a highly speculative investment.
We are a clinical-stage biotechnology vaccine company. Investment in clinical-stage companies and vaccine development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential vaccine candidate will not gain regulatory approval or become commercially viable. We do not have any products approved for sale and have not generated any revenue from product sales. As a result, we are not profitable and have incurred losses in each year since inception. Our net losses were $463.9 million and $402.3 million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, we had an accumulated deficit of $1.4 billion.
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
As of December 31, 2024, we had cash, cash equivalents and investments of $3,134.7 billion. We believe our existing cash, cash equivalents and investments will fund our current operating plans through at least 12 months from the filing date of this Annual Report on Form 10-K. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned. Furthermore, we will need to raise substantial additional capital to complete the development, manufacturing and commercialization of our drug candidates. We expect to finance our cash needs through public or private equity or debt financings, third-party (including government) funding and marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements or any combination of these approaches.
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
Our ability to raise additional funds will depend on financial, economic and other factors, many of which are beyond our control. We cannot be certain that additional funding will be available on acceptable terms, or at all. We have no committed source of additional capital and if we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of our vaccine candidates or other research and development initiatives. Our license agreements may also be terminated if we are unable to meet the payment obligations or milestones under the agreements. We could be required to seek collaborators for our vaccine candidates at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available, or relinquish or license on unfavorable terms our rights to our vaccine candidates in markets where we otherwise would seek to pursue development or commercialization ourselves. In addition, in February 2025, the National Institutes of Health (“NIH”) announced that it would cap indirect costs for grants at 15%. If we cannot find additional funds to cover the gap created by the new funding gap, we may need to change or terminate our vaccine development program for VAX-GI, which is currently funded in part by grants obtained from the NIH and administered by the University of Maryland, Baltimore.
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
We are developing a pipeline of vaccine candidates utilizing our cell-free protein synthesis platform, which is comprised of the XpressCFTM platform exclusively licensed from Sutro Biopharma, Inc. (“Sutro Biopharma”) and our proprietary know-how for vaccine applications against infectious disease. Our future success depends on the successful application of this approach to vaccine development. We are in the clinical or preclinical stages of developing our vaccine candidates and there can be no assurance that any development problems we may experience in the future will not cause significant delays or unanticipated costs, or that such development problems can be overcome. For example, although we have achieved proof-of-concept for our carrier-sparing approach with VAX-31 and VAX-24, our approach may not be validated for our other vaccine candidates or subsequent trials of VAX-31 or VAX-24. We may also experience delays in developing a sustainable, reproducible and scalable manufacturing process or transferring that process to manufacturing partners, which may prevent us from completing our clinical trials or commercializing our products on a timely or profitable basis, if at all. In addition, since we have not yet completed clinical development on any of our product candidates, we do not know the specific doses that may be effective in the clinic or, if approved, commercially. Finding a suitable dose may delay our anticipated clinical development timelines. We may also encounter difficulty recruiting sufficient participants for our clinical studies, or the FDA may impose additional requirements on us regarding trial size or a long-term safety study that will significantly slow or forestall our development program.

Furthermore, our expectations with regard to our scalability and costs of manufacturing may vary significantly as we develop our vaccine candidates and learn more about these critical factors. Conjugate vaccine development is highly complex, and development of broad-valency pneumococcal conjugate vaccines (“PCVs”) is further complicated by the number of components, analytical assays and potential for adjustments, including, but not limited to, changes in raw materials, composition, formulation, manufacturing methods and dosing, which could result in drug substances and/or drug product that may vary between preclinical and clinical studies over time. Over the course of the development and manufacturing of VAX-24, we previously encountered process-related matters that required us to make adjustments to our processes. For example, we encountered such process-related matters during our drug substance manufacturing campaign for VAX-24 at Lonza, Ltd. (“Lonza”). The cumulative impact of the time required to make adjustments to our processes led to a delay of our drug substance manufacturing campaign due to scheduling conflicts and capacity constraints at Lonza. There can be no assurance that we or Lonza will be able to successfully manufacture drug substances in a timely manner in the future, or at all. Such process changes and manufacturing delays have caused a change in our Investigational New Drug (“IND”) application timelines in the past and future changes or delays could impact future timelines for VAX-31, VAX-24 or for our other product candidates. In addition, if we encounter similar manufacturing issues after product approval, it will require inspection and approval of the new manufacturing site and submission of a Biologics License Application (“BLA”) supplement, which may further impede or delay commercialization.

In addition, the preclinical and clinical trial requirements of the FDA, European Medicines Agency (“EMA”) and other regulatory agencies and the criteria these regulators use to determine the safety and immunogenicity or efficacy of a vaccine candidate are determined according to the type, complexity, novelty and intended use and market of the potential products, taking into consideration the benefits and risks for the intended population who will receive the vaccine, as well as the disease(s) to be prevented. Regulatory agencies also evaluate a sponsor’s data to determine whether the manufacturing and facility information assure product quality and consistency. Approvals by the FDA and EMA for existing pneumococcal vaccines, such as Pfizer Inc.'s (“Pfizer”) Prevnar 13® (“PCV13”) and Prevnar 20® (“PCV20”), and Merck & Co., Inc.'s (“Merck”) VAXNEUVANCETM (“PCV15”), CapvaxiveTM (“PCV21”) and Pneumovax® 23 (“PPSV23”), may not be indicative of what these regulators may require for approval of our vaccine candidates. For example, the FDA may challenge our VAX-31 Phase 3 Chemistry, Manufacturing and Controls (“CMC”) strategy, which could cause significant delays or unanticipated costs. Additionally, novel aspects of our vaccine candidates and manufacturing processes may create further challenges in obtaining regulatory approval. The regulatory approval process for our novel vaccine candidates can be more complex and consequently more expensive and take longer than for other, better known or extensively studied pharmaceutical or other vaccine candidates. More generally, approvals by any regulatory agency may not be indicative of what any other regulatory agency may require for approval or what such regulatory agencies may require for approval in connection with new vaccine candidates. Moreover, our vaccine candidates may not perform successfully in clinical trials. In addition, leadership of the FDA’s Center for Biologic Evaluation and Research, which oversees vaccine development, is supportive of novel approaches to vaccine development. If that leadership changes, we may face additional hurdles to development or may have to change our approach to meet regulatory expectations.
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
•changes in FDA personnel that alter the FDA’s advice with respect to our development strategy;
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
•whether we are required by the FDA or similar foreign regulatory agencies to conduct additional clinical trials, including field efficacy studies, long-term safety studies, or other studies beyond those planned to support the approval and commercialization of our vaccine candidates or any future vaccine candidates;
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
Vaccine candidates that we successfully develop and commercialize may compete with existing vaccines and new vaccines that may become available in the future. Many of our competitors have substantially greater financial, lobbying, technical, human and other resources than we do and may be better equipped to develop, manufacture and market technologically superior vaccines, including the potential that our competitors may develop chemical processes or utilize novel technologies for developing vaccines that may be superior to those we employ. In addition, many of these competitors have significantly greater experience than we have in undertaking preclinical studies and clinical trials of new products and in obtaining regulatory approvals, including for many vaccine franchises. Accordingly, our competitors may succeed in obtaining FDA approval or a preferred recommendation from ACIP for their products. For example, PCV13 obtained FDA approval for the prevention of invasive pneumococcal disease (“IPD”) in infants based on non-inferior IgG antibody responses relative to Prevnar, using the surrogate immune endpoints established by the prior Prevnar field efficacy study. Pfizer implemented a similar approach to the development of its 20-valent PCV vaccine candidate, PCV20, which was approved by the FDA in June 2021 for use in adults and in April 2023 for use in infants and children. Pfizer announced in July 2024 and October 2024 that it is developing a 25-valent PCV candidate that is currently in adult and pediatric Phase 2 clinical trials. Pfizer also announced in October 2024 that it is working on a 30-plus valent PCV candidate that is in preclinical development. Merck received approval for PCV15, its 15-valent PCV, in July 2021 for use in adults and in June 2022 for use in infants and children. Merck announced in June 2024 that PCV21, its 21-valent PCV, received approval from the FDA for use in adults. In addition, Sanofi and SK Chemicals have partnered to develop a 21-valent PCV and, in June 2023, announced positive results from their Phase 2 clinical trials in infants. In December 2024, Sanofi and SK Chemicals announced the initiation of a global pediatric Phase 3 clinical study of their 21-valent PCV candidate, as well as an expanded agreement to develop, license and commercialize "next-generation" PCVs for both pediatric and adult populations. GSK, which previously acquired Affinivax, is developing a 24-valent affinity-bound pneumococcal vaccine for infants, which is currently in a pediatric Phase 2 clinical trial with data anticipated in 2026 or later. In October 2024, GSK announced they have ceased the development of their 24-valent program in adults in favor of a preclinical 30-plus valent candidate.
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
•maintaining a cGMP-compliant facility and passing a pre-approval inspection;
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
Even if any of our vaccine candidates receive marketing approval, they may fail to receive recommendations for use by regulators or advisory boards that recommend vaccines, or gain market acceptance by physicians, patients, third-party payors and others in the medical community. If such vaccine candidates do not achieve an adequate level of acceptance, we may not generate significant product revenue and may not become profitable. The degree of market acceptance of any vaccine candidate, if approved for commercial sale, will depend on a number of factors, including, but not limited to:
•receiving the U.S. Centers for Disease Control and Prevention (“CDC”) and ACIP recommendations for use, as well as recommendations of comparable foreign regulatory and advisory bodies;
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
New pediatric vaccines that receive an ACIP preferred recommendation are almost universally adopted, and adult vaccines that receive a preferred recommendation are widely adopted. For example, in 2014, the ACIP voted to recommend PCV13 for routine use to help protect adults aged 65 years and older against pneumococcal disease, which caused PCV13 to become the standard-of-care along with continued use of PPSV23. The ACIP can also modify its preferred recommendation. For instance, in June 2019, the ACIP voted to revise the pneumococcal vaccination guidelines and recommend PCV13 for adults 65 and older based on the shared clinical decision making of the provider and patient, rather than a preferred use recommendation, which means the decision to vaccinate should be made at the individual level between health care providers and their patients. In October 2021, the ACIP voted to recommend the use of either PCV20, or PCV15 with PPSV23, for routine use in adults aged 65 years and older as well as for those between the ages of 19 and 64 years with certain underlying medical conditions or other risk factors who had not previously received a PCV or whose previous vaccination history was unknown. In June 2022, the ACIP voted to recommend that PCV15 may be used as an option to the then recommended PCV13 for children aged under 19 years according to then recommended PCV13 dosing and schedules. In June 2023, the ACIP voted to recommend the use of PCV20 as an option to PCV15 for routine use in children under the age of two, and as a “catch up” vaccination for healthy children between the ages of 24 and 59 months with incomplete PCV vaccination status and children between the ages of 24 and 71 months with certain underlying conditions and an incomplete PCV vaccination status. Further, the ACIP voted to recommend that children between the ages of two and 18 years with any risk condition who have received all recommended PCV doses before the age of six do not need additional doses if they have received at least one dose of PCV20. If children between the ages of two and 18 years with any risk condition received PCV13 or PCV15, but not PCV20, the ACIP recommend that they should receive a dose of PCV20 or PPSV23. The ACIP also voted to recommend that children between the ages of six and 18 years with any risk condition who have not received any dose of PCV13, PCV15 or PCV20 should receive a single dose of PCV15 or PCV20. When PCV15 is used in this instance, the ACIP recommended that it should be followed by a dose of PPSV23 at least eight weeks later if not previously given. In June 2023, the ACIP also recommended shared clinical decision-making regarding PCV20 use for adults aged 65 years and older who have completed the recommended vaccine series with both PCV13 and PPSV23. In June 2024, the ACIP voted to recommend PCV21 as an option to either PCV20, or PCV15 with PPSV23 for (i) adults aged 65 years and older who have not previously received a PCV or whose previous vaccination history is unknown, (ii) adults between the ages of 19 and 64 with certain underlying medical conditions or other risk factors who have not previously received a PCV or whose previous vaccination history is unknown and (iii) adults aged 19 years and older who have received PCV13 but not all recommended doses of PPSV23. Additionally, the ACIP recommended shared clinical decision-making regarding a supplemental dose of PCV21 for adults aged 65 and older who have completed their vaccine series with both PCV13 and PPSV23. In October 2024, the ACIP voted to recommend lowering the age-based pneumococcal vaccination guidelines for pneumococcal vaccination in adults from 65 years and older to 50 years and older. In line with this recommendation, the ACIP voted to recommend either a dose of PCV20 or PCV21, or PCV15 with PPSV23, for (i) adults aged 50 and older who have not previously received a PCV or whose previous vaccination history is unknown and (ii) adults between the ages of 19 and 49 with certain underlying medical conditions or other risk factors who have not previously received a PCV or whose previous vaccination history is unknown.
The membership of the ACIP is influenced by the Department of Health and Human Services (“HHS”). Changes in the ACIP representation could impact the viability of new vaccines receiving a positive recommendation, particularly if there is a change in the federal government’s posture towards vaccines. If our vaccine candidates are approved but fail to receive CDC and ACIP recommendations, or recommendations of other comparable foreign regulatory and advisory bodies, or achieve market acceptance among physicians, healthcare providers, patients, third-party payors or others in the medical community, we will not be able to generate significant revenue. Even if our products achieve market acceptance, we may not be able to maintain that market acceptance over time if new products or technologies are introduced that are more favorably received than our products, are more cost effective or render our products obsolete.
We may not be successful in our efforts to use our cell-free protein synthesis platform to expand our pipeline of vaccine candidates and develop marketable products.

The success of our business depends in large part upon our ability to identify, develop and commercialize products based on our cell-free protein synthesis platform. We intend to pursue clinical development of additional vaccine candidates beyond VAX-31 and VAX-24 for IPD, including VAX-A1 for Group A Streptococcus (“Group A Strep”), VAX-PG for periodontitis and VAX-GI for dysentery and shigellosis. Our research programs may fail to identify potential vaccine candidates for clinical development for a number of reasons or we may focus our efforts and resources on potential programs or vaccine candidates that ultimately prove to be successful in a smaller subset of patients than expected or completely unsuccessful. In addition, we cannot provide any assurance that we will be able to successfully advance any of our existing or future vaccine candidates through the development process.

Our potential vaccine candidates may be shown to have harmful side effects, cause allergic reactions, or may have other characteristics that may make the products unmarketable or unlikely to receive marketing approval. If any of these events occur, we may be forced to abandon our development efforts for a program or for multiple programs, which would materially harm our business and could potentially cause us to cease operations.
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
We rely on third-party contract manufacturers to manufacture preclinical and clinical trial product materials and supplies for our needs. There can be no assurance that our preclinical and clinical development product supplies will not be limited or interrupted or be of satisfactory quality or continue to be available on acceptable terms. Over the course of the development and manufacturing of VAX-24, we previously encountered process-related matters that required us to make adjustments to our processes. For example, we encountered such process-related matters during our drug substance manufacturing campaign for VAX-24 at Lonza. The cumulative impact of the time required to make adjustments to our processes led to a delay of our drug substance manufacturing campaign due to scheduling conflicts and capacity constraints at Lonza. There can be no assurance that we or Lonza will be able to successfully manufacture drug substances in a timely manner in the future, or at all. Such process changes and manufacturing delays have caused a change in our IND timelines in the past and future changes or delays could impact future timelines for VAX-31, VAX-24, or for our other product candidates. Since we utilize a third-party manufacturer, we are also subject to Lonza’s scheduling commitments for its other clients. Scheduling conflicts with Lonza’s other clients have contributed to manufacturing delays in the past, and there is no guarantee that future scheduling conflicts or related capacity constraints will not affect our manufacturing campaigns and related timelines. Certain aspects of our manufacturing process for our clinical trial product materials and supplies have also been adversely affected by macroeconomic factors in the past and may in the future be adversely affected by these and numerous other factors, including earthquakes and other natural or man-made disasters, equipment failures, labor shortages, health epidemics, power failures and tariffs.
The manufacturing process for a vaccine candidate is subject to FDA or comparable foreign regulatory authority review. Our suppliers and manufacturers must meet applicable manufacturing requirements and undergo rigorous facility and process validation tests and inspections required by regulatory authorities in order to comply with regulatory standards, such as cGMPs.
If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or comparable foreign regulatory authorities, or if they cannot pass a pre-approval inspection, we may not be able to rely on their manufacturing facilities for the manufacture of elements of our vaccine candidates. Moreover, we do not control the manufacturing process at our contract manufacturers and are completely dependent on them for compliance with current regulatory requirements. In the event that any of our manufacturers fails to comply with such requirements or to perform its obligations in relation to quality, timing or otherwise, or if our supply of components or other materials becomes limited or interrupted for other reasons, we may be forced to manufacture the materials ourselves or enter into an agreement with another third party, which we may not be able to do on reasonable terms, if at all. In some cases, the technical skills, raw materials or technology required to manufacture our vaccine candidates may be unique or proprietary to the original manufacturer or supplier, and we may have difficulty applying such skills or technology or sourcing such raw materials ourselves, or in transferring such skills, technology or raw materials to another third party, or such transfer may be subject to certain consent obligations and payment terms to Lonza. These factors would increase our reliance on such manufacturer or require us to obtain a license from such manufacturer in order to enable us, or to have another third party, manufacture our vaccine candidates. If we are required to change manufacturers for any reason, we will be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations and guidelines, and we may be required to repeat some of the development program and submit a supplement to our application. The delays associated with the verification of a new manufacturer could negatively affect our ability to develop vaccine candidates in a timely manner or within budget.
We expect to continue to rely on third-party manufacturers and suppliers, including Lonza, if we receive regulatory approval for any PCV or any other vaccine candidates. For example, in October 2023, we entered into a pre-commercial services and commercial manufacturing supply agreement (the “Commercial Manufacturing and Supply Agreement”) with Lonza, pursuant to which Lonza will (i) construct and build out a dedicated suite (“Suite”) at Lonza’s facilities in Visp, Switzerland to manufacture certain key components (including drug substance) for our proprietary PCV franchise and any other products or intermediates we may choose (collectively, the “Products”), and (ii) maintain and operate the Suite (utilizing Lonza’s employees) to manufacture the Products as a service provided to us, including conducting related quality control and quality assurance operations. Pursuant to the Commercial Manufacturing and Supply Agreement, Lonza will be a preferred, non-exclusive, supplier of the Products to us, and we retain the right to procure the Products from one or more alternate and/or backup manufacturers of the Products (including at our own facilities).
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
Adverse effects or other undesirable or unacceptable side effects caused by our vaccine candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign regulatory authorities. Results of our clinical trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. In such an event, our clinical trials could be suspended or terminated, and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our vaccine candidates. Such side effects could also affect trial recruitment or the ability of enrolled subjects to complete the clinical trial or result in potential product liability claims. An independent data safety monitoring board ("DSMB") may also suspend or terminate a clinical trial at any time on various grounds, including a finding that the research volunteers are being exposed to an unacceptable health risk. Vaccine-related side effects could also affect recruitment or the ability of enrolled subjects to complete the trial or result in potential product liability claims. In addition, any vaccine to be approved in pediatric populations may need to undergo extensive vaccine-vaccine interference studies with the standard-of-care pediatric vaccine regimen. Further, to the extent field efficacy studies are required, prophylactic vaccines typically require clinical testing in thousands to tens of thousands of healthy volunteers to define an approvable benefit-risk profile. The need to show a high degree of safety and tolerability when dosing healthy individuals could result in rare and even spurious safety findings, negatively impacting a program prior to or after commercial launch. Any of these occurrences may harm our business, financial condition and prospects significantly.
Negative developments and negative public opinion of vaccines or new technologies on which we rely may damage public perception of our vaccine candidates or adversely affect our ability to conduct our business or obtain regulatory approvals for our vaccine candidates.
Negative developments and negative public opinion of vaccines or new or existing technologies on which we rely may damage public perception of our vaccine candidates or adversely affect our ability to conduct our business or obtain regulatory approvals for our vaccine candidates. Public perception may be influenced by claims that vaccines are unsafe, and products incorporating new vaccine technology may not gain the acceptance of the public or the medical community. Adverse public attitudes may negatively impact our ability to enroll subjects in clinical trials. Moreover, our success will depend upon physicians prescribing, and their patients being willing to receive, our vaccine candidates in lieu of, or in addition to, existing, more familiar vaccines for which greater clinical data may be available.
Changes at the HHS could alter regulators' postures, or the public’s views, toward vaccines. For example, the HHS could disband the ACIP or fill the committee with membership that has a skeptical view of vaccines, change legal protections for vaccine manufacturers, and work with state governments as well as the Centers for Medicare & Medicaid Services (“CMS”) to remove requirements or reimbursement for childhood vaccines.

Increases in negative perceptions of vaccines or the technologies that we rely on by regulators may result in the FDA not approving our products or, if approved, fewer physicians prescribing our products. It also may reduce the willingness of patients to utilize our products or participate in clinical trials for our vaccine candidates.
We may not be able to file IND applications to commence clinical trials on the timelines we expect, and even if we are able to, the FDA may not permit us to proceed.
Our timing of submitting the IND applications for our product candidates is dependent on preclinical and manufacturing success, and if we experience additional delays, we may fail to meet our anticipated timelines. In addition, we cannot be sure that submission of an IND application or IND application amendment will result in the FDA allowing testing and clinical trials to begin, or that, once begun, issues will not arise that suspend or terminate such clinical trials. Additionally, even if regulatory authorities agree with the design and implementation of the clinical trials set forth in an IND or clinical trial application, we cannot guarantee that such regulatory authorities will not change their requirements in the future.
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
We have in the past and may in the future seek breakthrough therapy designation ("BTD") or Fast Track designation by the FDA for one or more of our vaccine candidates, but we may not receive the designations we seek, and even if we do, such designation may not lead to a faster development or regulatory review or approval process and it does not increase the likelihood that our vaccine candidates will receive marketing approval.
We have in the past and may in the future seek BTD or Fast Track designation for some of our vaccine candidates. For instance, in August 2022 we announced that the FDA granted Fast Track designation to VAX-24 in adults ages 18 and older and, in January 2023, we announced that the FDA granted a BTD for VAX-24 for the prevention of IPD in adults. A sponsor may seek FDA designation of its vaccine candidate as a breakthrough therapy if the vaccine candidate is intended to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the therapy may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For vaccines that have been designated as Breakthrough Therapies, the FDA may take actions to expedite the development and review of the application, and interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens.
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
Whether to grant a BTD or Fast Track designation is within the discretion of the FDA. Accordingly, even if we believe one of our vaccine candidates meets the criteria for these designations, the FDA may disagree and instead determine not to make such designation. In any event, the receipt of either of these designations for a vaccine candidate may not result in a faster development process, review or approval compared to vaccine candidates considered for approval under non-expedited FDA review procedures and does not assure ultimate approval by the FDA. In addition, even when one or more of our vaccine candidates qualify for either of these designations, the FDA may later decide that the vaccine candidate no longer meets the conditions for qualification and rescind the designations.
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
•tariffs (including tariffs that have been or may in the future be imposed by the U.S. and other countries), trade barriers (including further legislation or actions taken by the U.S. or other countries that restrict trade), trade protection measures, price and exchange controls and other regulatory requirements, as well as protectionist or retaliatory measures taken by the U.S. and other countries;
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
In addition to experiencing a cybersecurity incident, third parties may gather, collect, or infer sensitive data about us from public sources, data brokers, or other means that reveals competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position. Additionally, Sensitive Information of ours, our vendors, or our partners could be leaked, disclosed, or revealed as a result of or in connection with our employees’, personnel’s, or vendors’ use of generative AI technologies.
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
The Infrastructure Investment and Jobs Act was signed on November 15, 2021, and it contained several tax provisions, including changes to the Employee Retention Tax Credit and changes to excise taxes. These provisions do not have a material impact to our current tax provision.
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
The American Rescue Plan Act was signed on March 11, 2021. One of the provisions of the Act included expanding the definition of covered employees subject to IRC 162(m) to include an additional top five highest compensated employees beyond the CEO, CFO and three highest paid officers currently covered under IRC 162(m). This expanded provision is applicable for tax years beginning after December 31, 2026. We do not believe that this update to IRC 162(m) would have a material impact on our income tax provision currently and will continue to monitor this provision.
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
We have incurred substantial losses since inception and do not expect to become profitable in the near future, if ever. As of December 31, 2024, we had federal and state NOL carryforwards of $430.2 million and $1,188.1 million, respectively. The federal and state loss carryforwards, except the federal loss carryforward arising in tax years beginning after December 31, 2017, begin to expire in 2034 unless previously utilized. Federal NOLs arising in tax years beginning after December 31, 2017 have an indefinite carryforward period and do not expire. As of December 31, 2024, we also had federal and state research credit carryforwards of $28.3 million and $8.1 million, respectively. The federal research and development tax credit carryforwards expire beginning in 2039 unless previously utilized, and the state research and development tax credits can be carried forward indefinitely. In general, under Sections 382 and 383 of the U.S. Internal Revenue Code of 1986, as amended, a corporation that undergoes an “ownership change” (generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a rolling three-year period) is subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income. We have experienced ownership changes in the past. There were no ownership changes identified in 2024, as such we have determined that no federal research credits will expire unutilized or are excluded from our research carryforwards as of December 31, 2024. Subsequent ownership changes may affect the limitation in future years. As a result, if, and to the extent that we earn net taxable income, our ability to use our pre-change NOLs to offset such taxable income may be subject to limitations.
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
In addition, Lonza is currently in the process of manufacturing certain components of our vaccine candidates on a clinical scale. In October 2023, we and Lonza entered into the Commercial Manufacturing and Supply Agreement pursuant to which Lonza will (i) construct and build out a Suite at Lonza’s facilities in Visp, Switzerland to manufacture the Products, and (ii) maintain and operate the Suite (utilizing Lonza’s employees) to manufacture the Products as a service provided to us. Pursuant to the Commercial Manufacturing and Supply Agreement, Lonza will be a preferred, non-exclusive, supplier of the Products to us, and we retain the right to procure the Products from one or more alternate and/or backup manufacturers of the Products (including at our own facilities). Our agreements with Lonza are denominated in Swiss Francs (“CHF”). Fluctuations in the exchange rate for CHF may increase our costs and affect our operating results.
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
The research, testing, manufacturing, labeling, approval, selling, import, export, marketing and distribution of drug products, including biologics such as conjugate vaccines, are subject to extensive regulation by the FDA and other regulatory authorities in the United States. We expect that our vaccine candidates will be regulated by the FDA as biologics. We are not permitted to market any biological drug product in the United States until we receive approval of a BLA from the FDA. We have not previously submitted a BLA to the FDA, or similar requests for marketing authorization to comparable foreign regulatory authorities. A BLA must include extensive preclinical and clinical data and supporting information to establish the vaccine candidate’s safety, purity, and potency for each desired indication. The BLA must also include significant information regarding the CMC for the product, including with respect to chain of identity and chain of custody of the product and various comparability assessments. The FDA’s review of our BLA may be significantly delayed if the FDA views that the CMC information included in our submission is not adequate or requests additional CMC information or data.
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
We could also experience delays if physicians encounter unresolved ethical issues associated with enrolling patients in clinical trials of our vaccine candidates in lieu of using existing vaccines that have established safety and immunogenicity or efficacy profiles. Further, a clinical trial may be suspended or terminated by us, the IRBs for the institutions in which such trials are being conducted or by the FDA or other regulatory authorities due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a vaccine candidate, changes in governmental regulations or administrative actions, lack of adequate funding to continue the clinical trial or based on a recommendation by the DSMB. If we experience termination of, or delays in the completion of, any clinical trial of our vaccine candidates, the commercial prospects for our vaccine candidates will be harmed, and our ability to generate product revenue will be delayed. In addition, any delays in completing our clinical trials will increase our costs, slow down our product development and approval process and jeopardize our ability to commence product sales and generate revenue. The development of our product candidates also may be delayed by other events beyond our control. For example, U.S. government actions to limit federal agency budgets or personnel, may result in reductions to the FDA’s budget, employees, and operations, which may lead to slower response times and longer review periods, potentially affecting our ability to progress development of our product candidates or obtain regulatory approval for our product candidates.
Many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may ultimately lead to the denial of regulatory approval of our vaccine candidates.
The FDA may disagree with our regulatory plan, and we may fail to obtain regulatory approval of our vaccine candidates.
The general approach for FDA approval of a new biologic or drug is for the sponsor to provide dispositive data from two Phase 3 clinical trials of the relevant biologic or drug in the relevant patient population. Phase 3 clinical trials typically involve thousands of patients, have significant costs and are time consuming. While we are still in the process of having discussions with the FDA regarding our Phase 3 regulatory plans, including discussions regarding our CMC strategy, the FDA may ultimately disagree with our regulatory strategy or we may be unable to successfully complete development to the FDA’s satisfaction. We believe our previously reported topline results for VAX-31 support clinical non-inferiority to PCV20, but there can be no assurance that this approach in pivotal studies will be sufficient for regulatory approval.
We may seek Accelerated Approval from the FDA for our vaccine candidates and, if granted, the FDA may require us to perform post-marketing studies as a condition of approval to verify and describe the predicted effect on irreversible morbidity or mortality or other clinical endpoints. If the results from such post-marketing studies are not positive or otherwise fail to show the predicted effect, our vaccine candidate may be subject to expedited withdrawal procedures by the FDA. In addition, the standard of care may change with the approval of new products in the same disease areas that we are studying. This may result in the FDA or other regulatory agencies requesting additional studies to show that our vaccine candidate is non-inferior or superior to the new products.

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
The FDA’s and other regulatory authorities’ policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our vaccine candidates. For example, on June 28, 2024, the U.S. Supreme Court, in Loper Bright Enterprises v. Raimondo, overturned long-standing precedent regarding the deference courts owe to agencies’ interpretation of ambiguous statutes in their rulemaking. While the impact of the Loper Bright decision on our business and regulatory strategy is unknown, the decision generally may, among other things, increase the frequency of challenges to decisions and rulemaking of health regulators, including FDA determinations of drug approval and market exclusivity and the CMS rules regarding reimbursement, and also impact the speed at which such health regulators make decisions and issue regulations.
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
The Biologics Price Competition and Innovation Act of 2009 (the “BPCIA”) established an abbreviated pathway for the approval of biosimilar and interchangeable biological products. The regulatory pathway establishes legal authority for the FDA to review and approve biosimilar biologics, including the possible designation of a biosimilar as “interchangeable” based on its similarity to an approved biologic. Under the BPCIA, an application for a biosimilar product cannot be approved by the FDA until 12 years after the reference product was approved under a BLA and the FDA will not accept an application for a biosimilar or interchangeable product based on the reference biological product until four years after the date of first licensure of the reference product, and will not approve a biosimilar until 12 years after the date of first licensure. These periods of exclusivity can be extended by six months by obtaining pediatric exclusivity. In addition, if the reference product is protected by patents, the biosimilar manufacturer and reference product manufacturer must engage in a complex process called the “patent dance.” The FDA has not yet approved a biosimilar vaccine.

In addition, there is a risk that any exclusivity period we receive for any of the vaccine candidates we develop that is approved in the United States as a biological product under a BLA could be shortened due to congressional action or otherwise, or that the FDA will not consider the subject vaccine candidates to be reference products for competing products, potentially creating the opportunity for biosimilar competition sooner than anticipated. The FDA has been approving biosimilar products as interchangeable without requiring switching studies, which has allowed biosimilars to be automatically substituted for the reference product upon approval.
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
In the United States and some foreign jurisdictions, there have been, and we expect there will continue to be, several legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of vaccine candidates, restrict or regulate post-approval activities and affect our ability to profitably sell any vaccine candidates for which we obtain marketing approval. In particular, there have been and continue to be a number of initiatives at the U.S. federal and state levels that seek to reduce healthcare costs and improve the quality of healthcare. For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “ACA”), was passed, which substantially changed the way healthcare is financed by both the government and private insurers and significantly impacts the U.S. pharmaceutical industry. The ACA, among other things: (i) increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extended the rebate program to individuals enrolled in Medicaid managed care organizations; (ii) created a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for certain drugs and biologics that are inhaled, infused, instilled, implanted or injected; (iii) established an annual, nondeductible fee on any entity that manufactures or imports certain specified branded prescription drugs and biologic agents apportioned among these entities according to their market share in specific government healthcare programs; (iv) expanded the eligibility criteria for Medicaid programs; (v) created a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research; (vi) created a Medicare Part D coverage gap discount program; (vii) and established a

Center for Medicare & Medicaid Innovation (“CMMI”) at the CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drugs.

There have been executive, judicial and Congressional efforts to repeal, substantially modify or invalidate some or all of the provisions of the ACA, some of which have been successful. For example, the Tax Act included a provision that repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year, which is commonly referred to as the “individual mandate.” On June 17, 2021, the United States Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. More recently, a challenge to the ACA is advancing in federal courts.

Other legislative changes also have been proposed and adopted in the United States since the ACA was enacted. These have, among other things, reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers.

Another notable Medicare healthcare reform initiative, under the Medicare Access and CHIP Reauthorization Act of 2015 (“MACRA”), established a quality payment incentive program through which reimbursement is adjusted up or down based on various performance data collected each performance year. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors.

Further, in the United States, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug and biological product pricing, reduce the cost of prescription drugs and biological products under government payor programs and review the relationship between pricing and manufacturer patient programs. For example, the IRA, among other things, (i) enables the HHS to assert control over the prices of certain single-source drugs and biologics covered under Medicare, (ii) subjects drug manufacturers to civil monetary penalties and a potential excise tax for offering a price that is not equal to or less than the negotiated “maximum fair price” under the law, (iii) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation, and (iv) redesigns the funding and benefit structure of the Medicare Part D program, potentially increasing manufacturer liability while capping annual out-of-pocket drug expenses for Medicare beneficiaries. The IRA also eliminates patient cost sharing for FDA-approved adult vaccines that are recommended by the ACIP and covered under Medicare Part D, and mandates that all state Medicaid programs cover FDA-approved adult vaccines that are recommended by the ACIP and their administration without cost sharing. In addition, in January 2025, the HHS announced the list of 15 drugs that will be subject to the second round of price negotiations.

The IRA is currently subject to legal challenges and it is unclear how the IRA will be effectuated or changed under the current U.S. administration. However, the IRA does not change either the CDC’s Vaccines for Children program (“VFC") or the provisions added in 2010 under the ACA. The VFC was established to give first-dollar coverage to children up to 18 years of age whose families could not pay for vaccinations while the ACA guaranteed coverage of vaccines without cost sharing for Americans who are either privately insured or newly covered in states that expanded Medicaid. Further, many vaccines are excluded from Medicare Part B rebate requirements.

Additional action has been taken to limit or change healthcare policies pursued by the Biden administration. For example, an executive order issued by former President Biden was recently rescinded, pursuant to which the CMMI created three drug pricing experiments, and it is unclear whether the CMMI will continue to pursue some or any of these models. Likewise, it remains unclear whether the current U.S. administration will continue an initiative announced by the Biden administration to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act.
At the state level, legislatures and regulatory agencies have increasingly passed legislation and implemented regulations designed to control drug pricing, including restrictions on pricing or reimbursement at the state government level, limitations on discounts to patients, advance notices of price increases, marketing cost disclosure and transparency measures, and, in some cases, policies to encourage importation from other countries (subject to federal approval) and bulk purchasing.

We expect that additional U.S. federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. federal government will pay for healthcare products and services, which could result in reduced demand, or additional pricing pressures on, any of our vaccine candidates approved in the future. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action in the United States or any other jurisdiction. If we or any third parties we may rely on are slow or unable to adapt to changes in existing or new requirements or policies, or if we or such third parties are not able to maintain regulatory compliance, any current or future vaccine candidates we develop may lose any regulatory approval that may have been obtained and we may not achieve or sustain profitability.

We expect that these and other healthcare reform measures that may be adopted in the future may result in more rigorous coverage criteria and in additional downward pressure on the price that we may receive for any product approved in the future, which could have an adverse effect on demand for our vaccine candidates. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The adoption of cost containment measures or other healthcare reforms, and our associated compliance obligations, may prevent us from being able to generate revenue, attain profitability or commercialize any product candidates, if approved.
Changes in funding for the FDA and other government agencies could hinder their ability to hire and retain key leadership and other personnel, or otherwise prevent new products and services from being developed or commercialized in a timely manner, which could negatively impact our business.
The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels for critical departments, payment of user fees and reauthorization of user fee programs, ability to hire and retain key personnel involved in the review of sponsor applications, as well as statutory, regulatory and policy changes. In addition, funding of other government agencies that support research and development activities relevant to FDA review, such as research to understand new technologies or establish new standards, is subject to the political process, which is inherently fluid and unpredictable.

If the federal government implements efforts to downsize critical departments involved in the review of sponsor applications; removes job elimination protections for federal workers necessary to these activities; limits certain communications; changes the user fee reauthorization process or fails to reauthorize user fee programs; or cuts teams critical to the FDA’s ability to conduct regular inspections, reviews, or other regulatory activities, the FDA’s ability to timely review our regulatory submissions could be affected. This, in turn, could delay the development and regulatory approval of new products and related services and have a material adverse effect on our business.
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
For example, HIPAA, as amended by HITECH, imposes requirements relating to the privacy and security of individually identifiable health information used, stored, or transmitted by health plans, healthcare clearinghouses and certain healthcare providers, as well as their respective contractors and their covered subcontractors that perform services for them involving individually identifiable health information. Additionally, certain states have adopted healthcare privacy and security laws and regulations that impose restrictions and obligations comparable to those listed under HIPAA, some of which can be more stringent than HIPAA. In the event we fail to properly maintain the privacy and security of individually identifiable health information governed by HIPAA or comparable state laws, or we are responsible for an unauthorized disclosure or security breach of such information, we could be subject to enforcement action under HIPAA or comparable state laws, and significant civil and criminal penalties, and fines.
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
In addition, many jurisdictions have enacted data localization laws and cross-border personal data transfer laws. These laws may make it more difficult for companies to transfer personal data across jurisdictions, which could impede our business. In particular, the EEA and the UK have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it generally believes are inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EEA standard contractual clauses, the UK’s International Data Transfer Agreement / Addendum, and the EU-U.S. Data Privacy Framework and the UK extension thereto (which allows for transfers to relevant U.S.-based organizations who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. If we need but cannot implement a valid compliance mechanism for cross-border privacy and security transfers, or if the requirements for a legally compliant transfer are too onerous, we may face increased exposure to regulatory actions, substantial fines, and injunctions against processing or transferring personal data from Europe or elsewhere. The inability to import personal data to the United States could significantly and negatively impact our business operations, including by limiting our ability to conduct clinical trial activities in Europe and elsewhere; limiting our ability to collaborate with parties that are subject to European and other data privacy and security laws; or requiring us to increase our personal data processing capabilities in Europe and/or elsewhere at significant expense.
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
The patents and patent applications that we own or in-license may fail to result in issued patents with claims that protect VAX-31, VAX-24 or any future vaccine candidate in the United States or in other foreign countries. There is no assurance that all of the potentially relevant prior art relating to our patents and patent applications has been found, which can prevent a patent from issuing from a pending patent application, or be used to invalidate a patent. Even if patents do successfully issue and even if such patents cover VAX-31, VAX-24 or any future vaccine candidate, third parties may challenge their validity, enforceability or scope, which may result in such patents being narrowed, invalidated or held unenforceable. Any successful opposition to these patents or any other patents owned by or licensed to us could deprive us of rights necessary for the successful commercialization of any vaccine candidates or companion diagnostic that we may develop. Further, if we encounter delays in regulatory approvals, the period during which we could market a vaccine candidate under patent protection could be reduced.
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
The United States has enacted and implemented wide-ranging patent reform legislation. The U.S. Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on actions by the U.S. Congress, the federal courts and the USPTO, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce patents that we have licensed or that we might obtain in the future. For example, recent decisions raise questions regarding the award of PTA for patents in families where related patents have issued without PTA. Thus, it cannot be said with certainty how PTA will/will not be viewed in future and whether patent expiration dates may be impacted. Similarly, changes in patent law and regulations in other countries or jurisdictions or changes in the governmental bodies that enforce them or changes in how the relevant governmental authority enforces patent laws or regulations may weaken our ability to obtain new patents or to enforce patents that we have licensed or that we may obtain in the future. For example, the complexity and uncertainty of European patent laws have also increased in recent years. In Europe, a new unitary patent system took effect June 1, 2023, which will significantly impact European patents, including those granted before the introduction of such a system. Under the unitary patent system, European applications may, upon grant of a patent, become a Unitary Patent which will be subject to the jurisdiction of the Unitary Patent Court (“UPC”). As the UPC is a new court system, there is no precedent for the court, increasing the uncertainty of any litigation. Patents granted before the implementation of the UPC may be opted out of the jurisdiction of the UPC and remaining as national patents in the UPC countries. Patents that remain under the jurisdiction of the UPC will be potentially vulnerable to a single UPC-based revocation challenge that, if successful, could invalidate the patent in all countries who are signatories to the UPC. We cannot predict with certainty the long-term effects of any potential changes.
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
In addition, any proprietary name we propose to use with our current or any other vaccine candidate in the United States must be approved by the FDA, regardless of whether we have registered it, or applied to register it, as a trademark. The FDA typically conducts a review of proposed product names, including an evaluation of the potential for confusion with other product names. If the FDA objects to any of our proposed proprietary product names, we may be required to expend significant additional resources to identify a suitable proprietary product name that would qualify under applicable trademark laws, not infringe the existing rights of third parties and be acceptable to the FDA.
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
•regulatory or legal developments in the United States and abroad, including as a result of the change in the U.S. administration in 2025;
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
•general economic, political and market conditions, including high inflation rates, bank failures, changes in interest rates, government tapering policies and the conflicts in Ukraine and the Middle East, tariffs, and overall fluctuations in the financial markets in the United States and abroad; and
•investors’ general perception of us and our business.
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
There is an increasing focus from certain investors and other key stakeholders concerning corporate responsibility, specifically related to environmental, social and governance (“ESG”) factors, and new ESG laws and regulations are expanding mandatory disclosure, reporting and diligence requirements. As a result, there is an increased emphasis on corporate responsibility ratings and a number of third parties provide reports on companies in order to measure and assess corporate responsibility performance. In addition, the ESG factors by which companies’ corporate responsibility practices are assessed may change, which could result in greater expectations of us and cause us to undertake costly initiatives to satisfy such new criteria. Alternatively, if we are unable to satisfy such new criteria, investors may conclude that our policies with respect to corporate responsibility are inadequate. We risk damage to our brand and reputation if our corporate responsibility procedures or standards do not meet the standards set by various constituencies or comply with new laws and regulations or changes to legal or regulatory requirements concerning ESG. We may be required to make investments in matters related to ESG, which could be significant and adversely impact our results of operations. Furthermore, if our competitors’ corporate responsibility performance is perceived to be greater than ours, potential or current investors may elect to invest with our competitors instead. In addition, if we communicate certain initiatives and goals regarding ESG matters, we could fail, or be perceived to fail, in our achievement of such initiatives or goals, or we could be criticized for the scope of such initiatives or goals. If we fail to satisfy the expectations of investors and other key stakeholders or our initiatives are not executed as planned or do not meet evolving legal and regulatory standards, our reputation and financial results could be materially and adversely affected.
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
Item 1C. Cybersecurity.
Cybersecurity Risk Management and Strategy
We have implemented and maintain various information security processes designed to identify, assess and manage material risks from cybersecurity threats to our critical computer networks, third party hosted services, communications systems, hardware and software, and our critical data, including intellectual property, confidential information that is proprietary, strategic or competitive in nature, and data related to our clinical trials (“Information Systems and Data”).

Our information security function, overseen by our Senior Vice President of IT and Facilities (“SVP of IT and Facilities”) and supported by members of our IT, Legal and Finance departments, and our third-party IT service providers, helps identify, assess and manage our cybersecurity threats and risks. This group identifies and assesses risks from cybersecurity threats by monitoring and evaluating our threat environment using various methods, including, for example: using manual and automated monitoring tools; subscribing to reports and services that identify cybersecurity threats; conducting scans of our threat environment; evaluating threats reported to us; conducting internal and external audits for certain data and systems; conducting threat assessments for internal and external threats; conducting vulnerability assessments to identify vulnerabilities; penetration testing; and having third parties conduct threat assessments.
Depending on the environment, we implement and maintain various technical, physical, and organizational measures, processes, standards and policies designed to manage and mitigate material risks from cybersecurity threats to our Information Systems and Data, including, for example: maintaining an incident response process; conducting risk assessments; encrypting certain of our data; segregating certain of our data; implementing network security controls; maintaining access and physical security controls; asset management processes for managing, tracking, and disposing of assets; monitoring our corporate systems; and providing security awareness training to employees.
Our assessment and management of material risks from cybersecurity threats are integrated into our overall risk management processes. For example, our senior management evaluates material risks from cybersecurity threats against our overall business objectives and reports to the audit committee of the board of directors, which evaluates our cybersecurity risks.
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

To date, cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected and we believe are not reasonably likely to materially affect us, including our business strategy, results of operations or financial condition. For a description of the risks from cybersecurity threats that may materially affect us and how they may do so, see our risk factors under Part 1. Item 1A. Risk Factors in this Annual Report on Form 10-K, including “If our information technology systems or those of the third parties upon which we rely, are or were compromised, we could experience adverse consequences resulting from such compromise, including, but not limited to, significant fines or other liability; regulatory investigations or actions; disruptions of our development programs or business operations; harms to our reputation, and other adverse consequences.”
Cybersecurity Governance
Our board of directors addresses our cybersecurity risk management as part of its general oversight function. The board of directors’ audit committee is responsible for overseeing our cybersecurity risk management processes, including oversight and mitigation of risks from cybersecurity threats.
Our cybersecurity risk assessment and management processes are implemented and maintained by certain individuals in our management, including our SVP of IT and Facilities, who has over 30 years of IT experience, including 10 years of information security experience, in various IT leadership roles in life sciences companies.
Our SVP of IT and Facilities is responsible for hiring appropriate personnel, helping to integrate cybersecurity risk considerations into our overall risk management strategy, and communicating key priorities to relevant personnel.
Our SVP of IT and Facilities is responsible for preparing budgets, helping prepare for cybersecurity incidents, approving cybersecurity processes, and reviewing security assessments and other security-related reports.
Our cybersecurity incident response processes are designed to escalate certain cybersecurity incidents and vulnerabilities to members of management depending on the circumstances, including our President and CFO. Our President and CFO works with our incident response team to help us mitigate and remediate cybersecurity incidents of which they are notified. In addition, our incident response processes include reporting to the audit committee of the board of directors for certain cybersecurity incidents.
The audit committee receives quarterly or as needed reports from our SVP of IT and Facilities concerning our significant cybersecurity threats and risk and the processes we have implemented to address them. The audit committee also has access to various reports, summaries or presentations related to cybersecurity threats, risk and mitigation.
Item 2. Properties.

Our corporate headquarters is located in San Carlos, California, where we currently lease and occupy 125,584 square feet of laboratory and office space pursuant to an Amended and Restated Lease Agreement (the “Amended and Restated Lease”). Our Amended and Restated Lease premises consist of an aggregate of approximately 258,581 square feet of laboratory and office space, of which (i) 16,731 square feet we currently sublet, and (ii) 116,266 square feet of which the lease commencements will begin starting in late 2025 through 2026. Our Amended and Restated Lease expires on February 28, 2035. We use our corporate headquarters primarily for corporate research, development, regulatory, manufacturing and quality functions. We believe that our existing facilities are adequate to meet our current needs.
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
Holders
As of February 21, 2025, there were approximately 8 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
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
The following stock performance graph compares our cumulative total stock return relative to the cumulative total returns of the Nasdaq Composite Index and the Nasdaq Biotechnology Index for the period from June 12, 2020 (the date our common stock commenced trading on the Nasdaq Global Select Market) through December 31, 2024. The figures below assume an investment of $100 in our common stock at the closing price of $26.15 on June 12, 2020, the date of our IPO, and in each index on the same date and the reinvestment of the full amount of all dividends into shares of common stock; however, no dividends have been declared on our common stock to date. The stockholder returns shown on the graph below are based on historical results and are not indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.
Unregistered Sales of Equity Securities
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.
Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes and other financial information included elsewhere in this Annual Report on Form 10-K. For discussion and analysis related to our financial condition and results of operations comparing the year ended December 31, 2023 ("2023") to the year ended December 31, 2022, refer to Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for 2023, which was filed with the Securities and Exchange Commission on February 27, 2024. This discussion and analysis contain forward-looking statements based upon our current beliefs, plans and expectations that involve risks, uncertainties and assumptions, such as statements regarding our plans, objectives, expectations, intentions and beliefs. Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the section titled “Risk Factors” and elsewhere in this Annual Report on Form 10-K. You should carefully read the “Risk Factors” section of this Annual Report on Form 10-K to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements. Please also see the section titled “Special Note Regarding Forward-Looking Statements.”
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
Our pipeline includes:
•Pneumococcal conjugate vaccine (“PCV”) candidates that we believe are among the broadest-spectrum PCV candidates currently in development, targeting the approximately $8 billion global pneumococcal vaccine market. Pneumococcal disease is an infection caused by Streptococcus pneumoniae bacteria. It can result in invasive pneumococcal disease (“IPD”), including meningitis and bacteremia, and non-invasive pneumococcal disease, including pneumonia, otitis media and sinusitis. Our broad-spectrum, carrier-sparing PCV candidates, VAX-31 and VAX-24, are designed to improve upon the standard-of-care PCVs for both adults and children by covering the serotypes that are responsible for a significant portion of IPD in circulation and are associated with high case-fatality rates, antibiotic resistance and meningitis, while maintaining coverage of previously circulating strains that are currently contained through continued vaccination practice.
◦PCV Franchise Adult Indication:
▪VAX-31 is a 31-valent, broad-spectrum, carrier-sparing investigational PCV being developed for the prevention of IPD. VAX-31 is the broadest-spectrum PCV in the clinic, and has the potential to provide protection against both currently circulating and historically prevalent serotypes. VAX-31 was designed to increase coverage, in a single vaccine, to more than 95% of IPD circulating in adults in the United States aged 50 and older, with the potential to provide an incremental 12-40% of coverage over current standard-of-care adult PCVs.
•In September 2024, we announced positive topline results from a Phase 1/2 study of VAX-31 in adults. The VAX-31 Phase 1/2 clinical study was a randomized, observer-blind, active-controlled, dose-finding clinical study designed to evaluate the safety, tolerability and immunogenicity of a single injection of VAX-31 at three dose levels (low, middle and high) and compared to Prevnar 20® ("PCV20") in 1,015 healthy adults aged 50 and older. In the low, middle and high doses, all serotypes were dosed at 1.1mcg, 2.2mcg and 3.3mcg, respectively, except serotypes 1, 5 and 22F, which were dosed at 1.65mcg, 3.3mcg, and 4.4mcg, respectively. The Phase 1 portion of the study included 64 healthy adults 50 to 64 years of age and the Phase 2 portion included 951 healthy adults 50 years of age and older. The immunogenicity objectives of the study included an assessment of the induction of antibody responses at Month 1, based on opsonophagocytic activity (“OPA”) and immunoglobulin G ("IgG"), at each of the three VAX-31 doses and compared to PCV20 for the 20 serotypes in common, as well as for the additional 11 serotypes contained in VAX-31, but not in PCV20.

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

Based on these positive results, we selected VAX-31 to advance to an adult Phase 3 program, and plan to select the dose prior to the initiation of such program. Following an FDA End-of-Phase 2 meeting, we plan to initiate a Phase 3 pivotal, non-inferiority study by mid-2025 and announce topline safety, tolerability and immunogenicity data from this study in 2026. We plan to initiate the remaining Phase 3 studies in 2025 and 2026 and announce data from those studies in 2026 and 2027.

•In November 2024, we announced that the FDA granted a breakthrough therapy designation ("BTD") for VAX-31 in adults.
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
•In July 2023, we announced that the Phase 2 study of VAX-24 in healthy infants had advanced to the second and final stage of the study. An independent data safety monitoring board ("DSMB") approved advancing to the second stage of the study following the review of the safety and tolerability results from the first stage. Additionally, in agreement with the FDA, we amended the study protocol for Stage 2 of the study, changing the study comparator to PCV20, which became the broadest-spectrum PCV recommended by the Advisory Committee on Immunization Practices (“ACIP”) in June 2023. This Phase 2 study is evaluating the safety, tolerability and immunogenicity of VAX-24 in healthy infants at the same three dose levels, 1.1mcg, 2.2mcg and 2.2mcg/4.4mcg, that were evaluated in Stage 1. Per ACIP guidelines, the primary immunization series includes three doses given at two months, four months and six months of age, followed by a booster dose at 12-15 months of age.
•In March 2024, we announced the completion of enrollment in the VAX-24 Phase 2 study in infants. A total of 802 healthy infants (48 from stage 1 and 754 from Stage 2) were enrolled. We expect to announce topline safety, tolerability and immunogenicity data from the Phase 2 primary three-dose immunization series by the end of the first quarter 2025, followed by topline data from the booster dose by the end of 2025.

▪VAX-31 is a 31-valent, broad-spectrum, carrier-sparing investigational PCV being developed for the prevention of IPD in not only adults, but also in children. VAX-31 is the broadest-spectrum PCV in the clinic designed to cover approximately 94% of IPD and 93% of acute otitis media due to streptococcus pneumonia in children under five years of age in the United States.
•In December 2024, we announced that the first participants were dosed in the first stage of a Phase 2 study of VAX-31 in infants. Stage 1 of the study evaluated the safety and tolerability of VAX-31 at three dose levels (low, middle and high) and compared to PCV20 in 48 infants in a dose-escalation approach. In the low, middle and high doses, all serotypes were dosed at 1.1mcg, 2.2mcg and 3.3mcg, respectively, except serotypes 1, 5 and 22F, which were dosed at 1.65mcg, 3.3mcg, and 4.4mcg, respectively. Participants who received VAX-31 in Stage 1 will continue the standard dosing regimen as part of Stage 2 and will be included in the safety, tolerability and immunogenicity analysis of the study.
•In February 2025, we announced that the Phase 2 study of VAX-31 in healthy infants had advanced to the second and final stage of the study. Stage 2 of the study is evaluating the safety, tolerability and immunogenicity of VAX-31 at the same three dose levels evaluated in Stage 1 and compared to PCV20 in approximately 750 infants. In line with recommendations from the ACIP, the study design includes a primary immunization series consisting of three doses given at two months, four months and six months of age, followed by a subsequent booster dose at 12-15 months of age. We expect to share topline data from the primary three-dose immunization series of the study in mid-2026, followed by topline data from the booster dose approximately nine months later.

•VAX-A1, a novel conjugate vaccine candidate designed to prevent disease caused by Group A Streptococcus (“Group A Strep”). Group A Strep is pervasive globally and causes an estimated 800 million cases of illness annually, including pharyngitis, or strep throat, and certain severe invasive infections and sequelae. There is currently no vaccine against Group A Strep, which is one of the leading infectious disease-related causes of death and disability worldwide and a significant contributor to the prescription of antibiotics in children. We believe we have demonstrated preclinical proof of concept for VAX-A1, the data for which were published in December 2020. We nominated the final vaccine candidate for VAX-A1 in the first quarter of 2021 and initiated Investigational New Drug ("IND")-enabling activities in the second half of 2021. We continue to advance the development of VAX-A1 and we intend to provide further information about the anticipated timing of an IND application as the program progresses.
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
•VAX-GI, a novel preclinical vaccine candidate being developed as a preventative treatment for dysentery and shigellosis, which is caused by Shigella bacteria. Shigella is a bacterial illness estimated to cause 80 million to 165 million cases of disease and 600,000 deaths annually, mostly among children. The central antigen in VAX-GI is IpaB, a well-appreciated antigen that other developers have been unable to produce in an amount sufficient to enable a commercial product. With our cell-free technology, we believe we can produce this antigen at substantially improved yields, allowing for commercial-scale production. VAX-GI is being developed in collaboration with the University of Maryland, Baltimore as well as with partial funding from two research grants awarded by the National Institutes of Health (“NIH”).
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
Following an FDA VAX-31 End-of-Phase 2 meeting, we plan to initiate a Phase 3 pivotal, non-inferiority study by mid-2025 and announce topline safety, tolerability and immunogenicity data in 2026. We plan to initiate remaining VAX-31 Phase 3 studies in 2025 and 2026 and announce data from these studies in 2026 and 2027.
•VAX-31 Granted Breakthrough Therapy Designation from the FDA for the Prevention of IPD in Adults: In November 2024, we announced that the FDA granted Breakthrough Therapy designation ("BTD") for VAX-31 for the prevention of IPD in adults. With BTD, Vaxcyte has access to all the elements of the FDA’s Fast Track program, as well as the ability to receive guidance and support from the FDA on an efficient drug development program and an organizational commitment from senior managers within the FDA.
•Positive Results from VAX-24 Phase 2 Study in Adults Aged 65 and Older Published in the Journal Vaccine Adds to Body of Evidence Validating the Potential of Our Carrier-Sparing Platform: In July 2024, the safety, tolerability and immunogenicity results from the VAX-24 Phase 2 study in adults aged 65 and older were published in the journal Vaccine.
PCV Franchise Infant Indication:
•Completed Enrollment of Phase 2 Study Evaluating VAX-24 for the Prevention of IPD in Infants: In March 2024, we announced the completion of enrollment in the Phase 2 clinical study evaluating VAX-24 in healthy infants.
We plan to announce topline safety, tolerability and immunogenicity data from the primary three-dose immunization series of the Phase 2 study, which is fully enrolled with 802 healthy infants, by the end of the first quarter 2025, followed by topline data from the booster dose by the end of 2025.

•Initiated Phase 2 Study Evaluating VAX-31 for the Prevention of IPD in Infants: In December 2024, we announced the initiation of the Phase 2 study of VAX-31 in healthy infants and that the first study participants have been dosed. In February 2025, we announced that the Phase 2 study of VAX-31 in healthy infants had advanced to the second and final stage of the study.
We plan to announce topline safety, tolerability and immunogenicity data from the ongoing VAX-31 infant Phase 2 study primary three-dose immunization series in mid-2026, followed by topline data from the booster dose approximately nine months later.
Equity Financing:
Completed two Follow-On Financings Totaling $2.4 Billion in Gross Proceeds
•In February 2024, we completed an underwritten public offering of 12,695,312 shares of our common stock, which included the full exercise of the underwriters’ option to purchase an additional 1,757,812 shares, at a public offering price of $64.00 per share and pre-funded warrants to purchase 781,250 shares of our common stock at a public offering price of $63.999 per underlying share. The aggregate gross proceeds to us from the offering were $862.5 million, before deducting underwriting discounts and commissions and other estimated offering expenses payable by us, and excluding the exercise of any pre-funded warrants.
•In September 2024, we completed an underwritten public offering of 12,087,378 shares of our common stock, which included the full exercise of the underwriters’ option to purchase an additional 1,893,203 shares, at a public offering price of $103.00 per share and pre-funded warrants to purchase 2,427,184 shares of our common stock at a public offering price of $102.999 per pre-funded warrant. The aggregate gross proceeds to us from the offering were $1.5 billion, before deducting underwriting discounts and commissions and other estimated offering expenses payable by us, and excluding the exercise of any pre-funded warrants.
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
•Appointed John Furey to Board of Directors: In July 2024, we appointed John Furey to our Board of Directors. Mr. Furey is an accomplished biopharmaceutical executive with over 30 years of experience developing and implementing operational strategies and leading commercial and technical teams, including senior leadership roles in the U.S., Europe and Asia. He currently serves as Chief Executive Officer of Imvax, a clinical-stage biotechnology company developing novel immunotherapies for cancer.
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
We have incurred net losses in each year since inception and expect to continue to incur net losses in the foreseeable future. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending in large part on the timing of our preclinical studies, clinical trials and manufacturing activities, and our expenditures on other research and development activities. Our net losses were $463.9 million, $402.3 million and $223.5 million for the years ended December 31, 2024, 2023 and 2022, respectively. As of December 31, 2024, we had an accumulated deficit of $1,388.3 million and cash, cash equivalents and investments of $3,134.7 million. We believe our cash, cash equivalents and investments will be sufficient to fund our operating expenses and capital expenditure requirements through at least 12 months from the filing date of this Annual Report on Form 10-K.
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
•progress in the scale-up of our manufacturing capabilities, in particular to prepare for the potential commercial launches of VAX-31 in the adult population and VAX-31 and/or VAX-24 in the pediatric population;
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
Under each of the 2022 Lonza DMSA and 2023 Lonza DMSA (collectively, the “Lonza Agreements”), we pay Lonza agreed-upon fees for their performance of development and manufacturing services and pass-through expenses incurred by Lonza for raw materials, as well as customary procurement and handling fees. Under each Lonza Agreement, we own all rights, title and interest in and to any and all New Customer Intellectual Property (as defined in each Lonza Agreement), and Lonza owns all rights, title and interest in New General Application Intellectual Property (as defined in each Lonza Agreement). For additional information about the Lonza Agreements, see “Manufacturing and Supply—Lonza Agreements—Development and Manufacturing Services Agreements” included in Part I, Item 1. Business of this Annual Report on Form 10-K.
Commercial Manufacturing and Supply Agreement

In October 2023, we entered into a pre-commercial services and commercial manufacturing supply agreement with Lonza (the “Commercial Manufacturing and Supply Agreement”), pursuant to which Lonza will (i) construct and build out a dedicated suite (the “Suite”) at Lonza’s facilities in Visp, Switzerland to manufacture certain key components (including drug substance) for our proprietary PCV franchise and any other products or intermediates we may choose (collectively, the “Products”) and (ii) maintain and operate the Suite (utilizing Lonza’s employees) to manufacture the Products as a service provided to us, including conducting related quality control and quality assurance operations. Pursuant to the Commercial Manufacturing and Supply Agreement, Lonza will be a preferred, non-exclusive, supplier of the Products to us, and we retain the right to procure the Products from one or more alternate and/or backup manufacturers of the Products (including at our own facilities).

For additional details regarding our relationship with Lonza and the Commercial Manufacturing and Supply Agreement, see “Manufacturing and Supply—Lonza Agreements—Commercial Manufacturing and Supply Agreement” included in Part I, Item 1. Business of this Annual Report on Form 10-K, Note 7, “Commitments and Contingencies,” and Note 4, “Commercial Manufacturing and Supply Agreement” to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

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

On September 28, 2023, we and Sutro Biopharma amended certain terms of the Sutro Biopharma License Agreement, including with respect to (i) royalty reduction provisions applicable in the event of expiration of relevant patent claims, which would result in lower royalties payable by us to Sutro Biopharma under certain circumstances, (ii) the ownership, prosecution, maintenance and enforcement of certain intellectual property rights licensed or arising under the Sutro Biopharma License Agreement (including as agreed to be amended in the Option Agreement (as defined below), and (iii) the timing and form for financial reporting of royalty payment calculations. For additional information about the Sutro Biopharma License Agreement, see “Manufacturing and Supply—Sutro Biopharma Agreements—Amended and Restated License Agreement with Sutro Biopharma” included in Part I, Item 1. Business of this Annual Report on Form 10-K.
Supply Agreement with Sutro Biopharma

In May 2018, we entered into a supply agreement with Sutro Biopharma, which was subsequently amended on February 22, 2021 and November 21, 2023 (as amended, the “Sutro Biopharma Supply Agreement”) pursuant to which we purchase from Sutro Biopharma extract and custom reagents for use in manufacturing non-clinical and certain clinical supply of vaccine compositions utilizing the technology licensed under the Sutro Biopharma License at prices not to exceed a specified percentage above Sutro Biopharma’s fully burdened manufacturing cost. If any extracts or custom reagents do not meet the specifications and warranties provided, then we will not have an obligation to pay for the non-conforming product, and Sutro Biopharma will be obligated to replace the non-conforming product within the shortest possible time with conforming product at our cost. In December 2019, we exercised our right to require Sutro Biopharma to establish a second supplier for extract and custom reagents to support our anticipated clinical and commercial needs. For additional information about the Sutro Biopharma Supply Agreement, see “Manufacturing and Supply—Sutro Biopharma Agreements—Supply Agreement with Sutro Biopharma” included in Part I, Item 1. Business of this Annual Report on Form 10-K.
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

On November 21, 2023 (the “Option Exercise Date”), we exercised the Option by submitting written notice thereof to Sutro Biopharma and concurrently paid Sutro Biopharma $50.0 million in cash as the first of two installment payments for the Option exercise price, followed by the second and final installment of $25.0 million in cash on May 13, 2024. Upon the occurrence of certain regulatory milestones, certain additional milestone payments may total up to $60.0 million in cash. In the event that we undergo a change of control, certain rights and payments may be accelerated. For additional information about the Option Agreement, see “Manufacturing and Supply—Sutro Biopharma Agreements—Option Agreement with Sutro Biopharma” included in Part I, Item 1. Business of this Annual Report on Form 10-K.

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

For additional details regarding our relationship with Sutro Biopharma and the Manufacturing Rights Agreement, see “Manufacturing and Supply—Sutro Biopharma Agreements—Manufacturing Rights Agreement with Sutro Biopharma” included in Part I, Item 1. Business of this Annual Report on Form 10-K and Note 7, “Commitments and Contingencies,” to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Impact of Certain Trends and Macroeconomic Environment
The Company operates in an industry that is subject to significant government regulation. The Company’s operations are subject to significant risk and uncertainties, including financial, operational, technological, regulatory and political. Such factors include, but are not necessarily limited to, the results of clinical testing and trial activities; our ability to adequately demonstrate sufficient safety and immunogenicity or efficacy of our vaccine candidates; our ability to enroll subjects in our ongoing and future clinical trials; our ability to successfully manufacture and supply our vaccine candidates for clinical trials or for future potential commercialization; our ability to obtain additional capital to finance our operations; our ability to obtain, maintain and protect our intellectual property rights; developments relating to our competitors and our industry, including competing vaccine candidates; the ability to obtain regulatory approval; the necessary requirements for regulatory approval; the ability to obtain favorable licensing, manufacturing or other agreements; the political and regulatory environment with the change in the U.S. administration in 2025; general and market conditions; and other risks and uncertainties, including those more fully described in the “Risk Factors” section of this Annual Report on Form 10-K.

The trends towards rising inflation may materially adversely affect our business and corresponding financial position and cash flows. Inflationary factors, such as increases in the cost of our clinical trial materials and supplies, fluctuating interest rates and increases in overhead costs may adversely affect our operating results. Fluctuating interest rates and rising inflation rates have in the past and may in the future present a challenge impacting the U.S. economy and could make it more difficult for us to obtain traditional financing on acceptable terms, if at all, in the future.
We may experience increases in our operating costs in the near future, including our labor costs and research and development costs, due to rising inflation, tariffs, supply chain constraints, and civil and political unrest in certain countries and regions.
Components of Results of Operations
Operating Expenses
Research and Development
Research and development expenses represent costs incurred in performing research, development and manufacturing activities in support of our own product development efforts. These include internal personnel-related costs (including salaries, employee benefits and stock-based compensation) for our personnel in research and development functions, and external costs related to (i) acquiring, developing and manufacturing supplies for preclinical studies, clinical trials and other studies, including fees paid to CMOs; (ii) agreements with contract research organizations (“CROs”), investigative sites and consultants to conduct non-clinical and preclinical studies and clinical trials; (iii) professional and consulting services; (iv) research and development consumables; (v) laboratory supplies and equipment; and (vi) facility and other allocated shared services.
Research and development expenses, including costs related to acquired manufacturing rights, are expensed as incurred if it is determined there is no alternative future use. Non-refundable advance payments for services that will be used or rendered for future research and development activities are recorded as prepaid expenses and recognized as expenses as the related services are performed. We do not allocate all of our costs by vaccine candidates, as our research and development expenses include internal costs, such as payroll and other personnel expenses, which are not tracked by vaccine candidate. In particular, with respect to internal costs, several of our departments support multiple vaccine candidate research and development programs.

We expect our research and development expenses to increase substantially as we advance our vaccine candidates into and through preclinical studies and clinical trials, manufacture drug product for our clinical trials, scale up our manufacturing activities, establish additional manufacturing capacity to meet potential incremental supply requirements following the potential initial commercial launch of VAX-31 for adults, pursue regulatory approval of our vaccine candidates and expand our pipeline of vaccine candidates. The process of conducting the necessary preclinical and clinical research and completing the manufacturing requirements to obtain regulatory approval is costly and time-consuming. The actual probability of success for our vaccine candidates may be affected by a variety of factors, including the safety and efficacy or immunogenicity of our vaccine candidates, clinical data, investment in our clinical programs, competition, manufacturing capabilities and commercial viability. We may never succeed in achieving regulatory approval for any of our vaccine candidates. As a result of the uncertainties discussed above, we are unable to determine the duration and completion costs of our research and development projects or if, when and to what extent we will generate revenue from the commercialization and sale of our vaccine candidates.
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
General and Administrative
General and administrative expenses consist primarily of costs and expenses related to personnel (including salaries, employee benefits and stock-based compensation) in our executive, legal, finance and accounting, human resources and other administrative functions; legal services relating to intellectual property and corporate matters; accounting, auditing, consulting and tax services; insurance; and facility and other allocated shared costs not otherwise included in research and development expenses. We expect our general and administrative expenses to continue to increase as we increase our headcount and expand our services to support our continued research and development activities and grow our business.
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
We recognized $1.0 million, $4.8 million and $1.9 million in grant income for funding research and development under these awards during the years ended December 31, 2024, 2023 and 2022, respectively. Grant income is included as a component of Other income (expense), net in the consolidated statements of operations.
We are currently working on a discovery program with the University of North Carolina at Chapel Hill and the University of Chicago to develop a vaccine candidate for the prevention of Chlamydia, which is funded in part by a grant from the NIAID that provides potential funding up to five years totaling approximately $9.5 million. As of December 31, 2024, we have not yet received funding under this award.

Results of Operations
The following table summarizes our results of operations for the periods presented:

	Year Ended December 31,			2024 vs. 2023 Change		2023 vs. 2022 Change
	2024	2023	2022	$	%	$	%

	(in thousands)
Operating expenses:
Research and development	$476,644	$332,341	$169,451	$144,303	43.4%	$162,890	96.1%
Acquired manufacturing rights	—	$75,000	22,995	(75,000)	(100.0%)	52,005	226.2%
General and administrative	92,902	60,700	39,810	32,202	53.1%	20,890	52.5%
Total operating expenses	569,546	468,041	232,256	101,505	21.7%	235,785	101.5%
Loss from operations	(569,546)	(468,041)	(232,256)	(101,505)	21.7%	(235,785)	101.5%
Other income, net:
Interest expense	—	—	(2)	—	—	2	(100.0%)
Interest income	109,994	62,907	8,356	47,087	74.9%	54,551	652.8%
Other income (expense)	(4,375)	2,868	417	(7,243)	(252.5%)	2,451	587.8%
Total other income, net	105,619	65,775	8,771	39,844	60.6%	57,004	649.9%
Net loss	$(463,927)	$(402,266)	$(223,485)	$(61,661)	15.3%	$(178,781)	80.0%

Operating Expenses
Research and Development Expenses
Research and development expenses increased by $144.3 million, or 43.4%, in 2024 compared to 2023. The increase was driven by (i) external costs, which grew by $87.5 million largely due to increased development and manufacturing activities in connection with the adult and infant PCV programs, including to support the potential future commercial launches, and (ii) internal personnel-related costs, which grew by $56.8 million largely due to headcount growth.
Acquired Manufacturing Rights
In December 2022, we entered into the Option Agreement with Sutro Biopharma, pursuant to which we acquired the Option. As consideration for the Option and other rights and authorizations granted to us under the Option Agreement, we paid Sutro Biopharma upfront consideration of $22.5 million, consisting of (i) $10.0 million in cash and $7.5 million worth of shares of our common stock (the number of shares to be calculated based on the arithmetic average of the daily volume weighted average price of our common stock as traded on Nasdaq in the three consecutive trading days immediately prior to the issuance thereof) in December 2022, and (ii) $5.0 million on October 2, 2023 within five business days after we and Sutro Biopharma mutually agree in writing upon the Form Definitive Agreement on September 28, 2023. The 167,780 shares of common stock issued was recorded at fair value of $8.0 million on the date of settlement, December 22, 2022.
In November 2023, we exercised the Option by submitting written notice thereof to Sutro Biopharma and concurrently paid Sutro Biopharma $50.0 million in cash as the first of two installment payments for the Option exercise price, followed by the second and final installment of $25.0 million in cash in May 2024. We determined there was no current alternative future use of the acquired manufacturing rights from the Option Agreement and, as a result, the amounts paid were expensed as incurred. No additional cost was incurred in the year ended December 31, 2024.
Upon the occurrence of certain regulatory milestones, we would be obligated to pay Sutro Biopharma certain additional milestone payments totaling up to $60.0 million in cash. In the event that we undergo a change of control, certain rights and payments may be accelerated.
General and Administrative Expenses
General and administrative expenses increased by $32.2 million, or 53.1%, in 2024 compared to 2023. The increase was due to primarily (i) personnel-related costs, which grew by $24.9 million largely due to headcount growth, and (ii) professional and consulting services, which grew by $4.6 million.

Other Income (expense), Net
Other income (expense), net increased by $39.8 million, or 60.6%, in 2024 compared to 2023. The increase was primarily attributable to a $47.1 million increase in interest income as a result of higher cash and investment balances resulting from our follow-on equity and ATM financings combined with increases in interest rates resulting from a longer average investment portfolio duration, partially offset by a decrease in grant income and an increase in foreign currency losses.
Liquidity and Capital Resources
From inception through December 31, 2024, we have incurred losses and negative cash flows from operations and have funded our operations primarily through the issuance of common stock, pre-funded warrants to purchase our common stock and, prior to our IPO, redeemable convertible preferred stock, totaling approximately $4.7 billion in aggregate gross proceeds or $4.5 billion net of underwriting discounts, commissions and offering expenses. As of December 31, 2024, we had $387.9 million of cash and cash equivalents, $2,746.8 million in investments and an accumulated deficit of $1,388.3 million.

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
ATM Program
In July 2021, we entered into an Open Market Sales AgreementSM (the “Original ATM Sales Agreement”) with Jefferies LLC (“Jefferies”), which provided that, upon the terms and subject to the conditions and limitations set forth in the Original ATM Sales Agreement, we had the right to issue and sell, from time to time, shares of our common stock having an aggregate offering price of up to $150.0 million through Jefferies acting as our sales agent or principal. As of February 27, 2023, we had sold 4,995,709 shares of our common stock under the Original ATM Sales Agreement at a weighted average price of $27.57 per share for aggregate gross proceeds of $137.8 million. On February 27, 2023, we and Jefferies entered into an amendment to the Original ATM Sales Agreement (as amended, the “Amended ATM Sales Agreement”) pursuant to which we may offer and sell shares of our common stock having an aggregate offering price of up to $400.0 million. The material terms and conditions of the Original ATM Sales Agreement otherwise remain unchanged. As of December 31, 2024, we have sold 4,211,367 shares of our common stock under the Amended ATM Sales Agreement at a weighted average price of $64.19 per share for aggregate gross proceeds of $270.3 million, or $264.2 million net of commissions and offering expenses, with $129.7 million remaining for future sales under the Amended ATM Sales Agreement.
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
•expenses needed to attract, hire and retain skilled personnel; and
•the impact of macroeconomic factors, including potential effects of changes in federal government regulation, rising inflation which may impact labor costs, research and development costs, tariffs, and supply chain constraints, as well as civil and political unrest in certain countries and regions, which may exacerbate the magnitude of the factors discussed above.
A change in the outcome of any of these or other variables could significantly change the costs and timing associated with the development of our vaccine candidates. Furthermore, our operating plans may change in the future, and we may need additional funds to meet operational needs and capital requirements associated with such change.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Net cash used in operating activities	$(452,627)	$(296,790)	$(170,597)
Net cash (used in) provided by investing activities	(2,005,666)	(773,311)	74,585
Net cash provided by financing activities	2,448,508	639,813	861,547
Effect of exchange rate changes on cash and cash equivalents	426	(6,686)	137
Net (decrease) increase in cash and cash equivalents	$(9,359)	$(436,974)	$765,672
Cash Flows from Operating Activities

Cash used in operating activities for the year ended December 31, 2024 was $452.6 million, an increase of $155.8 million compared to 2023. The increase was primarily due to higher cash expenditures to support our business growth and increased development and manufacturing activities in connection with the adult and infant PCV programs, including support for the potential future commercial launches, as well as timing of payments.
Cash Flows from Investing Activities

Cash used in investing activities for the year ended December 31, 2024 was $2,005.7 million, an increase of $1,232.4 million compared to 2023. The increase was primarily due to an increase of $1,756.8 million in purchases of investments and $44.9 million in payments related to manufacturing facility build-out and equipment construction-in-progress, partially offset by an increase of $521.4 million in maturities of investments and $54.4 million in sales of investments in 2024.
Cash Flows from Financing Activities

Cash provided by financing activities for the year ended December 31, 2024 was $2,448.5 million, an increase of $1,808.7 million compared to 2023. The increase was primarily due to an increase in (i) net proceeds from our follow-on public offerings of $1,694.4 million, (ii) net proceeds from Amended ATM Sales Agreement of $105.2 million, and (iii) proceeds from the issuance of shares through employee equity incentive plans of $19.5 million, partially offset by taxes paid related to the net share settlement of equity awards of $10.4 million.
Contractual Obligations and Commitments
Our material cash requirements include the following contractual and other obligations.
Leases
We have operating lease agreements for our office spaces. As of December 31, 2024, we had lease payment obligations totaling $100.1 million, of which $10.9 million is payable within one year.
Option Agreement
On November 21, 2023 (the “Option Exercise Date”), we exercised the Option pursuant to the Option Agreement by submitting written notice thereof to Sutro Biopharma and concurrently paid Sutro Biopharma $50.0 million in cash as the first of two installment payments for the Option exercise price, followed by the second and final installment of $25.0 million in cash on May 13, 2024. Upon the occurrence of certain regulatory milestones, we would be obligated to pay Sutro Biopharma certain additional milestone payments totaling up to $60.0 million in cash. In the event that we undergo a change of control, certain rights and payments may be accelerated.
Purchase Commitments
We have certain payment obligations under various license agreements. Under these agreements, we are required to make milestone payments upon successful completion and achievement of certain intellectual property, clinical, regulatory and sales milestones. The payment obligations under the license agreements are contingent upon future events such as our achievement of specified development, clinical, regulatory and commercial milestones, and we will be required to make development milestone payments and royalty payments in connection with the sale of products developed under these agreements. As the achievement and timing of these future milestone payments are not probable or estimable, such amounts have not been included in our balance sheets as of December 31, 2024.
We enter into agreements in the normal course of business with CMOs and other vendors for manufacturing services and raw materials purchases. We rely on several third-party manufacturers for our manufacturing requirements. As of December 31, 2024, we had the following amounts of non-cancelable purchase commitments related to manufacturing services and raw materials purchased due to our key manufacturing partners. These amounts represent our minimum contractual obligations, including termination fees. If we terminate certain firm orders with our key manufacturing partners, we will be required to pay for the manufacturing services scheduled or raw materials purchased under our arrangements. The actual amounts we pay in the future to the vendors under such agreements may differ from the purchase order amounts.

Years ending December 31,	(in thousands)
2025	$291,634
2026	79,388
2027	558
2028	415
Total non-cancelable purchase commitments due to key manufacturing partners	$371,995
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
Accrued Research and Development Expenses
We have entered into various agreements with CMOs and CROs. As part of the process of preparing our consolidated financial statements, we are required to estimate our accrued research and development expenses, including accrued contract manufacturing expenses, as of each balance sheet date. This process involves reviewing open contracts and purchase orders, communicating with our personnel and third parties to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of the actual cost. We make estimates of our accrued research and development expenses as of each balance sheet date based on facts and circumstances known to us at that time. We periodically confirm the accuracy of our estimates with the service providers and make adjustments, if necessary. The significant estimates in our accrued research and development expenses include the costs incurred for services performed by our vendors in connection with research and development activities for which we have not yet been invoiced.
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
Stock-Based Compensation Expense
Our use of the Monte Carlo simulation model and Black-Scholes option-pricing model requires the input of subjective assumptions, such as expected volatility. In addition to expected volatility, the assumptions, including expected term and risk-free interest rate, used in our option pricing model and simulation model represent management’s best estimates. These estimates involve inherent uncertainties and the application of management’s judgment. If factors change and different assumptions are used, our stock-based compensation expense could be materially different in the future.
Refer to Note 2, “Basis of Presentation and Summary of Significant Accounting Policies,” and Note 10, “Equity Incentive Plans,” to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for more information on assumptions used in estimating stock-based compensation expense.
Recently Adopted Accounting Pronouncements

See Note 2, “Basis of Presentation and Summary of Significant Accounting Policies,” to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
Our cash and cash equivalents as of December 31, 2024 and December 31, 2023 consisted of readily available checking and money market funds. As of December 31, 2024, we also invested in U.S. Treasury securities, U.S. government agency securities, corporate debt, commercial paper and asset-backed securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. We do not believe that our cash and cash equivalents have significant risk of default or illiquidity. As of December 31, 2024 and 2023, we had approximately $3,134.7 million and $1,242.9 million in cash, cash equivalents and investments, respectively. For the years ended December 31, 2024 and 2023, we had interest income of $110.0 million and $62.9 million, respectively. The following table shows the impact of a hypothetical 10% increase or decrease in interest rates on our net assets as of December 31, 2024 and our net loss for the year then ended:

	Impact on Net Assets as of December 31, 2024	Impact on Net Loss for the year ended December 31, 2024

Hypothetical Change in Interest Rates	(in thousands)
10% increase	$13,323	$7,291
10% decrease	$(13,323)	$(7,291)
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
Foreign Currency Risk
We are exposed to market risk related to changes in foreign currency exchange rates, mainly relating to our contracts with Lonza, our CMO in Switzerland. We have also entered into a limited number of contracts with other parties with payments denominated in foreign currencies. Payments under these contracts are made in foreign currencies and are subject to fluctuations in foreign currency rates. We do not currently have a formal program in place to hedge foreign currency risks. However, from time to time, we buy Swiss Francs (“CHF”), which is the majority of our foreign currency exposure, at market and hold CHF in our bank accounts. As of December 31, 2024 and December 31, 2023, we had approximately $25.8 million and $7.6 million of CHF cash and cash equivalents, respectively, held at two financial institutions. As of December 31, 2024 and December 31, 2023, we had foreign currency denominated accounts payable and accrued expenses of $72.4 million and $60.3 million, respectively. As of December 31, 2024 and December 31, 2023, we had foreign currency denominated property, plant and equipment of $157.6 million and $51.8 million, respectively. As of December 31, 2024 and December 31, 2023, we had foreign currency denominated other assets of $62.5 million and $34.7 million, respectively. To date, foreign currency transaction gains and losses have not been material to our consolidated financial statements. The following table shows the impact of a hypothetical 10% increase or decrease in current exchange rates on our net assets as of December 31, 2024 and our net loss for the 12 months ended December 31, 2024:

	Impact on Net Assets as of December 31, 2024	Impact on Net Loss for the year ended December 31, 2024

	(in thousands)
Hypothetical Change in Currency Exchange Rates
10% increase	$(12,192)	$(9,342)
10% decrease	$12,192	$9,342
As our foreign currency risk increases in the future, we will evaluate alternative strategies, including hedging, to mitigate our foreign currency exposure.

Effects of Inflation
The rate of inflation in the United States has risen to levels not experienced in decades. Inflation generally affects us by increasing our cost of labor and research and development contract costs. The extent of any future impacts from inflation on our business and our results of operations will be dependent upon how long the elevated inflation levels persist and if the rate of inflation were to accelerate, neither of which we are able to predict. If elevated levels of inflation were to persist or if the rate of inflation were to further increase, the purchasing power of our cash and cash equivalents may be eroded, our expenses could increase faster than anticipated and we may utilize our capital resources sooner than expected. We do not believe inflation had a material effect on our consolidated results of operations during the periods presented.

Item 8. Consolidated Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm
To the stockholders and the Board of Directors of Vaxcyte, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Vaxcyte, Inc. and subsidiary (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2025, expressed an unqualified opinion on the Company’s internal control over financial reporting.
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
Accrued Contract Manufacturing Expenses — Refer to Notes 2 and 7 to the financial statements
Critical Audit Matter Description
The Company incurs research and development expenses related to the costs of research and development activities, including those performed by Lonza, a contract manufacturing organization under development and manufacturing services agreements, to provide research and development services related to preclinical and clinical-stage vaccine development. At the end of each period, the Company accrues for costs related to contract manufacturing expenses based on their estimates of the services received for each phase and efforts expended pursuant to quotes and contracts with vendors that conduct research and development on their behalf. This estimation process involves reviewing open contracts and purchase orders, communicating with Company personnel and third parties to identify services that have been performed on their behalf, and estimating the level of service performed and the associated costs incurred for the services for each phase when the Company has not yet been invoiced or otherwise notified of the actual costs.

We identified the Company’s accrued contract manufacturing expenses as a critical audit matter primarily due to judgments necessary for management to estimate the cost of services provided but not yet invoiced and the significant volume of transactions. The amount of the accrual at period end is based on the terms and conditions per the agreements and is dependent on management’s gathering of information from various sources, including Lonza, regarding the progress of the uninvoiced services at the reporting date. Accordingly, this estimate is subjective as it involves management’s judgment to analyze the various sources of information. This required extensive audit effort due to the volume and nature of available information from various sources, including Lonza, and required a high degree of auditor judgment when performing audit procedures to audit management’s estimates of accrued contract manufacturing expenses and evaluating the results of those procedures.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the accrued contract manufacturing expenses included the following, among others:
•We tested the effectiveness of controls over the Company’s accrued contract manufacturing expense process, including controls over the estimation of contract manufacturing activities completed to date.
•We met with internal research and development personnel and inspected Board of Directors materials to understand the status of contract manufacturing activities. We then compared this information to the judgment applied in management’s estimate of the recorded expenses and corresponding accrual.
•We evaluated the completeness of contract stages used by the Company by comparing to the tracker obtained from Lonza, as Lonza is the most significant contract manufacturer.
•For a sample of contract stages, we evaluated the accrued contract manufacturing expenses by:
◦Sending written confirmations directly to the contract manufacturing organization to confirm the total budgeted amount and percentage of completion incurred as of year-end.
◦Inspecting the development and manufacturing services agreement and related amendments, change orders, statements of work, and agreeing key provisions of the agreements including timeline, budget, and relevant rates, to the Company’s analysis of estimated expenses incurred to date.
◦Obtaining invoices, if available, for each selection to substantiate when the transaction should have been recorded.
◦Obtaining cash disbursements to test the accuracy of the accrual.
◦Performing a lookback analysis by comparing the estimated accrual balance as of December 31, 2023, to the invoices received after year-end to evaluate the Company’s ability to estimate the accrual.

/s/ Deloitte & Touche LLP
San Francisco, California
February 25, 2025
We have served as the Company’s auditor since 2017.

VAXCYTE, INC.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$387,878	$397,451
Short-term investments	1,359,330	682,776
Prepaid expenses and other current assets	40,777	15,727
Total current assets	1,787,985	1,095,954
Property and equipment, net	198,045	79,626
Operating lease right-of-use assets	72,102	30,997
Long-term investments	1,387,510	162,675
Restricted cash	1,317	1,103
Other assets	64,359	37,562
Total noncurrent assets	1,723,333	311,963
Total assets	$3,511,318	$1,407,917

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$48,452	$14,587
Accrued compensation	20,555	11,056
Accrued contract manufacturing expenses	36,159	52,767
Accrued expenses	29,123	59,815
Operating lease liabilities — current	5,891	7,113
Total current liabilities	140,180	145,338
Operating lease liabilities — long-term	65,219	22,111
Other liabilities	100	—
Total liabilities	205,499	167,449

Commitments and contingencies (Note 7)
Stockholders' Equity
Preferred stock, $0.001 par value — 10,000,000 authorized at December 31, 2024 and December 31, 2023; no shares issued and outstanding at December 31, 2024 and December 31, 2023	—	—
Common stock, $0.001 par value — 500,000,000 shares authorized at December 31, 2024 and December 31, 2023; 124,893,034 and 95,364,831 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	128	98
Additional paid-in capital	4,697,883	2,164,583
Accumulated other comprehensive income (loss)	(3,873)	179
Accumulated deficit	(1,388,319)	(924,392)
Total stockholders' equity	3,305,819	1,240,468
Total liabilities and stockholders' equity	$3,511,318	$1,407,917
The accompanying notes are an integral part of these consolidated financial statements.

VAXCYTE, INC.
Consolidated Statements of Operations
(in thousands, except share and per share data)

	Year Ended December 31,
	2024	2023	2022
Operating expenses:
Research and development	$476,644	$332,341	$169,451
Acquired manufacturing rights (Note 7)	—	75,000	22,995
General and administrative	92,902	60,700	39,810
Total operating expenses	569,546	468,041	232,256
Loss from operations	(569,546)	(468,041)	(232,256)
Other income (expense), net:
Interest expense	—	—	(2)
Interest income	109,994	62,907	8,356
Other income (expense)	(4,375)	2,868	417
Total other income, net	105,619	65,775	8,771
Net loss	$(463,927)	$(402,266)	$(223,485)
Net loss per share, basic and diluted	$(3.80)	$(4.14)	$(3.44)
Weighted-average shares outstanding, basic and diluted	121,997,348	97,157,690	64,877,988
The accompanying notes are an integral part of these consolidated financial statements.
VAXCYTE, INC.
Consolidated Statements of Comprehensive Loss
(in thousands)

	Year Ended December 31,
	2024	2023	2022
Net Loss	$(463,927)	$(402,266)	$(223,485)
Other comprehensive loss:
Unrealized gains (losses) on investments	(4,398)	538	(120)
Foreign currency translation adjustments, net	346	2	—
Comprehensive Loss	$(467,979)	$(401,726)	$(223,605)
The accompanying notes are an integral part of these consolidated financial statements.

VAXCYTE, INC.
Consolidated Statements of Stockholders’ Equity
(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance — December 31, 2021	53,031,978	$56	$582,844	$(298,641)	$(241)	$284,018
Issuance of common stock and pre-funded warrants in connection with public follow-on offerings, net of issuance costs of $45,814	21,062,500	21	759,160	—	—	759,181
Issuance of common stock in connection with at-the-market offering, net of issuance costs of $3,107	3,921,528	4	97,295	—	—	97,299
Issuance of common stock for Sutro stock payment	167,780	—	7,995	—	—	7,995
Issuance of common stock in connection with employee incentive plans	1,286,884	1	5,935	—	—	5,936
Taxes paid related to the net share settlement of equity awards	—	—	(861)	—	—	(861)
Stock-based compensation expense	—	—	23,650	—	—	23,650
Other comprehensive loss	—	—	—	—	(120)	(120)
Net loss	—	—	—	(223,485)	—	(223,485)
Balance — December 31, 2022	79,470,670	$82	$1,476,018	$(522,126)	$(361)	$953,613
Issuance of common stock and pre-funded warrants in connection with public follow-on offerings, net of issuance costs of $29,952	13,030,000	13	545,289	—	—	545,302
Issuance of common stock in connection with at-the-market offering, net of issuance costs of $2,237	2,095,943	2	90,739	—	—	90,741
Issuance of common stock in connection with employee incentive plans	768,218	1	7,653	—	—	7,654
Taxes paid related to the net share settlement of equity awards	—	—	(3,876)	—	—	(3,876)
Stock-based compensation expense	—	—	48,760	—	—	48,760
Other comprehensive loss	—	—	—	—	540	540
Net loss	—	—	—	(402,266)	—	(402,266)
Balance — December 31, 2023	95,364,831	$98	$2,164,583	$(924,392)	$179	$1,240,468
Issuance of common stock in connection with employee incentive plans	2,122,953	2	27,142	—	—	27,144
Issuance of common stock and pre-funded warrants in connection with public follow-on offerings, net of issuance costs of $117,785	24,782,690	25	2,239,688	—	—	2,239,713
Issuance of common stock in connection with at-the-market offering, net of commissions and offering expenses of $4,393	2,622,560	3	195,940	—	—	195,943
Taxes paid related to the net share settlement of equity awards	—	—	(14,292)	—	—	(14,292)
Stock-based compensation expense	—	—	84,822	—	—	84,822
Other comprehensive loss	—	—	—	—	(4,052)	(4,052)
Net loss	—	—	—	(463,927)	—	(463,927)
Balance — December 31, 2024	124,893,034	$128	$4,697,883	$(1,388,319)	$(3,873)	$3,305,819
The accompanying notes are an integral part of these consolidated financial statements.

VAXCYTE, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net loss	$(463,927)	$(402,266)	$(223,485)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,003	3,156	2,834
Stock-based compensation expense	84,822	48,760	23,650
Non-cash payments for acquired manufacturing rights	—	—	7,995
Amortization of operating lease right-of-use assets	8,842	7,015	6,619
Net accretion of discounts on investments	(38,704)	(34,775)	(947)
Unrealized foreign exchange loss	4,232	—	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(5,827)	17,870	433
Operating lease right-of-use assets	(49,948)	(16,724)	—
Other assets	(26,511)	(33,007)	(465)
Operating lease liabilities	41,886	11,284	1,151
Accounts payable	34,584	11,225	2,896
Accrued compensation	9,517	9,876	(2,275)
Accrued contract manufacturing expenses	(22,943)	44,501	3,826
Accrued expenses	(35,653)	36,295	7,171
Net cash used in operating activities	(452,627)	(296,790)	(170,597)
Cash flows from investing activities:
Purchases of property and equipment	(22,427)	(16,062)	(5,841)
Purchases of manufacturing facility build-out and equipment construction-in-progress	(96,732)	(51,815)	—
Purchases of investments	(3,086,701)	(1,329,896)	(102,745)
Maturities of investments	1,133,235	611,876	168,691
Sales of investments	66,959	12,586	14,480
Net cash (used in) provided by investing activities	(2,005,666)	(773,311)	74,585
Cash flows from financing activities:
Proceeds from issuance of common stock and pre-funded warrants from follow-on offerings, net of issuance costs	2,239,713	545,302	759,181
Proceeds from issuance of common stock under at-the-market offering, net of issuance costs	195,943	90,741	97,299
Proceeds from issuance of shares through employee equity incentive plans	27,144	7,646	5,928
Taxes paid related to the net share settlement of equity awards	(14,292)	(3,876)	(861)
Net cash provided by financing activities	2,448,508	639,813	861,547
Effect of exchange rate changes on cash and cash equivalents	426	(6,686)	137
Net (decrease) increase in cash, cash equivalents and restricted cash	(9,359)	(436,974)	765,672
Cash, cash equivalents and restricted cash, beginning of period	398,554	835,528	69,856
Cash, cash equivalents and restricted cash, end of period	$389,195	$398,554	$835,528
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$387,878	$397,451	$834,657
Restricted cash	1,317	1,103	871
Cash, cash equivalents and restricted cash	$389,195	$398,554	$835,528
Supplemental disclosures of non-cash investing and financing activities:
Purchases of property and equipment recorded in accounts payable and accrued expenses	$13,179	$8,510	$110
Issuance of common stock for acquired manufacturing rights	$—	$—	$7,995
The accompanying notes are an integral part of these consolidated financial statements.

VAXCYTE, INC.
Notes to Consolidated Financial Statements
1. Company Organization and Nature of Business
Vaxcyte, Inc. (“we,” “our,” “us,” “Vaxcyte” and the “Company”) refers to Vaxcyte, Inc., a Delaware corporation, and our wholly-owned consolidated subsidiary, or ,as the context may require, Vaxcyte, Inc. only. We are headquartered in San Carlos, California, and were incorporated in the state of Delaware on November 27, 2013 as SutroVax, Inc., and changed our name to Vaxcyte, Inc. on May 15, 2020. We are a clinical-stage vaccine innovation company engineering high-fidelity vaccines to protect humankind from the consequences of bacterial diseases. We are developing broad-spectrum conjugate and novel protein vaccines to prevent or treat bacterial infectious diseases. We are re-engineering the way highly complex vaccines are made through modern synthetic techniques, including advanced chemistry and the XpressCF cell-free protein synthesis platform, exclusively licensed from Sutro Biopharma, Inc. (“Sutro Biopharma”). Unlike conventional cell-based approaches, our system for producing difficult-to-make proteins and antigens is intended to accelerate our ability to efficiently create and deliver high-fidelity vaccines with enhanced immunological benefits.
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

Certain prior period amounts in the consolidated financial statements have been reclassified to conform to current period presentation.
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
The “Risk Factors” section of this Annual Report on Form 10-K describes more details on these risks and other risks and uncertainties that could affect our business and our future.
Cash, Cash Equivalents and Restricted Cash
We consider all highly liquid investments purchased with original maturities of three months or less from the date of purchase to be cash equivalents. Cash equivalents consist primarily of amounts invested in money market funds and commercial paper and are stated at their fair values. Restricted cash consists of three standby letters of credit that serve as collateral for the lease agreements for our current corporate headquarters.
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
Leases
We determine if an arrangement is a lease at inception. In addition, we determine whether a lease meets the classification criteria of a finance or operating lease at the lease commencement date considering whether: (i) the lease transfers ownership of the underlying asset to the lessee at the end of the lease term; (ii) the lease grants the lessee an option to purchase the underlying asset that the lessee is reasonably certain to exercise; (iii) the lease term is for a major part of the remaining economic life of the underlying asset; (iv) the present value of the sum of the lease payments and residual value guaranteed by the lessee equals or exceeds substantially all of the fair value of the underlying asset; and (v) the underlying asset is such a specialized nature that it is expected to have no alternative use to the lessor at the end of the lease term. As of December 31, 2024 and 2023, our lease population consisted of real estate operating leases and we did not have any finance leases.
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

Impairment of Long-Lived Assets
We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparing the carrying amount to the future undiscounted net cash flows which the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the projected discounted future net cash flows generated by the assets. There were $0 million, $0 million and $0.2 million of impairments of long-lived assets during the years ended December 31, 2024, 2023 and 2022, respectively.
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
Acquired Manufacturing Rights
Acquired manufacturing rights are expensed as incurred on our consolidated statements of operations when it is determined there is no alternative future use.
Total research and development costs including acquired manufacturing rights were $476.6 million, $407.3 million and $192.4 million for the years ended December 31, 2024, 2023 and 2022, respectively.
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
In evaluating the ability to recover our deferred income tax assets, we consider all available positive and negative evidence, including our operating results, ongoing tax planning and forecasts of future taxable income on a jurisdiction-by-jurisdiction basis. In the event we determine that we would be able to realize our deferred income tax assets in the future in excess of their net recorded amount, we would make an adjustment to the valuation allowance that would reduce the provision for income taxes. Conversely, in the event that all or part of the net deferred tax assets are determined not to be realizable in the future, an adjustment to the valuation allowance would be charged to earnings in the period when such determination is made. As of December 31, 2024 and 2023, we have recorded a full valuation allowance on our deferred tax assets.
Tax benefits related to uncertain tax positions are recognized when it is more likely than not that a tax position will be sustained during an audit. Interest and penalties related to unrecognized tax benefits are included within the provision for income tax.

Stock-Based Compensation Expense
For equity awards granted to employees, non-employees and directors, stock-based compensation is measured at grant date based on the fair value of the award. We determine the grant-date fair value of stock options with only service conditions using the Black-Scholes option-pricing model. The fair value of restricted stock and restricted stock unit (“RSU”) awards with only service conditions are determined based on the number of units granted and the closing price of the Company’s common stock as of the grant-date. The grant-date fair value of awards with only service conditions is recognized as share-based compensation expense on a straight-line basis over the employees’ requisite service period or the non-employees’ vesting period as the services are rendered.
The estimated fair value of awards that contain market conditions are determined based on the Monte Carlo simulation model. We recognize share-based compensation expense for awards with market conditions on a straight-line basis over the requisite service period for each separately vesting portion of the award. Forfeitures are accounted for as they occur.
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
For our international operations, the local currency has been determined to be the functional currency. We translate functional currency assets and liabilities to their U.S. dollar equivalents at exchange rates in effect as of the balance sheet date and income and expense amounts at average exchange rates for the period. Gains and losses from foreign currency translation are included in accumulated other comprehensive loss within stockholders’ equity in the consolidated balance sheets.
Net Loss Per Share
Basic net loss per common share is calculated by dividing the net loss by the weighted-average number of common stock outstanding, including pre-funded warrants, during the period, without consideration of potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common stock and potentially dilutive securities outstanding for the period. For purposes of the diluted net loss per share calculation, common stock subject to repurchase, and stock options are considered to be potentially dilutive securities. Shares of common stock into which the pre-funded warrants may be exercised are considered outstanding for the purposes of computing net loss per share because the shares may be issued for little consideration, are fully vested and are exercisable after the original issuance date.
Recently Adopted Accounting Standards

In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Updates ("ASU") No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). The ASU requires entities to report incremental information about significant segment expenses included in a segment’s profit or loss measure as well as the name and title of the chief operating decision maker. The guidance also requires interim disclosures related to reportable segment profit or loss and assets that had previously only been disclosed annually. We adopted this ASU during the year ended December 31, 2024 on a retrospective basis. See Note 13, "Segment Reporting" for further details.
Recently Issued Accounting Standards Not Yet Adopted
From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies and adopted by us as of the specified effective date. We believe that the impact of recently issued standards that are not yet effective will not have a material impact on our consolidated financial statements and disclosures.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), (“ASU 2024-04”). The amendments in ASU 2024-04 intends to improve the disclosures about a public business entity’s expenses and address requests from investors for more detailed information about the types of expenses (including purchases of inventory, employee compensation, depreciation, amortization, and depletion). This new guidance is effective for us for the annual period beginning after December 15, 2026. We are currently evaluating the impact of this guidance on our consolidated financial statements and related disclosures.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). The final guidance adds clarifications related to the presentation of rate reconciliation for public business entities and definitions of specific categories in rate reconciliation. These amendments are effective for public business entities for annual periods beginning after December 15, 2024. We are currently evaluating the impact of this guidance on our consolidated financial statements and related disclosures.

3. Fair Value Measurements and Fair Value of Financial Instruments
The following tables set forth our financial instruments measured at fair value on a recurring basis by level within the fair value hierarchy at December 31, 2024 and 2023:

		December 31, 2024
	Fair Value Hierarchy Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Assets		(in thousands)
Cash and cash equivalents:
Cash	Level 1	$60,531	$—	$—	$60,531
Money market funds	Level 1	73,566	—	—	73,566
U.S. Treasury securities	Level 1	8,983	2	—	8,985
Commercial paper	Level 2	244,833	1	(38)	244,796
Total cash and cash equivalents		387,913	3	(38)	387,878
Investments:
U.S. Treasury securities	Level 1	1,463,329	1,533	(5,305)	1,459,557
Commercial paper	Level 2	182,308	48	(18)	182,338
Corporate debt	Level 2	691,972	888	(1,331)	691,529
Asset backed securities	Level 2	195,801	309	(72)	196,038
U.S. government agency securities	Level 2	217,617	243	(482)	217,378
Total investments		2,751,027	3,021	(7,208)	2,746,840

Total assets measured at fair value		$3,138,940	$3,024	$(7,246)	$3,134,718

		December 31, 2023
	Fair Value Hierarchy Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Assets		(in thousands)
Cash and cash equivalents:
Cash	Level 1	$50,003	$—	$—	$50,003
Money market funds	Level 1	47,357	—	—	47,357
Commercial paper	Level 2	300,256	—	(165)	300,091
Total cash and cash equivalents		397,616	—	(165)	397,451
Investments:
U.S. Treasury securities	Level 1	481,704	422	(44)	482,082
Commercial paper	Level 2	102,435	7	(35)	102,407
Corporate debt	Level 2	133,523	168	(42)	133,649
Asset backed securities	Level 2	23,963	18	—	23,981
U.S. government agency securities	Level 2	103,484	—	(152)	103,332
Total investments		845,109	615	(273)	845,451

Total assets measured at fair value		$1,242,725	$615	$(438)	$1,242,902
We had no Level 3 securities either as of December 31, 2024 or 2023.
There were no transfers within the hierarchies during the years ended December 31, 2024 and 2023.
As of December 31, 2024 and December 31, 2023, we had investments with a total fair market value of $1.5 billion and $654.7 million in an unrealized loss position, of which $10.5 million and $19.1 million, respectively, were in a continuous unrealized loss position for more than 12 months. The gross unrealized losses of securities that have been in a continuous unrealized loss position both less than and greater than 12 months was $7.2 million as of December 31, 2024 and were not material as of December 31, 2023.
Unrealized losses related to our investments are primarily due to interest rate fluctuations as opposed to credit quality. We do not intend to sell any of the securities in an unrealized loss position and it is not likely that we would be required to sell these securities before recovery of their amortized cost basis, which may be at maturity. We did not recognize any credit losses related to our investments during the years ended December 31, 2024 and 2023.
The following table presents the contractual maturities of our investments as of December 31, 2024 (in thousands):

December 31, 2024
Fair Value
Due in less than one year	$1,359,330
Due in one to five years	1,387,510
Total	$2,746,840
4. Commercial Manufacturing and Supply Agreement
On October 13, 2023, we entered into a pre-commercial services and commercial manufacturing supply agreement with Lonza (the “Commercial Manufacturing and Supply Agreement”).
Pursuant to the Commercial Manufacturing and Supply Agreement, Lonza will (i) construct and build out a dedicated suite (the “Suite”) at Lonza’s facilities in Visp, Switzerland to manufacture certain key components (including drug substance) for our proprietary PCV franchise and any other products or intermediates we may choose (collectively, the “Products”) and (ii) maintain and operate the Suite (utilizing Lonza’s employees) to manufacture the Products as a service provided to us, including conducting related quality control and quality assurance operations. Lonza will be a preferred, non-exclusive, supplier of the Products to us, and we retain the right to procure the Products from one or more alternate and/or backup manufacturers of the Products (including at our own facilities).
Under the Commercial Manufacturing and Supply Agreement, prior to completion of construction and certification of the Suite for commercial operation, we will contribute to the capital expenditure costs to construct the Suite (and will own certain equipment in the Suite to be purchased or otherwise acquired by us), and will pay Lonza a fixed-rate monthly service fee for Lonza’s pre-commercial services prior to commencement of commercial operations (which monthly service fee amount is subject to increases in subsequent years). Following commencement of commercial operations of the Suite to manufacture the Products, we will pay Lonza (i) Suite fees based on allocations of certain of Lonza’s costs to maintain the facility in which the Suite is located and to provide shared services to us and Lonza’s other customers in such facility, (ii) service fees based upon Lonza’s actual full-time equivalent employee (“FTE”) costs to operate the Suite to manufacture the Products, and (iii) certain other pass-through costs, including for raw materials. In addition, we may be obligated to pay or reimburse Lonza for certain other fees and expenses under the Commercial Manufacturing and Supply Agreement. Lonza will be eligible for certain financial bonuses, and subject to certain financial penalties, as incentives for the timely completion of certain scale-up activities, receipt of certain regulatory approvals for the Suite and manufacture of the Products in accordance with our commercial requirements.
Unless earlier terminated, the Commercial Manufacturing and Supply Agreement will remain in effect until December 31, 2038, subject to automatic renewal for up to three additional renewal periods of five years each, unless we elect not to renew (with 24 months advanced notice to Lonza). We are permitted to terminate the Commercial Manufacturing and Supply Agreement for convenience or for Lonza’s uncured material breach, in each case subject to certain notice obligations. Lonza is permitted to terminate the Commercial Manufacturing and Supply Agreement in the event that we commit certain specified material breaches, including uncured failure to pay material and undisputed amounts of money due to Lonza, subject to certain notice obligations. Either party may terminate the Commercial Manufacturing and Supply Agreement in certain circumstances in the event of the other party’s bankruptcy. In the event that we terminate the agreement for convenience, or Lonza terminates the agreement in the event that we commit certain specified material breaches, then certain termination consequences may be triggered, including that (i) we would forfeit any outstanding entitlement to credit from Lonza of the Repurposing Fee (as defined below), and (ii) we would be obligated to pay Lonza a termination penalty equal to the greater of (a) CHF70.0 million, or (b) a prespecified number of months’ FTE fees for the actual FTEs assigned to us as of the date of termination. Within 30 days of the Effective Date, we paid Lonza a repurposing fee (the “Repurposing Fee”) of CHF 27.0 million that will be credited back to us over a 10-year period starting upon commencement of commercial production. In the event of a termination under certain circumstances, Lonza shall be obligated to provide certain wind-down and transition services to us for up to 12 and 24 months, respectively.
As of December 31, 2024, we have incurred an accumulated (i) $151.8 million of capital expenditures related to the Vaxcyte owned facility buildout and equipment and (ii) $62.5 million of facility buildout expenditures that are owned and controlled by Lonza, including the Repurposing Fee, which have been accounted for as prepaid lease payments and will be recorded as a ROU asset under Accounting Standards Codification ("ASC") 842 when control over the Suite is transferred to us, which we expect to occur when the buildout of the Suite is complete and manufacturing activities commence (see Note 5, “Balance Sheet Details”).
5. Balance Sheet Details
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets as of December 31, 2024 and 2023 consisted of the following:

	December 31,
	2024	2023

	(in thousands)
Interest receivable	$20,262	$3,598
Prepaid expenses	15,732	6,159
Deposits for equipment purchases	327	3,856
Other current assets	4,456	2,114
Total	$40,777	$15,727
Property and Equipment, Net
Property and equipment, net as of December 31, 2024 and 2023 consisted of the following:

	December 31,
	2024	2023

	(in thousands)
Manufacturing facility build-out and equipment construction-in-progress	$151,785	$51,815
Lab and manufacturing equipment	55,541	33,244
Furniture and equipment	1,608	1,608
Computers, computer software and office equipment	1,001	771
Leasehold improvements	4,384	1,460
Total property and equipment	214,319	88,898
Less: accumulated depreciation and amortization	(16,274)	(9,272)
Property and equipment, net	$198,045	$79,626
Depreciation and amortization expense for the years ended December 31, 2024, 2023 and 2022 was $7.0 million, $3.2 million and $2.6 million, respectively.

Other Assets
Other assets as of December 31, 2024 and 2023 consisted of the following:

	December 31,
	2024	2023

	(in thousands)
Manufacturing facility construction buildout	$62,477	$34,688
Other long-term assets	1,882	2,874
Total	$64,359	$37,562
Accrued Expenses
Accrued expenses as of December 31, 2024 and 2023 consisted of the following:

	December 31,
	2024	2023

	(in thousands)
Clinical studies	$2,348	$2,156
Other research and development	24,698	30,759
Acquired manufacturing rights (Note 7)	—	25,000
Other accrued expenses	2,077	1,900
Total	$29,123	$59,815
6. Leases
Operating Lease Obligations
Office facility

In January 2021, we entered into a lease agreement (the “Original Lease”) for our current corporate headquarters facility located in San Carlos, California (the “Headquarters Facility”). The lease term began on December 3, 2021, as amended on October 17, 2023, and was set to expire on December 31, 2025.
In September 2023, we entered into an assignment and assumption of lease agreement (the “Assignment Agreement”) for an expanded lease space in the same building as our Headquarters Facility (the “Assumed Lease Premises”). The assumed lease had an original contractual term of 10 years, set to expire on November 30, 2031. Pursuant to the Assignment Agreement, the base rent was abated for three full calendar months following the October 1, 2023 effective date of the Assignment Agreement. Thereafter, we were obligated to pay an aggregate of approximately $1.9 million in rent payments for the remaining nine months of the first year, with a 3% rent adjustment (not inclusive of rent abatement) every year thereafter.

In November 2024, we amended and restated the Original Lease (the “Amended and Restated Lease”) as a single, unified lease for our Headquarters Facility which includes the existing space under the Original Lease, Assumed Lease Premises (the “Existing Premises”) and expanded space covering additional floors (the “Additional Premises”), which resulted in a lease modification in accordance with ASC 842. The Amended and Restated Lease has an initial contractual term of 10 years, contains rent-free periods, scheduled rent increases, lease incentives and the option of two consecutive rights to extend the term for sixty months each. The effective date of the Amended and Restated Lease was November 15, 2024 which, for the purposes of lease accounting, is the commencement date of the lease of the Existing Premises. The commencement date of the Additional Premises will be when certain leasehold improvements and specifications are substantially complete, the first of which occurred on February 10, 2025, and the rest of which are estimated to occur between November 2025 and June 2026, for certain office and lab spaces on the additional floors. Our Amended and Restated Lease expires on February 28, 2035.
In November 2024, we entered into a sublease agreement, for which we are sublessor, for a portion of our Existing Premises. This sublease has a contractual term of two years, expiring on December 12, 2026, unless earlier terminated, with two conditional options to extend the term of the sublease for a period of 12 months. The commencement date of this sublease was December 12, 2024.
In July 2024, we entered into a sublease agreement, for which we are subleasee for a new operating lease in the same campus as our corporate headquarters. This sublease has rent-free periods, scheduled rent increases, and a contractual term of two years, expiring on June 30, 2026, unless earlier terminated.
Manufacturing facility
In October 2023, we entered into the Commercial Manufacturing and Supply Agreement. We have concluded that this agreement contains an embedded lease and will be accounted for in accordance with ASC 842 upon the commencement date. As of December 31, 2024, the lease had not commenced and, as such, no lease liability or ROU asset was recorded on the consolidated balance sheets and no operating lease expense was recorded on the consolidated statements of operations. See Note 4, “Commercial Manufacturing and Supply Agreement,” for further details.
Information related to our ROU assets and related lease liabilities was as follows (dollar amounts in thousands):

	December 31,
	2024	2023
Cash paid for operating lease liabilities	$11,511	$7,390
Operating lease right-of-use assets	$72,102	$30,997

Operating lease liabilities - current	$5,891	$7,113
Operating lease liabilities - long-term	65,219	22,111
Total lease liabilities	$71,110	$29,224
Weighted-average remaining lease term (in years)	9.60	5.71
Weighted-average discount rate	7.2%	8.4%
Maturities of lease liabilities as of December 31, 2024 were as follows:

Years ending December 31,	(in thousands)
2025	$10,859
2026	9,635
2027	8,610
2028	9,394
2029	9,676
Thereafter	51,970
Total future undiscounted lease payments	100,144
Less: Imputed interest	(29,034)
Present value of lease liabilities	$71,110
Rent expense recognized under the leases was $11.5 million, $8.5 million and $7.9 million for the years ended December 31, 2024, 2023 and 2022, respectively.
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

Guarantees and Indemnifications
In the normal course of business, we enter into agreements that contain a variety of representations and provide for general indemnification. Our exposure under these agreements is unknown because it involves claims that may be made against us in the future. To date, we have not paid any claims or been required to defend any action related to our indemnification obligations. As of December 31, 2024 and 2023, we did not have any material indemnification claims that were probable or reasonably possible and consequently have not recorded related liabilities.
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

Under each of the 2022 Lonza DMSA and 2023 Lonza DMSA (collectively, the “Lonza Agreements”), we pay Lonza agreed-upon fees for their performance of development and manufacturing services and pass-through expenses incurred by Lonza for raw materials, as well as customary procurement and handling fees. Under each Lonza Agreement, we own all rights, title and interest in and to any and all New Customer Intellectual Property (as defined in each Lonza Agreement), and Lonza owns all rights, title and interest in New General Application Intellectual Property (as defined in each Lonza Agreement). For additional information about the Lonza Agreements, see “Manufacturing and Supply—Lonza Agreements—Development and Manufacturing Services Agreements” included in Part I, Item 1. Business of this Annual Report on Form 10-K.
Commercial Manufacturing and Supply Agreement with Lonza
For details of the Commercial Manufacturing and Supply Agreement with Lonza, see Note 4.
Sutro Option Agreement
In December 2022, we entered into an option agreement with Sutro Biopharma (the "Option Agreement"). Pursuant to the Option Agreement, we acquired from Sutro Biopharma (i) authorization to enter into an agreement with an independent alternate CMO to directly source Sutro Biopharma’s cell-free extract, allowing us to have direct oversight over financial and operational aspects of the relationship with the CMO; and (ii) a right, but not an obligation, to obtain certain exclusive rights to internally manufacture and/or source extract from certain CMOs and the right to independently develop and make improvements to extract (including the right to make improvements to the extract manufacturing process as well as cell lines) for use in connection with the exploitation of certain vaccine compositions (the “Option”). We and Sutro Biopharma agreed to negotiate the terms and conditions of a form definitive agreement to be entered into in the event we exercised the Option, which would include the terms and conditions set forth in an executed term sheet between us (the “Term Sheet”) and such terms that were necessary to give effect to each of the terms and conditions set forth in the Term Sheet (the “Form Definitive Agreement”).

As consideration for the Option and other rights and authorizations granted to us under the Option Agreement, we paid Sutro Biopharma upfront consideration of $22.5 million, consisting of (i) $10.0 million in cash and $7.5 million worth of shares of our common stock (the number of shares calculated based on the arithmetic average of the daily volume weighted average price of our common stock as traded on Nasdaq in the three consecutive trading days immediately prior to the issuance thereof) in December 2022, and (ii) $5.0 million on October 2, 2023 within five business days after we and Sutro

Biopharma mutually agreed in writing upon the Form Definitive Agreement on September 28, 2023. The 167,780 shares of common stock issued was recorded at fair value of $8.0 million on the date of settlement, December 22, 2022.

On November 21, 2023 (the “Option Exercise Date”), we exercised the Option by submitting written notice thereof to Sutro Biopharma and concurrently paid Sutro Biopharma $50.0 million in cash as the first of two installment payments for the Option exercise price, followed by the second and final installment of $25.0 million in cash on May 13, 2024. We determined there was no current alternative future use of the acquired manufacturing rights from the Option Agreement and, as a result, the amounts paid were expensed as incurred. Upon the occurrence of certain regulatory milestones, we agreed to pay Sutro Biopharma certain additional milestone payments totaling up to $60.0 million in cash. In the event that we undergo a change of control, certain rights and payments may be accelerated.
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

For additional information about the Manufacturing Rights Agreement, see “Manufacturing and Supply—Sutro Biopharma Agreements—Manufacturing Rights Agreement with Sutro Biopharma” included in Part I, Item 1. Business of this Annual Report on Form 10-K.
Purchase Commitments
We enter into agreements in the normal course of business with CMOs and other vendors for manufacturing services and raw materials purchases. We rely on several third-party manufacturers for our manufacturing requirements. As of December 31, 2024, we had the following amounts of non-cancelable purchase commitments related to manufacturing services and raw materials purchased due to our key manufacturing partners. These amounts represent our minimum contractual obligations, including termination fees. If we terminate certain firm orders with key manufacturing partners, we will be required to pay for the manufacturing services scheduled or raw materials purchased under our arrangements. The actual amounts we pay in the future to our vendors under such agreements may differ from the purchase order amounts.

Years ending December 31,	(in thousands)
2025	$291,634
2026	79,388
2027	558
2028	415
Total non-cancelable purchase commitments due to key manufacturing partners	$371,995
8. Stockholders' Equity
Preferred Stock
Our certificate of incorporation authorizes us to issue up to 10,000,000 shares of preferred stock with $0.001 par value per share. There were no shares of preferred stock issued or outstanding as of December 31, 2024 and 2023. Our board of directors (“Board”) are authorized to provide for the issue of all or any of the shares of preferred stock in one or more series, and to fix, determine or alter the voting powers, designation, preferences and rights of the preferred shares, and the qualifications, limitations or restrictions of any wholly unissued shares, to establish from time to time the number of shares constituting any such series, and to increase or decrease the number of shares, if any. Holders of outstanding shares of preferred stock shall be entitled to receive dividends, when, and as declared by the Board in preference and priority to any declaration or payment of any distribution on common stock. The right to receive dividends on preferred shares of preferred stock shall not be cumulative and no right to dividends shall accrue to holders of preferred stock. No dividends have been paid or declared as of December 31, 2024 and 2023.

Common Stock
Our certificate of incorporation authorizes us to issue up to 500,000,000 shares of common stock with $0.001 par value per share, of which 124,893,034 and 95,364,831 shares were issued and outstanding as of December 31, 2024 and 2023, respectively. The holders of our common stock are also entitled to receive dividends whenever funds are legally available, when and if declared by our Board. As of December 31, 2024 and 2023, no dividends have been declared.
ATM Program
In July 2021, we entered into an Open Market Sales Agreement℠ (the “Original ATM Sales Agreement”) with Jefferies LLC (“Jefferies”) to issue and sell, from time to time at our discretion, shares of our common stock at an aggregate offering price up to $150.0 million through Jefferies acting as our sales agent or principal, however, we are not obligated to make any sales of common stock. As of February 27, 2023, we had sold 4,995,709 shares of our common stock under the Original ATM Sales Agreement at a weighted average price of $27.57 per share for aggregate gross proceeds of $137.8 million. On February 27, 2023, we and Jefferies entered into an amendment to the Original ATM Sales Agreement (as amended, the “Amended ATM Sales Agreement”) to offer and sell additional shares of our common stock with an aggregate offering price up to another $400.0 million, which is in addition to the $150.0 million aggregate offering price under the Original ATM Sales Agreement. As of December 31, 2024, we have sold 4,211,367 shares of our common stock under the Amended ATM Sales Agreement at a weighted average price of $64.19 per share for aggregate gross proceeds of $270.3 million, or $264.2 million net of commissions and offering expenses, with $129.7 million remaining for future sales under the Amended ATM Sales Agreement. The gross proceeds of the shares sold net of commission and related offering expenses are reflected as an addition to common stock and additional paid-in capital on our consolidated balance sheets.
The following table summarizes the share activity under the Original and Amended ATM Sales Agreements:

	Year Ended December 31,
	2024	2023	2022
Number of shares sold under the ATM program	2,622,560	2,095,943	3,921,528
Weighted average sales price per share	$76.39	$44.38	$25.60
Aggregate gross proceeds, in thousands (1)	$200,333	$92,976	$100,402
______________________________________________________________
(1)Includes $4.4 million, $2.2 million and $3.1 million of commissions and offering expenses during the years ended December 31, 2024, 2023 and 2022, respectively.

Underwritten Follow-on Public Offerings
On January 13, 2022, we completed an underwritten public offering in which we issued 2,500,000 shares of our common stock at a price of $20.00 per share and pre-funded warrants to purchase 2,500,000 shares of our common stock at a price of $19.999 per underlying share. Each pre-funded warrant has an exercise price of $0.001 per share. In February 2022, the underwriters exercised their option to purchase an additional 750,000 shares of common stock. In aggregate, we received $107.6 million in net proceeds after deducting issuance costs, and excluding the exercise of any pre-funded warrants.
On October 28, 2022, we completed an underwritten public offering of 17,812,500 shares of our common stock, which included the full exercise of the underwriters’ option to purchase an additional 2,812,500 shares, at a price of $32.00 per share and pre-funded warrants to purchase 3,750,000 shares of our common stock at a price of $31.999 per underlying share. Each pre-funded warrant has an exercise price of $0.001 per share. In aggregate, we received $651.6 million in net proceeds after deducting issuance costs, and excluding the exercise of any pre-funded warrants.
On April 21, 2023, we completed an underwritten public offering of 13,030,000 shares of our common stock, which included the full exercise of the underwriters’ option to purchase an additional 1,830,000 shares, at a price of $41.00 per share and pre-funded warrants to purchase 1,000,000 shares of our common stock at a price of $40.999 per underlying share. Each pre-funded warrant has an exercise price of $0.001 per share. In aggregate, we received $545.3 million in net proceeds after deducting issuance costs, and excluding the exercise of any pre-funded warrants.
On February 2, 2024, we completed an underwritten public offering of 12,695,312 shares of our common stock, which included the full exercise of the underwriters’ option to purchase an additional 1,757,812 shares, at a price of $64.00 per share and pre-funded warrants to purchase 781,250 shares of our common stock at a price of $63.999 per underlying share. Each pre-funded warrant has an exercise price of $0.001 per share. In aggregate, we received $816.5 million in net proceeds after deducting issuance costs, and excluding the exercise of any pre-funded warrants.
On September 6, 2024, we completed an underwritten public offering of 12,087,378 shares of our common stock, which included the full exercise of the underwriters’ option to purchase an additional 1,893,203 shares, at a price of $103.00 per share and pre-funded warrants to purchase 2,427,184 shares of our common stock at a price of $102.999 per underlying share. Each pre-funded warrant has an exercise price of $0.001 per share. In aggregate, we received $1.4 billion in net proceeds after deducting issuance costs, and excluding the exercise of any pre-funded warrants.
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
The pre-funded warrants will not expire until they are fully exercised. However, we may not effect the exercise of any pre-funded warrants, and a holder will not be entitled to exercise any portion of any pre-funded warrants that, upon giving effect to such exercise, would cause: (i) the aggregate number of shares of our common stock beneficially owned by such holder (together with affiliates) to exceed 4.99% or 9.99% of the number of shares of our common stock outstanding immediately after giving effect to the exercise, as applicable; or (ii) the combined voting power of our securities beneficially owned by such holder (together with its affiliates) to exceed 4.99% or 9.99% of the combined voting power of all of our securities outstanding immediately after giving effect to the exercise, as applicable, as such percentage ownership is determined in accordance with the terms of the pre-funded warrants. However, any holder of a pre-funded warrant may increase or decrease such percentage to any other percentage not in excess of 19.99% upon at least 61 days' prior notice for the holder to us. As of December 31, 2024, no shares underlying the pre-funded warrants had been exercised.
9. Equity Incentive Plans
Equity Incentive Plans
Our 2020 Equity Incentive Plan (“2020 Plan”) became effective in June 2020 and replaced our 2014 Equity Incentive Plan (“2014 Plan”). Under the 2020 Plan, we may grant stock options, appreciation rights, restricted stock, RSUs, or any other award to employees, consultants and directors. Stock options granted under the 2020 Plan may be either incentive stock options or nonqualified stock options. Incentive stock options may be granted only to our employees, including officers and directors who are also employees. Nonqualified stock options may be granted to our employees, officers, directors, consultants and advisors.
Awards granted under our 2020 Plan vest over the periods determined by our Board, generally three to four years from the date of grant, and our options expire no more than 10 years after the date of grant.
We net-share settle equity awards held by certain employees by withholding shares upon vesting to satisfy tax withholding obligations. The shares withheld to satisfy employee tax withholding obligations are returned to our 2020 Plan and will be available for future issuance. Payments for employees’ tax obligations to the tax authorities are recognized as a reduction to additional paid-in capital and reflected as financing activities in our consolidated statements of cash flows.

A total of 10,150,000 shares of common stock were approved to be initially reserved for issuance under the 2020 Plan. The number of shares that remained available for issuance under the 2014 Plan as of the effective date of the 2020 Plan, and shares subject to outstanding awards under the 2014 Plan as of the effective date of the 2020 Plan that are subsequently canceled, forfeited or repurchased by us, will be added to the shares reserved under the 2020 Plan. In addition, the number of shares of common stock available for issuance under the 2020 Plan is automatically increased on the first day of each calendar year during the 10-year term of the 2020 Plan, beginning with January 1, 2021 and ending with January 1, 2030, by an amount equal to 5% of the outstanding number of shares of our common stock on December 31 of the preceding calendar year or such lesser amount as determined by our Board. As of December 31, 2024, an aggregate of 8,796,806 shares of common stock were available for issuance under the 2020 Plan. Effective January 1, 2025, the number of shares of common stock available under the 2020 Plan increased by 6,244,651 shares pursuant to the evergreen provision of the 2020 Plan.
As of December 31, 2024, 1,209,840 shares and 10,213,591 shares of common stock were subject to outstanding options and RSUs under the 2014 Plan and 2020 Plan, respectively.

Stock Option Activity
In November 2024, we granted 639,710 performance contingent stock options ("PCSOs") with both service and market conditions to certain employees. The market condition relates to the achievement of a share price threshold that requires the average price of our common stock to be equal to or greater than $154.05 for a period of one calendar year. To the extent that the market conditions are met, one-third of the PCSOs vest on the third, fourth and fifth anniversary date of the grant date, subject to continued service. The maximum contractual term of our outstanding PCSOs is 10 years from the date of grant. As of December 31, 2024, the market condition for the PCSOs has not been met. No PCSOs were granted in the year ended December 31, 2023.
Stock option activity under our 2020 Plan and 2014 Plan, which excludes options to purchase 29,638 shares granted outside of the 2020 Plan and 2014 Plan, for the year ended December 31, 2024 was as follows:

	Options Outstanding				PCSOs Outstanding
	(in thousands, except share and per share data)
	Number of Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value	Number of Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Balances — December 31, 2023	9,314,836	$25.35	7.75	$348,868	—	$—		$—
PCSOs Granted					639,710	$102.70	9.85	$—
Options granted	2,210,148	$78.40
Options exercised	(1,813,828)	$13.97
Options forfeited	(344,220)	$43.47
Balances — December 31, 2024	9,366,936	$39.40	7.48	$406,730	639,710	$102.70	9.85	$—
Vested and expected to vest — December 31, 2024	9,366,936	$39.40	7.48	$406,730	639,710	$102.70	9.85	$—
Exercisable at December 31, 2024	5,010,869	$25.99	6.60	$280,031	—	$—		$—
_____________________________________________________
During the years ended December 31, 2024, 2023 and 2022, options to purchase 1,813,828, 538,888 and 1,153,285 shares of common stock, respectively, were exercised for cash at a weighted-average price per share of $13.97, $10.50 and $4.25, respectively. The weighted-average grant date fair value of options granted for the years ended December 31, 2024, 2023 and 2022 was $49.36, $28.74 and $18.88, respectively. The intrinsic value of the stock options exercised was $130.7 million, $21.2 million and $34.0 million for the years ended December 31, 2024, 2023 and 2022, respectively. The total fair value of stock options vested was $51.3 million, $41.8 million and $26.3 million for the years ended December 31, 2024, 2023 and 2022, respectively.
RSU Activity
In March 2022, our Board authorized the issuance of RSUs under our 2020 Plan and adopted a form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement (the “RSU Agreement”), which is intended to serve as a standard form agreement for RSU grants issued to employees.
In November 2024, we granted 175,513 shares of performance-based stock units ("PSUs"), which contain service and market conditions to certain employees. Subject to continuous service requirements, the market condition is measured based on our total shareholder return (“TSR”) relative to the TSR of our peer group comprised in the Nasdaq Biotechnology Index over a period of four years.
RSU and PSU activities for the year ended December 31, 2024 were as follows:

	Unvested RSUs				Unvested PSUs
	(in thousands, except share and per share data)
	Number of Shares	Weighted- Average Grant-Date Fair Value	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value	Number of Shares	Weighted- Average Grant-Date Fair Value	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands, except share and per share data)
Unvested at December 31, 2023	753,462	$38.93	1.45	$47,317	—	$—
Granted	958,127	$81.10			175,513	$151.48
Vested and released	(383,267)	$47.89			—	—
Cancelled	(87,050)	$58.74			—	—
Unvested at December 31, 2024	1,241,272	$67.32	1.46	$101,611	175,513	$151.48	3.85	$14,367
Shares available for grant under our 2020 Plan for the year ended December 31, 2024 were as follows:

Number of Shares
Balances — December 31, 2023	6,065,150
Shares authorized	4,768,241
Shares expired	(1,176,960)
Options, PCSOs, RSUs and PSUs granted	(3,983,498)
Shares forfeited ¹	452,651
Shares withheld for taxes	150,350
Balances — December 31, 2024	6,275,934
______________________________________________________________
¹ As of December 31, 2024, a total of 21,381 shares were forfeited under the 2020 Plan due to net exercises of stock options.
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
During the years ended December 31, 2024, 2023 and 2022, employees purchased 90,517, 76,275, and 61,709 shares of common stock through our 2020 ESPP, at an average price of $38.60, $26.71, and $16.75 per share, respectively. As of December 31, 2024, a total of 2,167,228 shares of our common stock remain available for future issuance under our 2020 ESPP.
Stock-based Compensation
The following assumptions were used in the Black-Scholes options pricing model for stock options and ESPP; and the Monte Carlo simulation model for PCSOs and PSUs to estimate our stock-based compensation expense, respectively.

	Year Ended December 31,
	2024	2023	2022
Expected volatility
Stock Options	69.2% - 71.1%	71.3% - 74.0%	78.1% - 85.1%
ESPP	38.1% - 62.7%	38.1% - 99.7%	78.8% - 99.7%
PCSOs	61.6%	*	*
PSUs	59.9%	*	*
Expected term (in years)
Stock Options	5.3 - 5.4	5.3 - 5.4	5.3 - 5.5
ESPP	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0
PCSOs	5.9	*	*
PSUs	5.9	*	*
Risk-free interest rate
Stock Options	3.5% - 4.5%	3.5% - 4.6%	1.6% - 4.4%
ESPP	4.3% - 5.4%	4.2% - 5.4%	0.1% - 4.7%
PCSOs	4.2%	*	*
PSUs	4.1%	*	*
______________________________________________________________
*No PCSOs or PSUs were granted in 2023 and 2022.
Our expected dividend yield is zero as we have not declared and do not anticipate declaring any dividends.
We recorded total stock-based compensation expense for the years ended December 31, 2024, 2023 and 2022 related to the 2014 Plan, the 2020 Plan and the 2020 ESPP in the consolidated statements of operations and allocated the amounts as follows:

	Year Ended December 31,
	2024	2023	2022

	(In thousands)
Research and development	$42,819	$23,275	$9,899
General and administrative	42,003	25,485	13,751
Total	$84,822	$48,760	$23,650
As of December 31, 2024, there was $285.4 million of unrecognized stock-based compensation expense related to unvested employee and non-employee awards, which is expected to be recognized over a weighted-average period of 2.9 years.
10. Funding Arrangement
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

We are currently working on a discovery program with the University of North Carolina at Chapel Hill and the University of Chicago to develop a vaccine candidate for the prevention of Chlamydia, which is funded in part by a grant from the NIAID that provides potential funding up to five years totaling approximately $9.5 million. As of December 31, 2024, we have not yet received funding under this award.
Income from grants is recognized in the period during which the related specified expenses are incurred, provided that the conditions under which the grants were provided have been met. We recognized $1.0 million, $4.8 million and $1.9 million of grant income and recorded the amounts in Other income (expense), net in the consolidated statements of operations during the years ended December 31, 2024, 2023 and 2022, respectively. A grant receivable of $0.4 million representing unreimbursed, eligible costs incurred under the agreements was recorded and included in Prepaid expenses and other current assets in the consolidated balance sheets as of December 31, 2024. There was no such grant receivable balance as of December 31, 2023.
11. Net Loss Per Share
The following table sets forth the computation of basic and diluted net loss per share and excludes shares which are legally outstanding, but subject to repurchase by us:

	Year Ended December 31,
	2024	2023	2022
Net loss (in thousands)	$(463,927)	$(402,266)	$(223,485)
Weighted-average shares outstanding used in computing net loss per share, basic and diluted	121,997,348	97,157,690	64,877,988
Net loss per share, basic and diluted	$(3.80)	$(4.14)	$(3.44)

The following potentially dilutive securities were excluded from the computation of diluted net loss per share for the period presented because including them would have been antidilutive:

	Year Ended December 31,
	2024	2023	2022
Stock options	10,036,284	9,351,546	7,752,204
Restricted stock units	1,416,785	753,462	456,766
Employee stock purchase plan	112,260	103,628	113,240
Total	11,565,329	10,208,636	8,322,210

12. Income Taxes
Our pre-tax book loss was primarily derived from our business operations within the United States.
The Company has not recognized a current or deferred tax expense/(benefit) for federal, state or foreign jurisdictions in the years ending December 31, 2024, 2023 and 2022, respectively, due to tax losses in the various jurisdictions.
A reconciliation of our effective tax rate to the statutory U.S. federal rate is as follows:

	Year Ended December 31,
	2024	2023	2022
Statutory rate	21.0%	21.0%	21.0%
Stock-based compensation	4.1%	0.5%	1.5%
Credits	2.2%	1.4%	0.8%
Change in valuation allowance	(23.3)%	(21.8)%	(21.3)%
Section 162(m) limitation	(3.5)%	(1.1)%	(1.8)%
Other	(0.5)%	—%	(0.2)%
Total	0.0%	0.0%	0.0%
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following table presents significant components of our deferred tax assets and liabilities as of December 31, 2024 and 2023:

	As of December 31,
	2024	2023

	(in thousands)
Deferred tax assets:
Net operating losses	$195,869	$135,298
Fixed assets	—	660
Accrued and others	18,102	11,279
R&D Credits	26,709	12,870
Capitalized R&D expenditures	155,356	79,485
Accrued manufacturing expenses	6,909	10,819
Lease liability	21,228	8,739
Intangible assets	29,253	29,302
Stock compensation	14,652	8,981
Total deferred tax assets	468,078	297,433
Deferred tax liabilities:
ROU asset	(21,524)	(9,269)
Fixed Assets	(456)	—
Total deferred tax liabilities	(21,980)	(9,269)

Net deferred tax asset	446,098	288,165
Valuation allowance	(446,098)	(288,165)
Net deferred taxes	$—	$—
At December 31, 2024, we have net operating loss (“NOL”) carryforwards of approximately $430.2 million and $1,188.1 million available to reduce future taxable income, if any, for federal and state income tax purposes, respectively. The federal and state NOL carryforwards, except the federal loss carryforward arising in tax years beginning after December 31, 2017, begin to expire in 2034 unless previously utilized. Federal NOLs arising in tax years beginning after December 31, 2017 have an indefinite carryover period and do not expire. The Company’s state NOL carryforward generally have a twenty-year carryover period.

At December 31, 2024, we have research credit carryforwards of $28.3 million and $8.1 million available to offset future income tax liabilities, if any, for federal and California income tax purposes, respectively. The federal research and development tax credit carryforwards expire beginning in 2039 unless previously utilized. The California tax credits can be carried forward indefinitely.
Utilization of the NOL and research credit carryforward may be subject to an annual limitation due to the ownership percentage change limitations under Section 382 and Section 383, respectively, provided by the Internal Revenue Code of 1986, as amended (the “Code”), and similar state provisions. The annual limitation may result in the expiration of the NOL before utilization. We have experienced ownership changes in the past. There were no ownership changes identified in 2024, as such we determined that no federal research credits will expire unutilized or are excluded from our research credit carryforwards. Subsequent ownership changes may affect the limitation in future years.
We have evaluated the positive and negative evidence bearing upon the realizability of our deferred tax assets. Based on our history of operating losses, we have concluded that it is more likely than not that the benefit of our deferred tax assets will not be realized. Accordingly, we have provided a full valuation allowance for deferred tax assets as of December 31, 2024 and 2023.
We have uncertain tax benefits (“UTBs”) totaling $9.5 million and $4.4 million as of December 31, 2024 and 2023, respectively, which were netted against deferred tax assets subject to valuation allowance. The UTBs had no effect on the effective tax rate. We recognize interest and penalties related to UTBs, when they occur, as a component of income tax expense. To the extent accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction of the provision for income taxes in the period such determination is made. There were no interest or penalties recognized for the years ended December 31, 2024 and 2023. We do not expect our UTBs to change significantly over the next 12 months.
A reconciliation of the beginning and ending unrecognized tax benefit amount is as follows:

	December 31,
	2024	2023	2022

	(in thousands)
Balance at the beginning of the year	$4,447	$1,754	$924
Additions based on tax positions related to current year	5,166	2,208	876
Additions/(deductions) based on tax positions related to prior years	(88)	485	(46)
Balance at end of year	$9,525	$4,447	$1,754
We file U.S. federal, state and foreign tax returns in certain jurisdictions in which we operate as required. In general, we are no longer subject to tax examination by the Internal Revenue Service or state taxing authorities for years before 2019. Although the federal and state statutes are closed for purposes of assessing additional income tax in those prior years, the taxing authorities may still make adjustments to the NOL and credit carryforwards used in open years. Therefore, the tax statutes should be considered open as it relates to the NOL and credit carryforwards used in open years. Our Swiss corporate income and capital tax returns are subject to examination by the Swiss tax authorities for five years after the end of the corresponding tax period. We do not have any tax audits or other issues pending.
It is our intention to reinvest the earnings of our non-U.S. subsidiary in those operations and not to repatriate the earnings to the United States. Accordingly, we do not provide for deferred taxes on differences between financial reporting and tax basis in our investments in foreign subsidiaries as they are considered permanent in duration or are not expected to reverse in the foreseeable future. As of December 31, 2024, there are no unremitted earnings of our foreign subsidiary.
13. Segment Reporting
We operate and manage our business as one reportable and operating segment. Our chief executive officer, who is the chief operating decision maker, reviews financial information on an aggregate basis for purposes of allocating resources and evaluating financial performance based on consolidated net loss, as is reported in our consolidated statements of operations.
Our long-lived assets are based in the United States and Switzerland. Long-lived assets are comprised of property and equipment. As of December 31, 2024 and 2023, property and equipment based in the United States was $40.8 million and $79.6 million, respectively. As of December 31, 2024 and 2023, property and equipment based in Switzerland was $157.2 million and nil, respectively.

This following table presents segment operation results for the year ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
	2024	2023	2022
Operating expenses:
Research and development - external costs (1)	$349,510	$261,984	$132,418
Research and development - internal costs (2)	127,134	70,357	37,033
Acquired manufacturing rights (Note 7)	—	75,000	22,995
General and administrative	92,902	60,700	39,810
Total operating expenses	$569,546	$468,041	$232,256

Total other income, net	$105,619	$65,775	$8,771
Net loss	$463,927	$402,266	$223,485
____________________________________________________________
(1)Research and development - external costs consist primarily of product and clinical development expenses, research and development consumables, lab supplies and equipment, facility, depreciation, professional and consulting services attributed to the research and development departments.
(2)Research and development - internal costs consist of internal employee costs including stock-based compensation expenses.

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
Our management, with the participation of our Chief Executive Office (“CEO”) and our Chief Financial Officer (“CFO”), our principal executive officer and principal financial officer, respectively, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (as amended, the “Exchange Act”) as of December 31, 2024. Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures as of December 31, 2024 were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in its 2013 Internal Control - Integrated Framework. Based on this assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2024. Pursuant to Section 404(c) of the Sarbanes-Oxley Act, our independent registered public accounting firm has issued an attestation report on the effectiveness of our internal control over financial reporting for the year ended December 31, 2024, which is included below.

Report of Independent Registered Public Accounting Firm
To the stockholders and the Board of Directors of Vaxcyte, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Vaxcyte, Inc. and its subsidiary (the “Company”) as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets and related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows as of and for the year ended December 31, 2024, of the Company and our report dated February 25, 2025 , expressed an unqualified opinion on those financial statements.
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
/s/ Deloitte & Touche LLP
San Francisco, California
February 25, 2025

Item 9B. Other Information.
Trading Arrangements
The adoption, modification or termination of contracts, instructions or written plans for the purchase or sale of our securities by our Section 16 officers or directors for the three months ended December 31, 2024, each of which was entered into during an open trading window and is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (“10b5-1 Plan”), were as follows:

Peter Hirth, a member of our Board, adopted a 10b5-1 Plan on December 6, 2024, with an effective date of March 7, 2025. Dr. Hirth’s 10b5-1 Plan provides for the potential exercise and sale of up to 13,200 shares of our common stock, and expires on March 31, 2026, or upon the earlier completion of all authorized transactions thereunder.

Grant Pickering, our Chief Executive Officer and a member of our Board, terminated his 10b5-1 Plan on December 31, 2024. Mr. Pickering’s 10b5-1 Plan was originally adopted on April 12, 2024 for the potential sale of (i) up to 45,000 shares of our common stock held by Mr. Pickering and the potential exercise and sale of up to 195,000 shares of our common stock held by Mr. Pickering, and (ii) up to 35,490 shares of our common stock held by trusts in which the beneficiaries are children of Mr. Pickering, until October 1, 2025, or upon the earlier completion of all authorized transactions thereunder.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Certain information required by Part III is omitted from this Annual Report on Form 10-K since we intend to file our definitive proxy statement for our 2025 Annual Meeting of Stockholders (the “2025 Proxy Statement”) pursuant to Regulation 14A of the Exchange Act, not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and certain information to be included in the 2025 Proxy Statement is incorporated herein by reference.
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item of Form 10-K will be included under the captions “Proposal No. 1— Election of Directors,” “Executive Officers,” “Delinquent Section 16(a) Reports,” if applicable and “Corporate Governance and Board Matters” in our 2025 Proxy Statement, and is incorporated herein by reference.
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
Item 11. Executive Compensation.
The information required by this item of Form 10-K will be included under the captions “Executive Compensation” (other than information included under the subcaption “Pay Versus Performance Disclosure”), “Director Compensation,” “Corporate Governance and Board Matters,” and “Certain Relationships and Related Person Transactions” in our 2025 Proxy Statement, and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item of Form 10-K will be included under the captions “Security Ownership of Certain Beneficial Owners and Management,” “Director Compensation,” and “Executive Compensation” in our 2025 Proxy Statement, and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item of Form 10-K will be included under the captions “Certain Relationships and Related Person Transactions,” and “Corporate Governance and Board Matters” in our 2025 Proxy Statement, and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services.
The information required by this item of Form 10-K will be included under the caption “Proposal No. 2— Ratification of Independent Registered Public Accounting Firm” in our 2025 Proxy Statement, and is incorporated herein by reference.

PART IV
Item 15. Exhibits, Financial Statement Schedules.
(a)The following documents are filed as part of this Annual Report on Form 10-K:
(1)All Consolidated Financial Statements
The consolidated financial statements and Report of Independent Registered Public Accounting Firm filed as part of this Annual Report on Form 10-K are listed in the “Index to Consolidated Financial Statements” under Part II, Item 8 of this Annual Report on Form 10-K.
(2)Financial Statement Schedules
All financial statement schedules have been omitted because of the absence of conditions under which they are required or because the required information, where material, is shown in the consolidated financial statements, financial notes or supplementary financial information.
(3)Exhibits
The list of exhibits filed with this Annual Report on Form 10-K is set forth in the Exhibit Index preceding the signature page and is incorporated herein by reference or filed with this Annual Report on Form 10-K, in each case as indicated herein (numbered in accordance with Item 601 of Regulation S-K).
Item 16. Form 10-K Summary
None.
Exhibit Index

		Incorporated by Reference
Exhibit	Description	Form	File Number	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Vaxcyte, Inc., as amended	8-K	001-39323	3.1	June 16, 2020
3.2	Amended and Restated Bylaws of Vaxcyte, Inc., as amended.	10-Q	001-39323	3.2	November 6, 2023
4.1	Form of Common Stock Certificate of the Registrant.	S-1/A	333-238630	4.1	June 8, 2020
4.2	Description of Capital Stock.	10-K	001-39323	4.2	March 29, 2021
4.3	Form of Pre-Funded Warrant.	8-K	001-39323	4.1	January 13, 2022
4.4	Form of Pre-Funded Warrant.	8-K	001-39323	4.1	October 27, 2022
4.5	Form of Pre-Funded Warrant.	8-K	001-39323	4.1	April 20, 2023
4.6	Form of Pre-Funded Warrant.	8-K	001-39323	4.1	January 31, 2024
4.7	Form of Pre-Funded Warrant.	8-K	001-39323	4.1	September 6, 2024
10.1#	Vaxcyte, Inc. Amended and Restated 2014 Equity Incentive Plan and forms of agreements thereunder.	S-1	333-238630	10.2	May 22, 2020
10.2#	Vaxcyte, Inc. 2020 Equity Incentive Plan.	10-Q	001-39323	10.1	August 8, 2023
10.3#	Form of Stock Option Grant Notice and Stock Option Agreement (2020 Equity Incentive Plan).	10-Q	001-39323	10.2	August 8, 2023

		Incorporated by Reference
Exhibit	Description	Form	File Number	Exhibit	Filing Date
10.4#	Form of Restricted Stock Unit Grant Notice (2020 Equity Incentive Plan).	10-Q	001-39323	10.2	May 9, 2022
10.5#	Vaxcyte, Inc. 2020 Employee Stock Purchase Plan.	S-1/A	333-238630	10.4	June 8, 2020
10.6	Form of Indemnification Agreement entered into by and between the Registrant and each director and executive officer.	S-1	333-238630	10.5	May 22, 2020
10.7#	Executive Employment Agreement entered into by and between the Registrant and Grant Pickering, dated January 21, 2016.	S-1	333-238630	10.6	May 22, 2020
10.8#	Executive Employment Agreement entered into by and between the Registrant and Jim Wassil, dated November 15, 2019.	S-1	333-238630	10.11	May 22, 2020
10.9#	Offer Letter entered into by and between the Registrant and Andrew Guggenhime, dated April 16, 2020.	S-1	333-238630	10.13	May 22, 2020
10.10#	Offer Letter entered into by and between the Registrant and Mikhail Eydelman, dated March 4, 2022.	10-Q	001-39323	10.1	May 9, 2022
10.11#	Form of Executive Change in Control and Severance Agreement entered into by and between the Registrant and each eligible employee.	S-1	333-238630	10.14	May 22, 2020
10.12+†	Master Services Agreement for Drug Product Development and Manufacturing between Registrant and Lonza Ltd., dated March 22, 2022, as amended.	10-K	001-39323	10.12	February 27, 2024
10.13+†	Development and Manufacturing Services Agreement by and between the Registrant and Lonza Ltd., dated March 1, 2023.	10-Q	001-39323	10.1	May 8, 2023
10.14+†	Commercial Manufacturing and Supply Agreement by and between the Registrant and Lonza Ltd., dated October 13, 2023.	10-K	001-39323	10.14	February 27, 2024
10.15+†	Amended and Restated SutroVax Agreement by and between the Registrant and Sutro Biopharma, Inc., dated October 12, 2015, as amended.	S-1	333-238630	10.18	May 22, 2020
10.16+†	Third Amendment to Amended and Restated SutroVax Agreement by and between Sutro Biopharma, Inc. and the Registrant, dated September 28, 2023.	10-Q	001-39323	10.3	November 6, 2023
10.17+†	Supply Agreement by and between the Registrant and Sutro Biopharma, Inc., dated May 29, 2018, as amended.	10-K	001-39323	10.19	February 27, 2023

		Incorporated by Reference
Exhibit	Description	Form	File Number	Exhibit	Filing Date
10.18+†	Option Grant Agreement by and between Registrant and Sutro Biopharma, Inc., dated December 19, 2022.	10-K	001-39323	10.20	February 27, 2023
10.19+†	Manufacturing Rights Agreement by and between the Registrant and Sutro Biopharma, Inc., dated November 21, 2023.	10-K	001-39323	10.19	February 27, 2024
10.20+†	License Agreement by and between the Registrant and The Regents of the University of California, represented by its San Diego campus, dated February 4, 2019.	S-1	333-238630	10.20	May 22, 2020
10.21	First Amendment to License Agreement by and between the Registrant and The Regents of the University of California, represented by its San Diego campus, dated August 16, 2019.	10-K	001-39323	10.21	February 27, 2024
10.22+†	Amended and Restated Lease Agreement by and between the Registrant and ARE-San Francisco No. 63, LLC, dated as of November 15, 2024				X
10.23#	Form of Non-U.S. Stock Option Grant Notice and Stock Option Agreement (2020 Equity Incentive Plan).	10-K	001-39323	10.26	February 27, 2024
10.24#	Form of Non. U.S. Restricted Stock Unit Grant Notice (2020 Equity Incentive Plan).	10-K	001-39323	10.27	February 27, 2024
19.1	Vaxcyte, Inc. Insider Trading Policy				X
21.1	Subsidiary of Registrant.	10-K	001-39323	21.1	February 27, 2024
23.1	Consent of Independent Registered Public Accounting Firm.				X
24.1	Power of Attorney. Reference is made to the signature page hereto.				X
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.				X
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.				X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 13a-14(b) or 15d-14(b) of the Securities Exchange Act, as amended, and 18 U.S.C. Section 1350.				X
97.1#	Incentive Compensation Recoupment Policy.	10-K	001-39323	97.1	February 27, 2024

Incorporated by Reference
Exhibit	Description	Form	File Number	Exhibit	Filing Date
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.				X
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.				X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).				X
______________________________________________________________
X Filed herewith.
# Indicates a management contract or compensatory plan or arrangement.
+ Pursuant to Item 601(b)(10)(iv) of Regulation S-K, certain portions of this exhibit have been omitted (indicated by “[***]”) because we have determined that the information is not material and is the type that we treat as private or confidential.
† Schedules and exhibits to this exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished to the Securities and Exchange Commission (the “SEC") upon request; provided, however, that we may request confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended(the “Exchange Act”), for any schedule or exhibit so furnished.
* The certification attached as Exhibit 32.1 that accompanies this Annual Report on Form 10-K is not deemed filed with the SEC and is not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Exchange Act, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Vaxcyte, Inc.

Date: February 25, 2025	By:	/s/ Grant E. Pickering
Grant E. Pickering
Chief Executive Officer
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Grant E. Pickering and Andrew Guggenhime, and each of them, as his or her true and lawful attorneys-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the SEC, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Grant E. Pickering	Chief Executive Officer and Director	February 25, 2025
Grant E. Pickering	(Principal Executive Officer)

/s/ Andrew Guggenhime	President and Chief Financial Officer	February 25, 2025
Andrew Guggenhime	(Principal Financial Officer)

/s/ Elvia Cowan	Senior Vice President, Finance	February 25, 2025
Elvia Cowan	(Principal Accounting Officer)

/s/ Carlos Paya	Director	February 25, 2025
Carlos Paya, M.D., Ph.D.

/s/ Annie Drapeau	Director	February 25, 2025
Annie Drapeau

/s/ John Furey	Director	February 25, 2025
John Furey

/s/ Halley Gilbert	Director	February 25, 2025
Halley Gilbert

/s/ Peter Hirth	Director	February 25, 2025
Peter Hirth, Ph.D.

/s/ Jacks Lee	Director	February 25, 2025
Jacks Lee

/s/ Teri Loxam	Director	February 25, 2025
Teri Loxam

/s/ Heath Lukatch	Director	February 25, 2025
Heath Lukatch, Ph.D.