Form 10-Q
period 2025-03-31
Vaxcyte, Inc.
filed 2025-05-07
CIK 1649094

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________________
FORM 10-Q
___________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐     No   ☒
As of May 5, 2025, the registrant had 129,004,138 shares of common stock, $0.001 par value per share, outstanding.

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
•We currently rely on third-party manufacturing and supply partners, including Lonza Ltd., to supply raw materials and components for, and the manufacture of, our preclinical and clinical supplies as well as our vaccine candidates. Our inability to procure necessary raw materials or to have sufficient quantities of preclinical and clinical supplies or the inability to have our vaccine candidates manufactured, including delays or interruptions at our third-party manufacturers, or our failure to comply with applicable regulatory requirements or to supply sufficient quantities at acceptable quality levels or prices, or at all, would materially and adversely affect our business.
•The FDA regulatory approval process is lengthy and time-consuming, and we may experience significant delays in the clinical development and regulatory approval of our vaccine candidates.
•Changes in funding for, or staffing at, the FDA and other government agencies could prevent new products and services from being developed or commercialized in a timely manner, which could negatively impact our business.
•If we are unable to obtain and maintain patent protection for our technology and products, or if the scope of the patent protection obtained is not sufficiently broad, we may not be able to compete effectively in our markets.

PART I—FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
VAXCYTE, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(unaudited)

	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$346,850	$387,878
Short-term investments	1,324,881	1,359,330
Prepaid expenses and other current assets	44,832	40,777
Total current assets	1,716,563	1,787,985
Property and equipment, net	217,155	198,045
Operating lease right-of-use assets	87,759	72,102
Long-term investments	1,279,031	1,387,510
Restricted cash	1,319	1,317
Other assets	76,276	64,359
Total noncurrent assets	1,661,540	1,723,333
Total assets	$3,378,103	$3,511,318

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$20,514	$48,452
Accrued compensation	5,989	20,555
Accrued contract manufacturing expenses	38,323	36,159
Accrued expenses	26,042	29,123
Operating lease liabilities — current	6,128	5,891
Total current liabilities	96,996	140,180
Operating lease liabilities — long-term	81,081	65,319
Total liabilities	178,077	205,499

Commitments and contingencies (Note 6)
Stockholders' Equity
Preferred stock, $0.001 par value — 10,000,000 shares authorized at March 31, 2025 and December 31, 2024; no shares issued and outstanding at March 31, 2025 and December 31, 2024	—	—
Common stock, $0.001 par value — 500,000,000 shares authorized at March 31, 2025 and December 31, 2024; 128,939,412 and 124,893,034 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	132	128
Additional paid-in capital	4,729,253	4,697,883
Accumulated other comprehensive gain	(322)	(3,873)
Accumulated deficit	(1,529,037)	(1,388,319)
Total stockholders' equity	3,200,026	3,305,819
Total liabilities and stockholders' equity	$3,378,103	$3,511,318
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VAXCYTE, INC.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended March 31,
	2025	2024
Operating expenses:
Research and development	$148,134	$94,587
General and administrative	32,659	19,885
Total operating expenses	180,793	114,472
Loss from operations	(180,793)	(114,472)
Other income, net:
Interest income	32,935	21,666
Other income (expense)	7,140	(2,214)
Total other income, net	40,075	19,452
Net loss	$(140,718)	$(95,020)
Net loss per share, basic and diluted	$(1.04)	$(0.85)
Weighted-average shares outstanding, basic and diluted	135,690,949	111,690,951
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VAXCYTE, INC.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2025	2024
Net Loss	$(140,718)	$(95,020)
Other comprehensive loss:
Unrealized gains (losses) on investments, net	4,634	(1,999)
Foreign currency translation adjustments, net	(1,083)	4,709
Comprehensive loss	$(137,167)	$(92,310)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VAXCYTE, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share data)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Gain (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance — December 31, 2024	124,893,034	$128	$4,697,883	$(1,388,319)	$(3,873)	$3,305,819
Issuance of common stock in connection with employee incentive plans	546,419	1	6,048	—	—	6,049
Issuance of common stock and pre-funded warrants in connection with follow-on public offering	3,499,959	3	(3)	—	—	—
Taxes paid related to the net share settlement of equity awards	—	—	(5,290)	—	—	(5,290)
Stock-based compensation expense	—	—	30,615	—	—	30,615
Other comprehensive gain	—	—	—	—	3,551	3,551
Net loss	—	—	—	(140,718)	—	(140,718)
Balance — March 31, 2025	128,939,412	$132	$4,729,253	$(1,529,037)	$(322)	$3,200,026
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VAXCYTE, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share data)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Gain	Total Stockholders’ Equity
	Shares	Amount
Balance — December 31, 2023	95,364,831	$98	$2,164,583	$(924,392)	$179	$1,240,468
Issuance of common stock in connection with employee incentive plans	695,588	1	5,023	—	—	5,024
Issuance of common stock and pre-funded warrants in connection with follow-on public offering, net of commissions and offering expenses of $45,997	12,695,312	13	816,465	—	—	816,478
Taxes paid related to the net share settlement of equity awards	—	—	(3,306)	—	—	(3,306)
Stock-based compensation expense	—	—	17,629	—	—	17,629
Other comprehensive gain	—	—	—	—	2,710	2,710
Net loss	—	—	—	(95,020)	—	(95,020)
Balance — March 31, 2024	108,755,731	$112	$3,000,394	$(1,019,412)	$2,889	$1,983,983

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VAXCYTE, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(140,718)	$(95,020)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,956	999
Stock-based compensation expense	30,615	17,629
Amortization of operating lease right-of-use assets	1,918	2,092
Net accretion of discounts on investments	(4,913)	(10,991)
Unrealized foreign exchange loss	(6,617)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,499)	(4,958)
Operating lease right-of-use assets	(17,575)	—
Other assets	(6,554)	(8,581)
Operating lease liabilities	15,999	(1,804)
Accounts payable	(29,163)	5,672
Accrued compensation	(14,418)	(7,968)
Accrued contract manufacturing expenses	8,088	(51,840)
Accrued expenses	(4,393)	(4,354)
Net cash used in operating activities	(166,274)	(159,124)
Cash flows from investing activities:
Purchases of property and equipment	(5,424)	(5,678)
Purchases of manufacturing facility build-out and equipment construction-in-progress	(21,327)	(6,394)
Purchases of investments	(314,485)	(687,697)
Maturities of investments	438,488	242,318
Sales of investments	26,065	6,378
Net cash provided (used) in investing activities	123,317	(451,073)
Cash flows from financing activities:
Proceeds from exercise of common stock options	6,049	5,024
Proceeds from issuance of common stock from follow-on offerings, net of issuance costs	—	816,478
Taxes paid related to the net share settlement of equity awards	(5,290)	(3,306)
Net cash provided by financing activities	759	818,196
Effect of exchange rate changes on cash and cash equivalents	1,172	6,062
Net increase (decrease) in cash, cash equivalents and restricted cash	(41,026)	214,061
Cash, cash equivalents and restricted cash, beginning of period	389,195	398,554
Cash, cash equivalents and restricted cash, end of period	$348,169	$612,615
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$346,850	$611,512
Restricted cash	1,319	1,103
Cash, cash equivalents and restricted cash	$348,169	$612,615
Supplemental disclosure of non-cash investing activities:
Purchases of property and equipment recorded in accounts payable and accrued expenses	$3,889	$13,719

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VAXCYTE, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
1. Company Organization and Nature of Business
Vaxcyte, Inc. (“we,” “our,” “us,” “Vaxcyte” and the “Company”) refers to Vaxcyte, Inc., a Delaware corporation, as well as its wholly-owned consolidated subsidiary. We are headquartered in San Carlos, California, and were incorporated in the state of Delaware on November 27, 2013 as SutroVax, Inc., and changed our name to Vaxcyte, Inc. on May 15, 2020. We are a clinical-stage vaccine innovation company engineering high-fidelity vaccines to protect humankind from the consequences of bacterial diseases. We are developing broad-spectrum conjugate and novel protein vaccines to prevent or treat bacterial infectious diseases. We are re-engineering the way highly complex vaccines are made through modern synthetic techniques, including advanced chemistry and the XpressCFTM cell-free protein synthesis platform, exclusively licensed from Sutro Biopharma, Inc. (“Sutro Biopharma”). Unlike conventional cell-based approaches, our system for producing difficult-to-make proteins and antigens is intended to accelerate our ability to efficiently create and deliver high-fidelity vaccines with enhanced immunological benefits.
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
Unaudited Interim Condensed Consolidated Financial Statements
The condensed consolidated balance sheets as of March 31, 2025, the condensed consolidated statements of operations, comprehensive loss and stockholders’ equity for the three months ended March 31, 2025 and 2024 and the condensed consolidated statements of cash flows for the three months ended March 31, 2025 and 2024 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair statement of our financial information. The financial data disclosed in the footnotes to the condensed consolidated financial statements related to the three months ended March 31, 2025 and 2024 are also unaudited. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any other future annual or interim period. These interim condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and related notes thereto for the year ended December 31, 2024 included in our Annual Report on Form 10-K filed with the SEC on February 25, 2025.

Certain prior period amounts in the condensed consolidated financial statements have been reclassified to conform to current period presentation.
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements. On an ongoing basis, we evaluate our estimates and assumptions, including those related to stock-based compensation expense, accruals for certain research and development costs, the valuation of deferred tax assets and income taxes. Management bases our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from those estimates.
Summary of Significant Accounting Policies
There have been no material changes to our significant policies as of and for the three months ended March 31, 2025 from our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
Recently Issued Accounting Pronouncements
From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies and adopted by us as of the specified effective date. We believe that the impact of recently issued standards that are not yet effective will not have a material impact on our consolidated financial statements and disclosures.
In December 2023, the FASB issued Accounting Standards Update ("ASU") No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). The final guidance adds clarifications related to the presentation of rate reconciliation for public business entities and definitions of specific categories in rate reconciliation. These amendments are effective for public business entities for annual periods beginning after December 15, 2024. We are currently evaluating the impact of this guidance on our consolidated financial statements and related disclosures.
In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), (“ASU 2024-04”). The amendments in ASU 2024-04 intend to improve the disclosures about a public business entity’s expenses and address requests from investors for more detailed information about the types of expenses (including purchases of inventory, employee compensation, depreciation, amortization, and depletion). This new guidance is effective for us for the annual period beginning after December 15, 2026. We are currently evaluating the impact of this guidance on our consolidated financial statements and related disclosures.

3. Fair Value Measurements and Fair Value of Financial Instruments
The following tables set forth our financial instruments measured at fair value on a recurring basis by level within the fair value hierarchy at March 31, 2025 and December 31, 2024:

		March 31, 2025
	Fair Value Hierarchy Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Assets		(in thousands)
Cash and cash equivalents:
Cash	Level 1	$65,380	$—	$—	$65,380
Money market funds	Level 1	117,218	—	—	117,218
Commercial paper	Level 2	164,287	—	(35)	164,252
Total cash and cash equivalents		346,885	—	(35)	346,850
Investments:
U.S. Treasury securities	Level 1	1,269,088	1,863	(2,186)	1,268,765
Commercial paper	Level 2	112,126	—	(29)	112,097
Corporate debt	Level 2	824,006	1,308	(617)	824,697
Asset-backed securities	Level 2	191,604	138	(88)	191,654
U.S. government agency securities	Level 2	206,641	276	(218)	206,699
Total investments		2,603,465	3,585	(3,138)	2,603,912

Total assets measured at fair value		$2,950,350	$3,585	$(3,173)	$2,950,762

		December 31, 2024
	Fair Value Hierarchy Level	Amortized Cost	Gross Unrealized Gains		Gross Unrealized Losses	Fair Value
Assets		(in thousands)
Cash and cash equivalents:
Cash	Level 1	$60,531	$—		$—	$60,531
Money market funds	Level 1	73,566	—		—	73,566
U.S. Treasury securities	Level 1	8,983	2	—	—	8,985
Commercial paper	Level 2	244,833	1		(38)	244,796
Total cash and cash equivalents		387,913	3		(38)	387,878
Investments:
U.S. Treasury securities	Level 1	1,463,329	1,533		(5,305)	1,459,557
Commercial paper	Level 2	182,308	48		(18)	182,338
Corporate debt	Level 2	691,972	888		(1,331)	691,529
Asset-backed securities	Level 2	195,801	309		(72)	196,038
U.S. government agency securities	Level 2	217,617	243		(482)	217,378
Total investments		2,751,027	3,021		(7,208)	2,746,840

Total assets measured at fair value		$3,138,940	$3,024		$(7,246)	$3,134,718
There were no transfers within the hierarchies during the three months ended March 31, 2025.
As of March 31, 2025 and December 31, 2024, we had investments with a total fair market value of $1.2 billion and $1.5 billion, respectively, in an unrealized loss position, of which $5.8 million and $10.5 million, respectively, were in a continuous unrealized loss position for more than 12 months. As of March 31, 2025 and December 31, 2024, the gross unrealized losses of securities that have been in a continuous unrealized loss position for both less than and greater than 12 months were $3.2 million and $7.2 million, respectively.
Unrealized losses related to our investments are primarily due to interest rate fluctuations as opposed to credit quality. We do not intend to sell any of the securities in an unrealized loss position and it is not likely that we would be required to sell these securities before recovery of their amortized cost basis, which may be at maturity. We did not recognize any credit losses related to our investments during the three months ended March 31, 2025 or 2024.
The following table presents the contractual maturities of our investments as of March 31, 2025 (in thousands):

Fair Value
Due in less than one year	$1,324,881
Due in one to five years	1,279,031
Total	$2,603,912
4. Commercial Manufacturing and Supply Agreement
On October 13, 2023, we entered into a pre-commercial services and commercial manufacturing supply agreement with Lonza (the “Commercial Manufacturing and Supply Agreement”).
Pursuant to the Commercial Manufacturing and Supply Agreement, Lonza will (i) construct and build out a dedicated suite (the “Suite”) at Lonza’s facilities in Visp, Switzerland to manufacture certain key components (including drug substance) for our proprietary pneumococcal conjugate vaccine (“PCV”) franchise and any other products or intermediates we may choose (collectively, the “Products”) and (ii) maintain and operate the Suite (utilizing Lonza’s employees) to manufacture the Products as a service provided to us, including conducting related quality control and quality assurance operations. Lonza will be a preferred, non-exclusive, supplier of the Products to us, and we retain the right to procure the Products from one or more alternate and/or backup manufacturers of the Products (including at our own facilities).
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
Unless earlier terminated, the Commercial Manufacturing and Supply Agreement will remain in effect until December 31, 2038, subject to automatic renewal for up to three additional renewal periods of five years each, unless we elect not to renew (with 24 months advanced notice to Lonza). We are permitted to terminate the Commercial Manufacturing and Supply Agreement for convenience or for Lonza’s uncured material breach, in each case subject to certain notice obligations. Lonza is permitted to terminate the Commercial Manufacturing and Supply Agreement in the event that we commit certain specified material breaches, including uncured failure to pay material and undisputed amounts of money due to Lonza, subject to certain notice obligations. Either party may terminate the Commercial Manufacturing and Supply Agreement in certain circumstances in the event of the other party’s bankruptcy. In the event that we terminate the agreement for convenience, or Lonza terminates the agreement in the event that we commit certain specified material breaches, then certain termination consequences may be triggered, including that (i) we would forfeit any outstanding entitlement to credit from Lonza of the Repurposing Fee (as defined below), and (ii) we would be obligated to pay Lonza a termination penalty equal to the greater of (a) CHF 70.0 million, or (b) a prespecified number of months’ FTE fees for the actual FTEs assigned to us as of the date of termination. Within 30 days of the Effective Date, we paid Lonza a repurposing fee (the “Repurposing Fee”) of CHF 27.0 million that will be credited back to us over a 10-year period starting upon commencement of commercial production. In the event of a termination under certain circumstances, Lonza shall be obligated to provide certain wind-down and transition services to us for up to 12 months and 24 months, respectively.

As of March 31, 2025, we have incurred an accumulated (i) $171.3 million of capital expenditures related to the Vaxcyte owned facility buildout and equipment and (ii) $74.7 million of facility buildout expenditures that are owned and controlled by Lonza, including the Repurposing Fee, which have been accounted for as prepaid lease payments and will be recorded as a right-of-use ("ROU") asset under Accounting Standards Codification (“ASC”) 842 lease accounting when control over the Suite is transferred to us, which we expect to occur when the buildout of the Suite is complete and manufacturing activities commence.
5. Leases
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

In November 2024, we amended and restated the Original Lease (the “Amended and Restated Lease”) as a single, unified lease for our Headquarters Facility which includes the existing space under the Original Lease, Assumed Lease Premises (the “Existing Premises”) and expanded space covering additional floors (the “Additional Premises”), which resulted in a lease modification in accordance with ASC 842. The Amended and Restated Lease has an initial contractual term of 10 years, contains rent-free periods, scheduled rent increases, lease incentives and the option of two consecutive rights to extend the term for 60 months each. The effective date of the Amended and Restated Lease was November 15, 2024 which, for the purposes of lease accounting, is the commencement date of the lease of the Existing Premises. The commencement date of the Additional Premises will be when certain leasehold improvements and specifications are substantially complete, the first of which occurred on February 10, 2025, and the rest of which are estimated to occur between November 2025 and June 2026, for certain office and lab spaces on the additional floors. Our Amended and Restated Lease expires on February 28, 2035.

In November 2024, we entered into a sublease agreement, for which we are sublessor, for a portion of our Existing Premises. This sublease has a contractual term of two years, expiring on December 12, 2026, unless earlier terminated, with two conditional options to extend the term of the sublease for a period of 12 months. The commencement date of this sublease was December 12, 2024.
In July 2024, we entered into a sublease agreement, for which we are sublessee for a new operating lease in the same campus as our corporate headquarters. This sublease has rent-free periods, scheduled rent increases, and a contractual term of two years, expiring on June 30, 2026, unless earlier terminated.
Manufacturing Facility
In October 2023, we entered into the Commercial Manufacturing and Supply Agreement with Lonza. We have concluded that this agreement contains an embedded lease and will be accounted for in accordance with ASC 842 Leases upon the commencement date. As of March 31, 2025, the lease had not commenced and, as such, no lease liability or ROU asset was recorded on the condensed consolidated balance sheets and no operating lease expense was recorded on the condensed consolidated statements of operations. See Note 4, “Commercial Manufacturing and Supply Agreement,” for further details.

The following tables present additional information for our operating leases:

	March 31, 2025	December 31, 2024
Weighted-average remaining lease term (in years)	9.70	9.60
Weighted-average discount rate	7.2%	7.2%

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Right-of-use assets obtained in exchange for new operating lease liabilities	$17,575	$—
Cash paid for operating lease liabilities	3,084	2,390
Maturities of lease liabilities as of March 31, 2025 were as follows:

Years ending December 31,	(in thousands)
Remainder of 2025	$8,205
2026	11,761
2027	10,826
2028	11,824
2029	12,178
Thereafter	69,006
Total future undiscounted lease payments	123,800
Less: Imputed interest	(36,691)
Total lease liabilities	$87,109
Rent expense recognized under the leases was $3.6 million and $2.7 million for the three months ended March 31, 2025 and 2024, respectively.
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
Guarantees and Indemnifications
In the normal course of business, we enter into agreements that contain a variety of representations and provide for general indemnification. Our exposure under these agreements is unknown because it involves claims that may be made against us in the future. To date, we have not paid any claims or been required to defend any action related to our indemnification obligations. As of March 31, 2025, we did not have any material indemnification claims that were probable or reasonably possible and consequently have not recorded related liabilities.
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
Under each of the 2022 Lonza DMSA and 2023 Lonza DMSA (collectively, the “Lonza Agreements”), we pay Lonza agreed-upon fees for their performance of development and manufacturing services and pass-through expenses incurred by Lonza for raw materials, as well as customary procurement and handling fees. Under each Lonza Agreement, we own all rights, title and interest in and to any and all New Customer Intellectual Property (as defined in each Lonza Agreement), and Lonza owns all rights, title and interest in New General Application Intellectual Property (as defined in each Lonza Agreement). For additional information about the Lonza Agreements, see “Certain Significant Relationships—Lonza—Development and Manufacturing Services Agreements” included in Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report on Form 10-Q.
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
As consideration for the Option and other rights and authorizations granted to us under the Option Agreement, we paid Sutro Biopharma upfront consideration of $22.5 million, consisting of (i) $10.0 million in cash and $7.5 million worth of shares of our common stock (the number of shares calculated based on the arithmetic average of the daily volume weighted average price of our common stock as traded on Nasdaq in the three consecutive trading days immediately prior to the issuance thereof) in December 2022, and (ii) $5.0 million in October 2023 within five business days after we and Sutro Biopharma mutually agreed in writing upon the Form Definitive Agreement on September 28, 2023. The 167,780 shares of common stock issued was recorded at fair value of $8.0 million on the date of settlement, December 22, 2022.

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
For additional information about the Manufacturing Rights Agreement, see “Certain Significant Relationships—Sutro Biopharma—Manufacturing Rights Agreement with Sutro Biopharma” included in Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report on Form 10-Q.
Purchase Commitments
We enter into agreements in the normal course of business with CMOs and other vendors for manufacturing services and raw materials purchases. We rely on several third-party manufacturers for our manufacturing requirements. As of March 31, 2025, we had the following amounts of non-cancelable purchase commitments related to manufacturing services and raw materials purchased due to our key manufacturing partners. These amounts represent our minimum contractual obligations, including termination fees. If we terminate certain firm orders with key manufacturing partners, we will be required to pay for the manufacturing services scheduled or raw materials purchased under our arrangements. The actual amounts we pay in the future to our vendors under such agreements may differ from the purchase order amounts.

Years ending December 31,	(in thousands)
Remainder of 2025	$265,216
2026	111,727
2027	733
2028	527
Total non-cancelable purchase commitments due to our key manufacturing partners	$378,203
7. Stockholders' Equity
Preferred Stock
Our certificate of incorporation authorizes us to issue up to 10,000,000 shares of preferred stock with $0.001 par value per share. There were no shares of preferred stock issued or outstanding as of March 31, 2025 or December 31, 2024.
Common Stock
Our certificate of incorporation authorizes us to issue up to 500,000,000 shares of common stock with $0.001 par value per share, of which 128,939,412 and 124,893,034 shares were issued and outstanding as of March 31, 2025 and December 31, 2024, respectively.
ATM Program
In July 2021, we entered into an Open Market Sales AgreementSM (the “Original ATM Sales Agreement”) with Jefferies LLC (“Jefferies”), to issue and sell, from time to time at our discretion, shares of our common stock at an aggregate offering price up to $150.0 million through Jefferies acting as our sales agent or principal. As of February 27, 2023, we had sold 4,995,709 shares of our common stock under the Original ATM Sales Agreement at a weighted average price of $27.57 per share for aggregate gross proceeds of $137.8 million. On February 27, 2023, we and Jefferies entered into an amendment to the Original ATM Sales Agreement (as amended, the “Amended ATM Sales Agreement”) to offer and sell additional shares of our common stock with an aggregate offering price up to another $400.0 million, which is in addition to the $150.0 million aggregate offering price under the Original ATM Sales Agreement. We will pay Jefferies a commission of up to 3.0% of the gross sales proceeds of any common stock sold through Jefferies under the Amended ATM Sales Agreement; however, we are not obligated to make any sales of common stock. As of March 31, 2025, we have sold 4,211,367 shares of our common stock under the Amended ATM Sales Agreement at a weighted average price of $64.19 per share for aggregate gross proceeds of $270.3 million ($264.2 million net of commissions and offering expenses) with $129.7 million remaining for future sales under the Amended ATM Sales Agreement. We have made no sales under the Amended ATM Sales Agreement since August 2024.
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
During the three months period ended March 31, 2025, 1,000,000 shares and 2,500,000 shares underlying the pre-funded warrants from the January 2022 and October 2022 offerings, respectively, were exercised. As of March 31, 2025, no other shares underlying the pre-funded warrants had been exercised.
8. Equity Incentive Plans
Equity Incentive Plans
We currently grant stock options and restricted stock units (“RSUs”) under the 2020 Equity Incentive Plan (“2020 Plan”), which became effective in June 2020 and replaced our 2014 Equity Incentive Plan (“2014 Plan”).
Effective January 1, 2025, the number of shares of common stock available under the 2020 Plan increased by 6,244,651 shares pursuant to the evergreen provision of the 2020 Plan. As of March 31, 2025, an aggregate of 9,723,621 shares of common stock were available for issuance under the 2020 Plan.

Our 2014 Plan permitted the granting of incentive stock options, non-statutory stock options, restricted stock and other stock-based awards. Subsequent to the adoption of the 2020 Plan, no additional equity awards can be made under the 2014 Plan. As of March 31, 2025, 943,393 shares and 9,723,621 shares of common stock were subject to outstanding options and RSUs under the 2014 Plan and 2020 Plan, respectively.
Stock Option Activity
Stock option activity under our 2020 Plan, including performance contingent stock options ("PCSOs"), and 2014 Plan, which excludes options to purchase 29,638 shares granted outside of the 2020 Plan and 2014 Plan, was as follows:

		Options Outstanding			PCSOs Outstanding
		(in thousands, except share and per share data)
Stock Option Activity	Number of Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value	Number of Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balances — December 31, 2024	9,366,936	$39.40	7.48	$406,730	$639,710	$102.70	9.85	$—
Options granted	1,137,823	75.83		—				—
Options exercised (1)	(440,454)	13.97		—				—
Options forfeited	(37,001)	62.75		—				—
Balances — March 31, 2025	10,027,304	$44.56	7.70	$78,996	$639,710	$102.70	9.60	$—
Vested and expected to vest — March 31, 2025	10,027,304	$44.56	7.70	$78,996	$639,710	$102.70	9.60	$—
Exercisable at March 31, 2025	5,164,520	$29.37	6.78	$68,221	$—			$—
_______________________________________________
(1) Shares returned due to net exercises.
During the three months ended March 31, 2025 and 2024, options to purchase 440,454 and 631,287 shares, respectively, were exercised for cash at a weighted-average price per share of $13.97 and $72.85, respectively. The weighted-average grant date fair value of options granted for the three months ended March 31, 2025 and 2024 was $46.04 and $47.28, respectively. The intrinsic value of the stock options exercised was $31.0 million and $38.1 million for the three months ended March 31, 2025 and 2024, respectively.
RSU Activity
RSU activity, including performance-based stock units ("PSUs"), for the three months ended March 31, 2025 was as follows:

	Unvested RSUs				Unvested PSUs
	(in thousands, except share and per share data)
	Number of Shares	Weighted- Average Grant-Date Fair Value	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value	Number of Shares	Weighted- Average Grant-Date Fair Value	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Unvested at December 31, 2024	1,241,272	$67.32	1.46	$101,611	175,513	$151.48	3.85	$14,367
Granted	696,763	73.57		—				—
Vested and released	(180,269)	52.44		—				—
Cancelled	(15,213)	70.46		—				—
Unvested at March 31, 2025	1,742,553	$71.33	1.59	$65,799	175,513	$151.48	3.61	$6,627
The weighted-average grant date fair value of RSUs granted during the three months ended March 31, 2025 and 2024 was $73.57 and $73.42, respectively. The aggregate fair value of unvested RSUs is calculated using the closing price of our common stock on the grant date. As of March 31, 2025 and 2024, the unrecognized stock-based compensation cost of unvested RSUs was $139.3 million and $62.6 million, respectively, which is expected to be recognized over a weighted-average period of 3.06 years and 2.97 years, respectively.

Shares available for grant under our 2020 Plan for the three months ended March 31, 2025 were as follows:

Number of Shares
Balance — December 31, 2024	6,275,934
Shares authorized	6,244,651
Shares expired	(166)
Options and RSUs granted	(1,834,586)
Shares forfeited (1)	53,283
Shares withheld for taxes	73,235
Balance — March 31, 2025	10,812,351
___________________________________________
(1) As of March 31, 2025, a total of 1,069 shares were forfeited under the 2020 Plan due to net exercises of stock options.
Stock-based Compensation
The following assumptions were used in the Black-Scholes options pricing model for stock options granted in the respective period of:

	Three Months Ended March 31,
	2025	2024
Expected volatility	67.3% - 67.5%	73.2% - 73.5%
Expected term (in years)	5.2 - 5.3	5.4
Risk-free interest rate	4.1% - 4.5%	4.0% - 4.3%
Our expected dividend yield is zero as we have not declared and do not anticipate declaring any dividends.
We recorded total stock-based compensation expense for the three months ended March 31, 2025 and 2024 related to the 2014 Plan, the 2020 Plan and the 2020 ESPP in the condensed consolidated statements of operations and allocated the amounts as follows:

	Three Months Ended March 31,
	2025	2024

	(in thousands)
Research and development	$15,925	$8,818
General and administrative	14,690	8,811
Total	$30,615	$17,629
As of March 31, 2025, there was $356.6 million of unrecognized stock-based compensation expense related to unvested employee and non-employee awards, which is expected to be recognized over a weighted-average period of 2.91 years.
9. Funding Arrangements
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
Our vaccine development program for VAX-GI, a novel preclinical vaccine candidate being developed as a preventative treatment for dysentery and shigellosis, which is caused by Shigella bacteria, is currently funded in part by two grants obtained from the National Institutes of Health (“NIH”) administered by the University of Maryland, Baltimore. Our first grant from the NIH was awarded in April 2021 and provides for potential funding up to five years totaling approximately $0.5 million. In June 2023, we received another grant from the NIH that provides for potential funding up to five years totaling approximately $4.6 million. As of March 31, 2025, we have received and expect to continue to receive funding under each of these grants.

We are currently working on a discovery program with the University of North Carolina at Chapel Hill and the University of Chicago to develop a vaccine candidate for the prevention of Chlamydia, which is funded in part by a grant from the National Institute of Allergy and Infectious Diseases that provides potential funding up to five years totaling approximately $9.5 million. As of March 31, 2025, we have received and expect to continue to receive funding under this grant.
Income from grants is recognized in the period during which the related specified expenses are incurred, provided that the conditions under which the grants were provided have been met. The amount of grant income was not material during the three months ended March 31, 2025 and March 31, 2024. A grant receivable of $0.3 million and $0.4 million representing unreimbursed, eligible costs incurred under the agreements was recorded and included in Prepaid expenses and other current assets in the condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024, respectively.
10. Net Loss Per Share
The following table sets forth the computation of basic and diluted net loss per share and excludes shares which are outstanding, but subject to repurchase by us:

	Three Months Ended March 31,
	2025	2024
Net loss (in thousands)	$(140,718)	$(95,020)
Weighted-average shares outstanding used in computing net loss per share, basic and diluted(1)	135,690,949	111,690,951
Net loss per share, basic and diluted	$(1.04)	$(0.85)
__________________________________________
(1) Includes shares of common stock into which pre-funded warrants may be exercised as of March 31, 2025. See Note 7, “Stockholders' Equity.”
The following potentially dilutive securities outstanding as of the periods presented below were excluded from the computation of diluted net loss per share for the three months ended March 31, 2025 and 2024 because including them would have been anti-dilutive:

	March 31,
	2025	2024
Stock options	10,696,652	11,302,590
Restricted stock units	1,918,066	1,204,939
Employee Stock Purchase Plan shares	114,206	104,775
Total	12,728,924	12,612,304
11. Income Taxes
In determining quarterly provisions for income taxes, we use the annual estimated effective tax rate applied to the actual year-to-date profit or loss, adjusted for discrete items arising in that period. Our annual estimated effective tax rate differs from the U.S. federal statutory rate primarily as a result of changes in our valuation allowance against our deferred tax assets. During the three months ended March 31, 2025 and 2024, we incurred net pre-tax losses in the jurisdictions we operate in and had no income tax provisions. During the three months ended March 31, 2025, there were no material changes to our unrecognized tax benefits, and we do not expect to have any significant changes to unrecognized tax benefits through the end of the fiscal year. We do not have any tax audits or other issues pending.
12. Segment Reporting
We operate and manage our business as one reportable and operating segment. Our chief executive officer, who is the chief operating decision maker, reviews financial information on an aggregate basis for purposes of allocating resources and evaluating financial performance based on consolidated net loss, as is reported in our condensed consolidated statements of operations.

Our long-lived assets are based in the United States and Switzerland. Long-lived assets are comprised of property and equipment. As of March 31, 2025 and December 31, 2024, property and equipment based in the United States was $40.5 million and $40.8 million, respectively. As of March 31, 2025 and December 31, 2024, property and equipment based in Switzerland was $176.6 million and $157.2 million, respectively.
This following table presents segment operation results for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Operating expenses:
Research and development - external costs (1)	$103,806	$69,637
Research and development - internal costs (2)	44,328	24,950
General and administrative	32,659	19,885
Total operating expenses	$180,793	$114,472

Total other income, net	$40,075	$19,452
Net loss	$140,718	$95,020
____________________________________________________________
(1)Research and development - external costs consist of product manufacturing costs, clinical costs, research and development consumables, lab supplies and equipment, facility and allocated costs, and other external costs.
(2)Research and development - internal costs consist of internal employee costs including stock-based compensation expenses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and notes thereto for the year ended December 31, 2024 filed with the Securities and Exchange Commission (“SEC”) on February 25, 2025. This discussion and analysis contain forward-looking statements based upon our current beliefs, plans and expectations that involve risks, uncertainties and assumptions, such as statements regarding our plans, objectives, expectations, intentions and beliefs. Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. You should carefully read the “Risk Factors” section of this Quarterly Report on Form 10-Q to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements. Please also see the section titled “Special Note Regarding Forward-Looking Statements.”
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
◦PCV Franchise Adult Indication:
▪VAX-31 is a 31-valent, broad-spectrum, carrier-sparing investigational PCV being developed for the prevention of IPD. VAX-31 is the broadest-spectrum PCV in the clinic, and has the potential to provide protection against both currently circulating and historically prevalent serotypes. VAX-31 was designed to increase coverage, in a single vaccine, to approximately 95% of IPD circulating in adults in the United States aged 50 and older, with the potential to provide an incremental 14-34% of coverage over current standard-of-care adult PCVs.

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

•In March 2025, we announced positive topline data from the VAX-24 infant Phase 2 dose-finding study evaluating the safety, tolerability and immunogenicity of VAX-24 compared to PCV20 in healthy infants. In this study, VAX-24 was well-tolerated and demonstrated a safety profile similar to PCV20 across all doses studied.

•All VAX-24 doses evaluated (Low: 1.1 mcg, Mid: 2.2mcg and Mixed: 2.2mcg/4.4mcg) elicited substantial IgG and OPA immune responses at 1-month post-dose 3 (primary immunization series):
◦Post-dose 3, the VAX-24 Mid dose met target precedent Phase 2 non-inferiority criteria (lower limit of the 95% confidence interval for the difference between the proportion of participants achieving the pre-defined seroconversion rate (IgG concentration ≥0.35 mcg/mL) is > -15% for each ST), particularly for the highest circulating serotypes contained in VAX-24 and for 20 of 24 serotypes overall.

•An interim assessment of the IgG results was performed with available study samples at 1-month post-dose 4 (booster dose) and demonstrated that the Mid dose met our historical target Phase 2 IgG GMR point estimate of >0.6 for the highest circulating serotypes contained in VAX-24 and for 19 of 24 serotypes overall. Additionally, VAX-24 elicited robust memory responses across all doses for all serotypes, as evidenced by the boost demonstrated PD4 for IgG responses relative to PD3 IgG responses.

▪VAX-31 is a 31-valent, broad-spectrum, carrier-sparing investigational PCV being developed for the prevention of IPD in not only adults, but also in children. VAX-31 is the broadest-

spectrum PCV in the clinic designed to cover approximately 92% of IPD and 93% of acute otitis media due to Streptococcus pneumonia in children under five years of age in the United States.

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

•In February 2025, we announced that the Phase 2 study of VAX-31 in healthy infants had advanced to the second and final stage of the study. Stage 2 of the study is evaluating the safety, tolerability and immunogenicity of VAX-31 at the same three dose levels evaluated in Stage 1 and compared to PCV20 in approximately 750 infants. In line with recommendations from the ACIP, the study design includes a primary immunization series consisting of three doses given at two months, four months and six months of age, followed by a subsequent booster dose at 12-15 months of age. We expect to share topline data from the primary three-dose immunization series of the study in mid-2026, with complete booster data up to nine months later.

•Pending the VAX-31 infant study readout, we plan to initiate a Phase 3 program with an optimized dose formulation of VAX-24 or VAX-31.

◦VAX-XL, a third-generation PCV candidate designed to provide the broadest coverage of any PCV currently in development.
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
•VAX-GI, a novel preclinical vaccine candidate being developed as a preventative treatment for dysentery and shigellosis, which is caused by Shigella bacteria. Shigella is a bacterial illness that is estimated to cause 80 million to 165 million cases of disease and 600,000 deaths annually, mostly among children. The central antigen in VAX-GI is IpaB, a well-appreciated antigen that other developers have been unable to produce in an amount sufficient to enable a commercial product. With our cell-free technology, we believe we can produce this antigen at substantially improved yields, allowing for commercial-scale production. VAX-GI is being developed in collaboration with the University of Maryland, Baltimore as well as with partial funding from two research grants awarded by the National Institutes of Health ("NIH").
•Other discovery-stage programs that leverage our cell-free protein synthesis platform, which, if proven successful in preclinical studies, could also be advanced into IND-enabling activities and clinical studies.
Since January 1, 2025, key developments affecting our business include the following:

•Reported Positive Topline Results from VAX-24 Infant Phase 2 Dose-Finding Study: In March 2025, we announced positive topline results from the Phase 2 dose-finding study evaluating the safety, tolerability and immunogenicity of VAX-24 in healthy infants. In this study, VAX-24 was well-tolerated and demonstrated a safety profile similar to PCV20 across all doses studied.

◦All VAX-24 doses evaluated (Low: 1.1 mcg, Mid: 2.2mcg and Mixed: 2.2mcg/4.4mcg) elicited substantial IgG and OPA immune responses at 1-month post-dose 3 (primary immunization series):
▪Post-dose 3, the VAX-24 Mid dose met target precedent Phase 2 non-inferiority criteria on relative seroconversion rates, (lower limit of the 95% confidence interval for the difference between the proportion of participants achieving the pre-defined seroconversion rate (IgG concentration ≥0.35 mcg/mL) is > -15% for each ST), particularly for the highest circulating serotypes contained in VAX-24 and for 20 of 24 serotypes overall. The Mid dose also met our historical target Phase 2 IgG GMR point estimate of >0.6 (target point estimate of 0.6 is based on our statistical analysis of precedent Phase 2 and Phase 3 studies) on all currently circulating serotypes contained in VAX-24 and for 22 of 24 serotypes overall.
▪Interim post-dose 3 data demonstrated that VAX-24 generated robust OPA responses, which are correlated with effectiveness against IPD, across all serotypes and doses.
▪The four serotypes unique to VAX-24 elicited robust immune responses and met all target criteria across all endpoints at all doses evaluated post-dose 3.
▪Dose-dependent immune responses were consistently demonstrated at 1.1mcg, 2.2mcg and 4.4mcg doses and little to no carrier suppression was observed.

◦Full post-dose 4 booster data is expected by the end of 2025. An interim assessment of the IgG results was performed with then-available study samples:

▪The Mid dose met our historical target Phase 2 IgG GMR point estimate of >0.6 for the highest circulating serotypes contained in VAX-24 and for 19 of 24 serotypes overall.
▪VAX-24 elicited robust memory responses across all doses for all serotypes, as evidenced by the boost demonstrated PD4 for IgG responses relative to PD3 IgG responses.

•Advanced to Second and Final Stage of VAX-31 Infant Phase 2 Dose-Finding Study: In February 2025, we announced that the VAX-31 infant Phase 2 dose-finding study had progressed to the second and final stage. This study is evaluating the safety, tolerability and immunogenicity of VAX-31 compared to PCV20 in healthy infants. Advancement to Stage 2 followed a blinded assessment of the Stage 1 safety and tolerability data per the study protocol. Based on the positive safety, tolerability and immunogenicity data demonstrated in adults with the VAX-31 program, this ongoing study is testing higher doses for most serotypes relative to the VAX-24 program.

•Announced VAX-XL, Third-Generation PCV Candidate Designed to Further Expand Spectrum of Coverage: In March 2025, we announced VAX-XL, our third-generation PCV candidate designed to provide the broadest coverage of any PCV currently in development for infants or adults.

•Appointed Dr. Olivier Brandicourt to our Board of Directors: In May 2025, we appointed Dr. Olivier Brandicourt to our Board of Directors. Dr. Brandicourt is a veteran biopharmaceutical industry executive and the former Chief Executive Officer of Sanofi S.A. and Bayer HealthCare AG. He brings a wealth of expertise, with significant experience in commercial strategy and execution within the global vaccine market. Dr. Brandicourt is currently a Senior Advisor at Blackstone Life Sciences and serves on the boards of Alnylam Pharmaceuticals, Inc., AvenCell Therapeutics, Inc., BeOne Medicines Ltd. and Dewpoint Therapeutics, Inc.

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
We have incurred net losses in each year since inception and expect to continue to incur net losses in the foreseeable future. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending in large part on the timing of our preclinical studies, clinical trials and manufacturing activities, and our expenditures on other research and development activities. Our net loss was $140.7 million for the three months ended March 31, 2025. As of March 31, 2025, we had an accumulated deficit of $1.5 billion and cash, cash equivalents and investments of $3.0 billion. We believe our cash, cash equivalents and investments will be sufficient to fund our operating expenses and capital expenditure requirements through at least 12 months from the filing date of this Quarterly Report on Form 10-Q.
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
•progress in the scale-up of our manufacturing capabilities, in particular to prepare for the potential commercial launches of VAX-31 in the adult population and VAX-31 or VAX-24 in the pediatric population;
•incur additional costs that may be required for secondary supply sources;
•require the manufacture of supplies for our clinical trials;
•conduct clinical trials, in particular VAX-31 and VAX-24;
•pursue regulatory approval of our vaccine candidates;
•establish additional manufacturing capacity to meet potential incremental supply requirements following the potential commercial launches of VAX-31 in the adult population and VAX-31 or VAX-24 in the pediatric population;
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
Sutro Biopharma
Amended and Restated License Agreement with Sutro Biopharma
We are party to an amended and restated license agreement with Sutro Biopharma, dated October 12, 2015, which was subsequently amended on May 9, 2018, May 29, 2018, September 28, 2023 and November 21, 2023 (as amended, the “Sutro Biopharma License Agreement”). Under the Sutro Biopharma License Agreement, we received an exclusive, worldwide, royalty-bearing, sublicensable license under Sutro Biopharma’s patents and know-how relating to cell-free expression of proteins to (i) research, develop, use, sell, offer for sale, export, import and otherwise exploit specified vaccine compositions, such rights being sublicensable, for the treatment or prophylaxis of infectious diseases, excluding cancer vaccines, and (ii) manufacture, or have manufactured by an approved contract manufacturing organization, such vaccine compositions from extracts supplied by Sutro Biopharma pursuant to the Sutro Biopharma Supply Agreement (as described below). We are obligated to use commercially reasonable efforts to develop, obtain regulatory approval for and commercialize the vaccine compositions. In consideration of the rights granted under the Sutro Biopharma License Agreement, we are obligated to pay Sutro Biopharma a 4% royalty on worldwide aggregate annual net sales of our vaccine products for human health and a 2% royalty on such net sales of vaccine products for animal health. Such royalty rates are subject to specified reductions, including standard reductions for third-party payments and for expiration of relevant patent claims. We are also obligated to pay Sutro Biopharma any royalties due to Stanford University (the upstream licensor of Sutro Biopharma), to the extent the royalties payable by Sutro Biopharma to Stanford University are greater than the royalties payable by us to Sutro Biopharma. Royalties are payable on a vaccine composition-by-vaccine composition and country-by-country basis until the later of expiration of the last valid claim in the licensed patents covering such vaccine composition in such country and 10 years after the first commercial sale of such vaccine composition. The latest expiration date of a licensed Sutro Biopharma patent application, if issued, would be 2036, subject to any adjustment or extension of patent term that may be available in a particular country. In addition, we are obligated to pay Sutro Biopharma a percentage of net sublicensing revenue received in the low teen percentages. In addition, in the event we sublicense our non-

manufacturing rights under the Sutro Biopharma License Agreement before a specified date, we are obligated to pay Sutro Biopharma a percentage, in the low double-digits, of the sublicensing revenue we receive under such agreement.
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
As consideration for the Option and other rights and authorizations granted to us under the Option Agreement, we paid Sutro Biopharma upfront consideration of $22.5 million, consisting of (i) $10.0 million in cash and $7.5 million worth of shares of our common stock (the number of shares calculated based on the arithmetic average of the daily volume weighted average price of our common stock as traded on Nasdaq in the three consecutive trading days immediately prior to the issuance thereof) in December 2022, and (ii) $5.0 million in October 2023 within five business days after we and Sutro Biopharma mutually agree in writing upon the Form Definitive Agreement on September 28, 2023. The 167,780 shares of common stock issued was recorded at fair value of $8.0 million on the date of settlement, December 22, 2022.

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
Impact of Certain Trends and Macroeconomic Environment

We operate in an industry that is subject to significant government regulation. Our operations are subject to significant risk and uncertainties, including financial, operational, technological, regulatory and political risks. Such factors include, but are not necessarily limited to, the results of clinical testing and trial activities; our ability to adequately demonstrate sufficient safety, tolerability and immunogenicity or efficacy of our vaccine candidates; our ability to enroll subjects in our ongoing and future clinical trials; our ability to successfully manufacture and supply our vaccine candidates for clinical trials or for future potential commercialization; our ability to obtain additional capital to finance our operations; our ability to obtain, maintain and protect our intellectual property rights; developments relating to our competitors and our industry, including competing vaccine candidates; the ability to obtain regulatory approval; the necessary requirements for regulatory approval; the ability to obtain favorable licensing, manufacturing or other agreements; the political and regulatory environment with the change in the U.S. administration in 2025; general and market conditions; and other risks and uncertainties, including those more fully described in the “Risk Factors” section of this Quarterly Report on Form 10-Q.

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
Research and Development
Research and development expenses represent costs incurred in performing research, development and manufacturing activities in support of our own product development efforts. Our research and development expenses include internal personnel-related costs (including salaries, employee benefits and stock-based compensation) for our personnel in research and development functions, and external costs including (i) product manufacturing costs, primarily related to acquiring, developing and manufacturing supplies for clinical trials and to prepare for potential future commercial launches, including fees paid to contract manufacturing organizations; (ii) clinical costs related to agreements with contract research organizations , investigative sites and consultants to conduct non-clinical and preclinical studies and clinical trials; (iii) research and development consumables, laboratory supplies and equipment costs; (iv) facility and other allocated shared services; and (v) other expenses primarily including professional and consulting services costs.
Our PCV programs include VAX-31 and VAX-24, and our non-PCV programs include VAX-A1, VAX-PG, VAX-GI, and other discovery-stage programs. The majority of our external costs relate to our PCV programs, including both VAX-31 and VAX-24, compared to the costs related to VAX-A1 and other non-PCV programs. Most of the external costs associated with our vaccine candidates, particularly our PCV programs, are common in nature, and can be deployed across multiple candidates or redeployed as our vaccine development strategy evolves; as a result, we do not track external costs by candidate, program or project. We do not allocate internal personnel-related costs by program or project because several of our departments support multiple vaccine candidate programs and the hours are not tracked separately by program.
Our PCV programs are in the clinical stages, and non-PCV programs are in preclinical stages. The majority of our external costs relate to our PCV programs, including both VAX-31 and VAX-24, compared to the costs related to VAX-A1 and other non-PCV programs. Costs associated with preclinical programs are relatively small and insignificant to the overall financial statements. Further, several expenses are shared among various vaccine programs and, as such, we do not separately track external costs by clinical and preclinical stages.
Research and development expenses are expensed as incurred. Non-refundable advance payments for services that will be used or rendered for future research and development activities are recorded as prepaid expenses and recognized as expenses as the related services are performed.

We expect our research and development expenses to increase substantially in absolute dollars for the foreseeable future as we advance our vaccine candidates into and through preclinical studies and clinical trials, manufacture drug product for our clinical trials, scale up our manufacturing activities, establish additional manufacturing capacity to meet potential incremental supply requirements following the potential commercial launches of VAX-31 for adults in the adult population and VAX-31 or VAX-24 in the pediatric population, pursue regulatory approval of our vaccine candidates and expand our pipeline of vaccine candidates. The process of conducting the necessary preclinical and clinical research and completing the manufacturing requirements to obtain regulatory approval is costly and time-consuming. The actual probability of success for our vaccine candidates may be affected by a variety of factors, including the safety and efficacy or immunogenicity of our vaccine candidates, clinical data, investment in our clinical programs, competition, manufacturing capabilities and commercial viability. We may never succeed in achieving regulatory approval for any of our vaccine candidates. As a result of the uncertainties discussed above, we are unable to determine the duration and completion costs of our research and development projects or if, when and to what extent we will generate revenue from the commercialization and sale of our vaccine candidates.
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

•the costs of establishing additional manufacturing capacity to meet potential incremental supply requirements following the potential commercial launches of VAX-31 in the adult population and VAX-31 or VAX-24 in the pediatric population;
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
Other Income (Expense), Net
Other income (expense), net includes interest income earned from our cash, cash equivalents and investments, grant income and foreign currency transaction gains (losses) related to our Swiss Franc and Euro cash and liability balances, loss on disposals of fixed assets and interest expense.
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
Our vaccine development program for VAX-GI, a novel preclinical vaccine candidate being developed as a preventative treatment for dysentery and shigellosis, which is caused by Shigella bacteria, is currently funded in part by two grants obtained from the NIH administered by the University of Maryland, Baltimore. Our first grant from the NIH was awarded in April 2021 and provides for potential funding up to five years totaling approximately $0.5 million. In June 2023, we received another grant from the NIH that provides for potential funding up to five years totaling approximately $4.6 million. As of March 31, 2025, we have received and expect to continue to receive funding under each of these grants.

We are currently working on a discovery program with the University of North Carolina at Chapel Hill and the University of Chicago to develop a vaccine candidate for the prevention of Chlamydia, which is funded in part by a grant from the NIAID that provides potential funding up to five years totaling approximately $9.5 million. As of March 31, 2025, we have received and expect to continue to receive funding under this grant.
Income from grants is recognized in the period during which the related specified expenses are incurred, provided that the conditions under which the grants were provided have been met. The amount of grant income was not material during the three months ended March 31, 2025 and March 31, 2024. A grant receivable of $0.3 million and $0.4 million representing unreimbursed, eligible costs incurred under the agreements was recorded and included in Prepaid expenses and other current assets in the condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024, respectively.

Results of Operations
Comparison of the Three Months Ended March 31, 2025 and 2024
The following table summarizes our results of operations for the periods presented:

	Three Months Ended March 31,		Change
	2025	2024	$	%

	(in thousands)
Operating expenses:
Research and development	$148,134	$94,587	$53,547	56.6%
General and administrative	32,659	19,885	12,774	64.2%
Total operating expenses	180,793	114,472	66,321	57.9%
Loss from operations	(180,793)	(114,472)	(66,321)	57.9%
Other income, net:
Interest income	32,935	21,666	11,269	52.0%
Other income (expense)	7,140	(2,214)	9,354	(422.5)%
Total other income, net	40,075	19,452	20,623	106.0%
Net loss	$(140,718)	$(95,020)	$(45,698)	48.1%

Operating Expenses
Research and Development Expenses

The following table summarizes our research and development expenses for the periods presented:

	Three Months Ended March 31,		Change
	2025	2024	$	%
	(in thousands)
External costs:
Product manufacturing costs	$57,277	$29,960	$27,317	91.2%
Clinical costs	16,836	22,206	(5,370)	(24.2)%
Research and development consumables, lab supplies and equipment	15,498	9,080	6,418	70.7%
Facility and allocated costs	10,601	6,516	4,085	62.7%
Other external costs	3,594	1,875	1,719	91.7%
Total external costs	103,806	69,637	34,169	49.1%
Internal costs:
Personnel related expenses	44,328	24,950	19,378	77.7%
Research and development expenses	$148,134	$94,587	$53,547	56.6%

Research and development expenses increased by $53.5 million, or 56.6%, during the three months ended March 31, 2025 compared to the corresponding period in 2024. The increase was driven by external costs, which grew by $34.2 million largely due to increased development and manufacturing activities in connection with the adult and infant PCV programs and to support the potential future commercial launches. Product manufacturing costs increased by $27.3 million, research and development consumables, lab supplies and equipment increased by $6.4 million, facility and allocated costs increased by $4.1 million and other external costs increased by $1.7 million, partially offset by a decrease of $5.4 million in clinical costs due to reduced clinical trial activities compared to the prior period. The increase was further driven by internal personnel-related costs, which grew by $19.4 million largely due to headcount growth.

General and Administrative Expenses
General and administrative expenses increased by $12.8 million, or 64.2%, during the three months ended March 31, 2025 compared to the corresponding period in 2024. The increase was primarily attributable to higher personnel-related costs, largely due to headcount growth, and to a lesser extent, increased professional services costs related to corporate affairs activities.
Other Income, Net
Other income, net increased by $20.6 million, or 106.0%, during the three months ended March 31, 2025 compared to the corresponding period in 2024. The increase was primarily attributable to a $11.3 million increase in interest income as a result of higher cash and investment balances resulting from our follow-on equity and ATM financings combined with increases in interest rates resulting from a longer average investment portfolio duration, and a $9.0 million increase in unrealized foreign currency gain.
Liquidity and Capital Resources
From inception through March 31, 2025, we have incurred losses and negative cash flows from operations and have funded our operations primarily through the issuance of common stock, pre-funded warrants to purchase our common stock and, prior to our IPO, redeemable convertible preferred stock, totaling approximately $4.7 billion in aggregate gross proceeds and $4.5 billion net of underwriting discounts, commissions and offering expenses. As of March 31, 2025, we had $0.3 billion in cash and cash equivalents, $2.6 billion in investments and an accumulated deficit of $1.5 billion.

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
ATM Program
In July 2021, we entered into an Open Market Sales AgreementSM (the “Original ATM Sales Agreement”) with Jefferies LLC (“Jefferies”), which provided that, upon the terms and subject to the conditions and limitations set forth in the Original ATM Sales Agreement, we had the right to issue and sell, from time to time, shares of our common stock having an aggregate offering price of up to $150.0 million through Jefferies acting as our sales agent or principal. As of February 27, 2023, we had sold 4,995,709 shares of our common stock under the Original ATM Sales Agreement at a weighted average price of $27.57 per share for aggregate gross proceeds of $137.8 million. On February 27, 2023, we and Jefferies entered into an amendment to the Original ATM Sales Agreement (as amended, the “Amended ATM Sales Agreement”) pursuant to which we may offer and sell shares of our common stock having an aggregate offering price of up to $400.0 million. The material terms and conditions of the Original ATM Sales Agreement otherwise remain unchanged. We will pay Jefferies a commission of up to 3.0% of the gross sales proceeds of any common stock sold through Jefferies under the Amended ATM Sales Agreement; however, we are not obligated to make any sales of common stock. As of March 31, 2025, we have sold 4,211,367 shares of our common stock under the Amended ATM Sales Agreement at a weighted average price of $64.19 per share for aggregate gross proceeds of $270.3 million ($264.2 million net of commissions and offering expenses) with $129.7 million remaining for future sales under the Amended ATM Sales Agreement. We have made no sales under the Amended ATM Sales Agreement since August 2024.:
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
During the three months period ended March 31, 2025, 1,000,000 shares and 2,500,000 shares underlying the pre-funded warrants from the January 2022 and October 2022 offerings, respectively, were exercised. As of March 31, 2025, no other shares underlying the pre-funded warrants had been exercised.
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

•the costs of establishing additional manufacturing capacity to meet potential incremental supply requirements following the potential commercial launches of VAX-31 in the adult population and VAX-31 or VAX-24 in the pediatric population;
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

Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2025	2024

	(in thousands)
Net cash used in operating activities	$(166,274)	$(159,124)
Net cash provided by (used in) investing activities	123,317	(451,073)
Net cash provided by financing activities	759	818,196
Effect of exchange rate changes on cash and cash equivalents	1,172	6,062
Net (decrease) increase in cash, cash equivalents and restricted cash	$(41,026)	$214,061
Net Cash Flows from Operating Activities
Net cash used in operating activities for the three months ended March 31, 2025 was $166.3 million, an increase of $7.2 million compared to the three months ended March 31, 2024. The increase was primarily due to higher cash expenditures to support our business growth and increased development and manufacturing activities in connection with the adult and infant PCV programs to support for the potential future commercial launches, as well as timing of payments.
Net Cash Flows from Investing Activities
Net cash provided by investing activities for the three months ended March 31, 2025 was $123.3 million, an increase of $574.4 million compared to net cash used in investing activities for the three months ended March 31, 2024. The change was primarily attributable to a $215.9 million increase in maturities and sales of investments and a $373.2 million decrease in purchases of investments, partially offset by a $14.7 million increase in purchases of manufacturing facility build-out and equipment construction-in-progress.
Net Cash Flows from Financing Activities
Net cash provided by financing activities for the three months ended March 31, 2025 was $0.8 million, a decrease of $817.4 million compared to the three months ended March 31, 2024. The decrease was primarily due to the proceeds from a follow-up offering during the three months ended March 31, 2024, whereas no such offering occurred during the three months ended March 31, 2025.
Contractual Obligations and Commitments
Our material cash requirements include the following contractual and other obligations:
Leases
We have operating lease agreements for our office spaces. As of March 31, 2025, we had total lease payment obligations of $123.8 million, of which $11.5 million is payable within one year.
Option Agreement
On November 21, 2023 (the “Option Exercise Date”), we exercised the Option pursuant to the Option Agreement by submitting written notice thereof to Sutro Biopharma and concurrently paid Sutro Biopharma $50.0 million in cash as the first of two installment payments for the Option exercise price. In May 2024, we paid the second and final installment of $25.0 million in cash for the Option exercise. Upon the occurrence of certain regulatory milestones, we would be obligated to pay Sutro Biopharma certain additional milestone payments totaling up to $60.0 million in cash. In the event that we undergo a change of control, certain rights and payments may be accelerated.
Purchase Commitments
We have certain payment obligations under various license agreements. Under these agreements, we are required to make milestone payments upon successful completion and achievement of certain intellectual property, clinical, regulatory and sales milestones. The payment obligations under the license agreements are contingent upon future events such as our achievement of specified development, clinical, regulatory and commercial milestones, and we will be required to make development milestone payments and royalty payments in connection with the sale of products developed under these agreements. As the achievement and timing of these future milestone payments are not probable or estimable, such amounts have not been included in our condensed consolidated balance sheets as of March 31, 2025 or December 31, 2024.
We enter into agreements in the normal course of business with CMOs and other vendors for manufacturing services and raw materials purchases. We rely on several third-party manufacturers for our manufacturing requirements. As of March 31, 2025, we had the following amounts of non-cancelable purchase commitments related to manufacturing services and raw materials purchased due to our key manufacturing partners. These amounts represent our minimum contractual obligations, including termination fees. If we terminate certain firm orders with our key manufacturing partners, we will be required to pay for the manufacturing services scheduled or raw materials purchased under our arrangements. The actual amounts we pay in the future to the vendors under such agreements may differ from the purchase order amounts.

Years ending December 31,	(in thousands)
Remainder of 2025	$265,216
2026	111,727
2027	733
2028	527
Total non-cancelable purchase commitments due to our key manufacturing partners	$378,203
Critical Accounting Policies and Significant Judgments and Estimates
Our condensed consolidated financial statements have been prepared in accordance with U.S. GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, expenses, and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Actual results could differ materially from those estimates due to risks and uncertainty in the current economic environment. To the extent that there are material differences between these estimates and our actual results, our future consolidated financial statements will be affected.
We believe the critical accounting estimates discussed under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 reflect our more significant estimates, assumptions, and judgments that have the most significant impact on our condensed consolidated financial statements. There have been no significant changes to our critical accounting estimates as filed in such report.
Recently Adopted Accounting Pronouncements
See Note 2, “Basis of Presentation and Summary of Significant Accounting Policies,” to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
Our cash and cash equivalents as of March 31, 2025 and December 31, 2024 consisted of readily available checking and money market funds. As of March 31, 2025 and December 31, 2024, we also invested in U.S. Treasury securities, U.S. government agency securities, corporate debt, commercial paper and asset-backed securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. We do not believe that our cash and cash equivalents have significant risk of default or illiquidity. As of March 31, 2025 and December 31, 2024, we had approximately $3.0 billion and $3.1 billion in cash, cash equivalents and investments. For the three months ended March 31, 2025, we had interest income of $32.9 million. The following table shows the impact of a hypothetical 10% increase or decrease in interest rates on our net assets as of March 31, 2025 and our net loss for the three months ended March 31, 2025:

	Impact on Net Assets as of March 31, 2025	Impact on Net Loss for the Three Months Ended March 31, 2025

Hypothetical Change in Interest Rates	(in thousands)
10% increase	$11,478	$3,055
10% decrease	$(11,478)	$(3,055)
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
Foreign Currency Risk
We are exposed to market risk related to changes in foreign currency exchange rates, mainly relating to our contracts with Lonza, our CMO in Switzerland. We have also entered into a limited number of contracts with other parties with payments denominated in foreign currencies. Payments under these contracts are made in foreign currencies and are subject to fluctuations in foreign currency rates. We do not currently have a formal program in place to hedge foreign currency risks. However, from time to time, we buy Swiss Francs (“CHF”), which is the majority of our foreign currency exposure, at market and hold CHF in our bank accounts. As of March 31, 2025 and December 31, 2024, we had approximately $27.8 million and $25.8 million of CHF cash and cash equivalents, respectively, held at two financial institutions. As of March 31, 2025 and December 31, 2024, we had foreign currency denominated accounts payable and accrued expenses of $47.8 million and $72.4 million, respectively. As of March 31, 2025 and December 31, 2024, we had foreign currency denominated property, plant and equipment of $177.2 million and $157.6 million, respectively. As of March 31, 2025 and December 31, 2024, we had foreign currency denominated other assets of $74.7 million and $62.5 million, respectively. The following table shows the impact of a hypothetical 10% increase or decrease in current exchange rates on our net assets as of March 31, 2025 and our net loss for the three months ended March 31, 2025:

	Impact on Net Assets as of March 31, 2025	Impact on Net Loss for the Three Months Ended March 31, 2025

Hypothetical Change in Currency Exchange Rates	(in thousands)
10% increase	$(17,309)	$(15,929)
10% decrease	$17,309	$15,929
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
Our management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), our principal executive officer and principal financial officer, respectively, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2025. Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures as of March 31, 2025 were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the quarter ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Our current vaccine candidate pipeline includes two clinical and four preclinical programs. We may encounter unforeseen expenses, difficulties, complications, delays, changes in the regulatory environment, and other known or unknown factors in achieving our business objectives, including with respect to our vaccine candidates. We will need to transition at some point from a company with a research and development focus to a company capable of supporting commercial activities. We may not be successful in such a transition.
We have incurred significant net losses since inception and anticipate that we will continue to incur substantial net losses for the foreseeable future. We currently have no source of product revenue and may never achieve profitability. Our stock is a highly speculative investment.
We are a clinical-stage biotechnology vaccine company. Investment in clinical-stage companies and vaccine development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential vaccine candidate will not gain regulatory approval or become commercially viable. We do not have any products approved for sale and have not generated any revenue from product sales. As a result, we are not profitable and have incurred losses in each year since inception. Our net losses were $463.9 million and $402.3 million for the years ended December 31, 2024 and 2023, respectively, and $140.7 million and $95.0 million for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, we had an accumulated deficit of $1.5 billion.
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
As of March 31, 2025, we had cash, cash equivalents and investments of $3.0 billion. We believe our existing cash, cash equivalents and investments will fund our current operating plans through at least 12 months from the filing date of this Quarterly Report on Form 10-Q. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned. Furthermore, we will need to raise substantial additional capital to complete the development, manufacturing and commercialization of our drug candidates. We expect to finance our cash needs through public or private equity or debt financings, third-party (including government) funding and marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements or any combination of these approaches.

Our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions, including higher inflation rates, tariffs or the imposition of new tariffs, trade barriers or restrictions, or threats of such actions, and changes in interest rates and the recent disruptions to and volatility in the credit and financial markets in the United States and worldwide, including the trading price of common stock, resulting from civil and political unrest in certain countries and regions. Our future capital requirements will depend on many factors, including:
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
•the costs of establishing additional manufacturing capacity to meet potential incremental supply requirements following the initial commercial launches of VAX-31 in the adult population and VAX-31 or VAX-24 in the pediatric population, if approved;
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

In addition, the preclinical and clinical trial requirements of the FDA, European Medicines Agency (“EMA”) and other regulatory agencies and the criteria these regulators use to determine the safety and immunogenicity or efficacy of a vaccine candidate are determined according to the type, complexity, novelty and intended use and market of the potential products, taking into consideration the benefits and risks for the intended population who will receive the vaccine, as well as the disease(s) to be prevented. Regulatory agencies also evaluate a sponsor’s data to determine whether the manufacturing and facility information assure product quality and consistency. Approvals by the FDA and EMA for existing pneumococcal vaccines, such as Pfizer Inc.'s (“Pfizer”) Prevnar 13® (“PCV13”) and Prevnar 20® (“PCV20”), and Merck & Co., Inc.'s (“Merck”) VAXNEUVANCETM (“PCV15”), CapvaxiveTM (“PCV21”) and Pneumovax® 23 (“PPSV23”), may not be indicative of what these regulators may require for approval of our vaccine candidates. For example, the FDA may challenge our VAX-31 Phase 3 Chemistry, Manufacturing and Controls (“CMC”) strategy, which could cause significant delays or unanticipated costs. Additionally, novel aspects of our vaccine candidates and manufacturing processes may create further challenges in obtaining regulatory approval. The regulatory approval process for our novel vaccine candidates can be more complex and consequently more expensive and take longer than for other, better known or extensively studied pharmaceutical or other vaccine candidates. More generally, approvals by any regulatory agency may not be indicative of what any other regulatory agency may require for approval or what such regulatory agencies may require for approval in connection with new vaccine candidates. Moreover, our vaccine candidates may not perform successfully in clinical trials. The FDA’s Center for Biologic Evaluation and Research has undergone significant leadership changes recently. The FDA Commissioner’s office has also become involved in certain vaccine approval decisions. These changes and any changes to the agency’s approach to vaccine approval decisions may present additional hurdles to development that would necessitate a change to our approach to meet regulatory expectations.
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

Vaccine candidates that we successfully develop and commercialize may compete with existing vaccines and new vaccines that may become available in the future. Many of our competitors have substantially greater financial, lobbying, technical, human and other resources than we do and may be better equipped to develop, manufacture and market technologically superior vaccines, including the potential that our competitors may develop chemical processes or utilize novel technologies for developing vaccines that may be superior to those we employ. In addition, many of these competitors have significantly greater experience than we have in undertaking preclinical studies and clinical trials of new products and in obtaining regulatory approvals, including for many vaccine franchises. Accordingly, our competitors may succeed in obtaining FDA approval or a preferred recommendation from ACIP for their products. For example, PCV13 obtained FDA approval for the prevention of invasive pneumococcal disease (“IPD”) in infants based on non-inferior IgG antibody responses relative to Prevnar, using the surrogate immune endpoints established by the prior Prevnar field efficacy study. Pfizer implemented a similar approach to the development of its 20-valent PCV vaccine candidate, PCV20, which was approved by the FDA in June 2021 for use in adults and in April 2023 for use in infants and children. Pfizer announced in July 2024 and October 2024 that it is developing a 25-valent PCV candidate (“PCV25”) that is currently in adult and pediatric Phase 2 clinical trials, with certain data anticipated in 2025. Pfizer further announced that it plans to initiate a Phase 3 study evaluating PCV25 in adults in 2025. Pfizer also announced in October 2024 that it is working on a 30-plus valent PCV candidate that is in preclinical development. Merck received approval for PCV15, its 15-valent PCV, in July 2021 for use in adults and in June 2022 for use in infants and children. Merck announced in June 2024 that PCV21, its 21-valent PCV, received approval from the FDA for use in adults. In February 2025, Merck completed a Phase 3 study evaluating PCV21 in children aged 2–17 with increased risk for pneumococcal disease. In addition, Sanofi and SK Chemicals have partnered to develop a 21-valent PCV and, in June 2023, announced positive results from their Phase 2 clinical trials in infants. In December 2024, Sanofi and SK Chemicals announced the initiation of a global pediatric Phase 3 clinical study of their 21-valent PCV candidate, as well as an expanded agreement to develop, license and commercialize "next-generation" PCVs for both pediatric and adult populations. GSK, which previously acquired Affinivax, is developing a 24-valent affinity-bound pneumococcal vaccine for infants, which is currently in a pediatric Phase 2 clinical trial with data anticipated in 2026 or later. In October 2024, GSK announced they have ceased the development of their 24-valent program in adults in favor of a preclinical 30-plus valent candidate.
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

Before we can initiate a clinical trial or commercialize any of our vaccine candidates, we must demonstrate to the FDA that the CMC for our vaccine candidates meet applicable requirements, and prior to authorization in the European Union (“EU”), a manufacturing authorization must be obtained from the appropriate EU regulatory authorities. Because no product manufactured on a cell-free manufacturing platform has been approved in the United States, there is no manufacturing facility that has demonstrated the ability to comply with FDA requirements, and, therefore, the timeframe for demonstrating compliance to the FDA’s satisfaction is uncertain. Reductions in the FDA’s workforce could impact or delay the FDA’s timeframes for completing pre-approval inspections. Delays in establishing our manufacturing process and ensuring the facilities we utilize for manufacturing comply with cGMP or disruptions in our manufacturing processes, implementation of novel technologies or scale-up activities, may delay or disrupt our development efforts.
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
We currently rely on third-party manufacturing and supply partners, including Lonza, to supply raw materials and components for, and the manufacture of, our preclinical and clinical supplies as well as our vaccine candidates. Our inability to procure necessary raw materials or to have sufficient quantities of preclinical and clinical supplies or the inability to have our vaccine candidates manufactured, including delays or interruptions at our third-party manufacturers, or our failure to comply with applicable regulatory requirements or to supply sufficient quantities at acceptable quality levels or prices, or at all, would materially and adversely affect our business.
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

We rely on third-party contract manufacturers to manufacture preclinical and clinical trial product materials and supplies for our needs. There can be no assurance that our preclinical and clinical development product supplies will not be limited or interrupted or be of satisfactory quality or continue to be available on acceptable terms. Over the course of the development and manufacturing of VAX-24, we previously encountered process-related matters that required us to make adjustments to our processes. For example, we encountered such process-related matters during our drug substance manufacturing campaign for VAX-24 at Lonza. The cumulative impact of the time required to make adjustments to our processes led to a delay of our drug substance manufacturing campaign due to scheduling conflicts and capacity constraints at Lonza. There can be no assurance that we or Lonza will be able to successfully manufacture drug substances in a timely manner in the future, or at all. Such process changes and manufacturing delays have caused a change in our IND timelines in the past and future changes or delays could impact future timelines for VAX-31, VAX-24, or for our other product candidates. Since we utilize a third-party manufacturer, we are also subject to Lonza’s scheduling commitments for its other clients. Scheduling conflicts with Lonza’s other clients have contributed to manufacturing delays in the past, and there is no guarantee that future scheduling conflicts or related capacity constraints will not affect our manufacturing campaigns and related timelines. Certain aspects of our manufacturing process for our clinical trial product materials and supplies have also been adversely affected by macroeconomic factors in the past and may in the future be adversely affected by these and numerous other factors, including earthquakes and other natural or man-made disasters, economic downturns, equipment failures, labor shortages, health epidemics, power failures and tariffs or the imposition of new tariffs, trade barriers or restrictions, or threats of such actions.

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
To the extent that we have existing, or enter into future, manufacturing arrangements with third parties, we will depend on these third parties to perform their obligations in a timely manner consistent with contractual and regulatory requirements, including those related to quality control and assurance. In December 2019, we exercised our right to require Sutro Biopharma to establish a second supplier for extract and custom reagents to support our anticipated clinical and commercial needs. In December 2022, we entered into an option grant agreement with Sutro Biopharma (the “Option Agreement”). Pursuant to the Option Agreement, we acquired from Sutro Biopharma (i) authorization to enter into an agreement with an independent alternate CMO to directly source Sutro Biopharma’s cell-free extract, allowing us to have direct oversight over financial and operational aspects of the relationship with the CMO; and (ii) a right, but not an obligation, to obtain certain exclusive rights to internally manufacture and/or source extract from certain CMOs and the right to independently develop and make improvements to extract (including the right to make improvements to the extract manufacturing process as well as cell lines) for use in connection with the exploitation of certain vaccine compositions (the “Option”). We and Sutro Biopharma agreed to negotiate the terms and conditions of a form definitive agreement to be entered into in the event we exercise the Option, which would include the terms and conditions set forth in an executed term sheet between us (the “Term Sheet”) and such terms that were necessary to give effect to each of the terms and conditions set forth in the Term Sheet (the “Form Definitive Agreement”). On September 28, 2023, we and Sutro Biopharma mutually agreed in writing upon the Form Definitive Agreement to become effective in the event that we exercise the Option. In November 2023, we exercised the Option and entered into a manufacturing rights agreement (the “Manufacturing Rights Agreement”) with Sutro Biopharma to obtain control over the development and manufacture of cell-free extract. Pursuant to the Manufacturing Rights Agreement, we obtained exclusive rights to independently, or through certain third parties, develop, improve and manufacture cell-free extract for use in connection with our vaccine candidates. If the independent alternate CMO or the designated third parties are unable to provide a sufficient supply of cell-free extract, our third-party manufacturers may be delayed in their production of intermediate components, which may lead to delays of our drug substance manufacturing campaigns.
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
We may experience difficulties in enrolling subjects in any clinical trials we may conduct for a variety of reasons. The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of subjects who remain in the study until its conclusion. The enrollment of subjects depends on many factors, including, but not limited to:
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

From time to time, we may publish interim topline or preliminary data from our preclinical or clinical trials. Interim topline data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as more patient data become available. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data when we publish such data. As a result, the topline results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results once additional data have been received and fully evaluated. Preliminary or topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we may publish. As a result, interim and preliminary data should be viewed with caution until the final data are available. Adverse differences between preliminary or interim data and final data could significantly harm our business prospects. Additionally, disclosure of interim topline or preliminary data by us or by our competitors has and may continue to result in volatility in the price of our common stock.
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
We have in the past and may in the future seek BTD or Fast Track designation for some of our vaccine candidates. For instance, in August 2022 we announced that the FDA granted Fast Track designation to VAX-24 in adults ages 18 and older, in January 2023, we announced that the FDA granted a BTD for VAX-24 for the prevention of IPD in adults, and in November 2024 we announced that the FDA granted a BTD for VAX-31 for the prevention of IPD in adults. A sponsor may seek FDA designation of its vaccine candidate as a breakthrough therapy if the vaccine candidate is intended to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the therapy may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For vaccines that have been designated as Breakthrough Therapies, the FDA may take actions to expedite the development and review of the application, and interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens.
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
As we pursue approval and commercialization for our vaccine candidates overseas and conduct CMC and other operations overseas, we will be subject to additional risks related to operating in foreign countries, including, but not limited to:
•differing regulatory requirements in foreign countries;
•tariffs (including tariffs that have been or may imposed in the future by the U.S. and other countries on all products and pharmaceuticals specifically), trade barriers (including further legislation or actions taken by the U.S. or other countries that restrict trade), trade protection measures, price and exchange controls and other regulatory requirements, as well as protectionist or retaliatory measures taken by the U.S. and other countries;
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
As our discovery, development, manufacturing and commercialization plans and strategies develop, we have rapidly expanded our employee base and expect to continue to add managerial, operational, sales, research and development, marketing, financial and other personnel. Current and future growth imposes significant added responsibilities on members of management, including, but not limited to:
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
If our information technology systems or those of the third parties upon which we rely, are or were compromised, we could experience adverse consequences resulting from such compromise, including, but not limited to significant fines or other liability; regulatory investigations or actions; disruptions of our development programs or business operations; harms to our reputation, and other adverse consequences.
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
We and the third parties upon which we rely are subject to a variety of evolving threats, including, but not limited to, software bugs; malicious code (such as viruses and worms); social-engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as a fake, and phishing attacks); employee error, theft or misuse; denial-of-service attacks (such as credential stuffing); malware (including as a result of advanced persistent threat intrusions); natural disasters; terrorism; war; telecommunication and electrical failures; supply-chain attacks; ransomware attacks; attacks enhanced or facilitated by artificial intelligence (“AI”); and other similar threats. In particular, severe ransomware attacks, including those perpetrated by organized criminal threat actors, nation-states, and nation-state-supported actors, are becoming increasingly prevalent and can lead to significant interruptions in our operations, loss of data and income, reputational harm and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. We may also be the subject of server malfunction, software or hardware failures, supply-chain cyberattacks, loss of data or other computer assets and other similar issues.
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
We rely on third parties, including Lonza, to supply raw materials and manufacture our preclinical and clinical product supplies of our vaccine candidates, and expect to rely on third parties to supply raw materials and produce and process our vaccine candidates, if approved. The loss of these suppliers or their failure to comply with applicable regulatory requirements or provide us with sufficient quantities at acceptable quality levels or prices, or at all, would materially and adversely affect our business.
We do not have the infrastructure or capability internally to manufacture supplies for our vaccine candidates or the materials necessary to produce our vaccine candidates for use in the conduct of our preclinical studies or clinical trials, and we lack the internal resources and the capability to manufacture any of our vaccine candidates on a preclinical, clinical or commercial scale. Pursuant to the Manufacturing Rights Agreement with Sutro Biopharma, we obtained exclusive rights to independently, or through certain third parties, develop, improve and manufacture cell-free extract for use in connection with our vaccine candidates. We have engaged Lonza to perform manufacturing process development and clinical manufacture and supply of components for VAX-31 and VAX-24, including the manufacture of polysaccharide antigens, our proprietary eCRM protein carrier and conjugated drug substances.
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
•Our third-party suppliers and manufacturers might be unable to timely formulate and manufacture or supply raw materials for our vaccine candidates or produce the quantity and quality required to meet our clinical and commercial needs, if any. For example, if the independent alternate CMO or the designated third parties under the Manufacturing Rights Agreement are unable to provide a sufficient supply of cell-free extract, our third-party manufacturers may be delayed in their production of intermediate components, which may lead to delays of our drug substance manufacturing campaigns. Additionally, if Lonza is unable to identify a timely or manageable solution for handling cell-free extract during our clinical studies, such studies may be delayed, and we will incur additional costs;
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
Healthcare providers, including physicians and third-party payors, in the United States and elsewhere will play a primary role in the recommendation and prescription of any vaccine candidates for which we obtain marketing approval. Our current and future interactions and arrangements with healthcare professionals, principal investigators, consultants, customers and third-party payors subject us to various federal and state fraud and abuse laws and other healthcare laws.
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
•the Federal Food Drug or Cosmetic Act and its implementing regulations, which prohibit, among other things, the adulteration or misbranding of drugs, biologics and medical devices;
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
•analogous U.S. state laws and regulations, including: state anti-kickback and false claims laws, which may apply to our business practices, including, but not limited to, research, distribution, sales and marketing arrangements and claims involving healthcare items or services reimbursed by any third-party payor, including private insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the U.S. federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws and regulations that require drug manufacturers to file reports relating to pricing and marketing information, which require tracking gifts and other remuneration and items of value provided to healthcare professionals and entities; state and local laws requiring the registration of pharmaceutical sales representatives; and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts;
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

There have been executive, judicial and Congressional efforts to repeal, substantially modify or invalidate some or all of the provisions of the ACA, some of which have been successful. For example, the Tax Act included a provision that repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year, which is commonly referred to as the “individual mandate.” On June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. More recently, a challenge to the ACA is advancing in federal courts and is currently on appeal before the U.S. Supreme Court..
Other legislative changes also have been proposed and adopted in the United States since the ACA was enacted. These have ,among other things, reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers.
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

The IRA is currently subject to legal challenges and it is unclear how the IRA will be effectuated or changed under the current U.S. administration. However, the IRA does not change either the CDC’s Vaccines for Children program (“VFC”) or the provisions added in 2010 under the ACA. The VFC was established to give first-dollar coverage to children up to 18 years of age whose families could not pay for vaccinations while the ACA guaranteed coverage of vaccines without cost sharing for Americans who are either privately insured or newly covered in states that expanded Medicaid. Further, many vaccines are excluded from Medicare Part B rebate requirements.

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
Changes in funding for, or staffing at, the FDA and other government agencies could prevent new products and services from being developed or commercialized in a timely manner, which could negatively impact our business.
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

The HHS recently downsized some departments involved in the review of sponsor applications; limited communications; and cut teams related to the FDA’s regular inspections, reviews, and other regulatory activities such as issuing guidance for industry and regulations. In addition, the HHS may change the user fee reauthorization process or fail to reauthorize user fee programs. As a result, the FDA’s timely review our regulatory submissions could be affected. This, in turn, could delay the development and regulatory approval of new products and related services and have a material adverse effect on our business.
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
In the United States, federal, state, and local governments have enacted numerous data privacy and data security laws beyond HIPAA and other healthcare privacy laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). For example, the CCPA imposes obligations on covered businesses, including, but not limited to, providing specific disclosures in privacy notices and affording California residents certain rights related to their personal data. In addition, the CPRA expanded the CCPA’s requirements, including by adding new rights allowing individuals to opt out of the sharing (as defined under the CCPA) of and correct their personal data and limit the use and disclosure of their sensitive personal data, as well as by establishing a new California Privacy Protection Agency to implement and enforce, alongside the California Attorney General, the CCPA. Other U.S. states have also recently enacted comprehensive data privacy laws — including Virginia, Connecticut, Utah, Colorado, Delaware, Indiana, Iowa, Kentucky, Montana, New Hampshire, New Jersey, Oregon, Tennessee, and Texas — and other local, state, and federal laws are currently under consideration. Certain states also impose stricter requirements, such as conducting data privacy impact assessments, for processing certain personal data, including sensitive information. These state laws allow for statutory fines for noncompliance. For example, the CCPA allows for fines of up to $7,500 per intentional violation and allows for private litigants affected by certain data breaches to recover significant statutory damages. While these states, like the CCPA, also exempt some data processed in the context of clinical trials, these developments further complicate compliance efforts, and increase legal risk and compliance costs for us and the third parties upon which we rely. If we become subject to new data privacy laws, at the state level, the risk of enforcement action against us could increase because we may become subject to additional obligations, and the number of individuals or entities that can initiate actions against us may increase (including individuals, via a private right of action, and state actors).
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
Although we endeavor to comply with all applicable data privacy and security obligations, we may at times fail (or be perceived to have failed) to do so. Moreover, despite our efforts, our personnel or third parties upon which we rely may fail (or be perceived to have failed) to comply with such obligations, which could negatively impact our business operations and compliance posture. If we or the third parties on which we rely fail, or are perceived to have failed, to address or comply with data privacy and security obligations, we could face significant consequences. These consequences may include, but are not limited to, government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class-related claims) and mass arbitration demands; consent decrees that impose additional reporting requirements and/or oversight; bans on processing personal data; orders to destroy or not use personal data; and imprisonment of company officials. In particular, plaintiffs have become increasingly more active in bringing privacy-related claims against companies, including class claims and mass arbitration demands. Some of these claims allow for the recovery of statutory damages on a per violation basis, and, if viable, carry the potential for monumental statutory damages, depending on the volume of data and the number of violations. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including, but not limited to: loss of customers; interruptions or stoppages in our business operations (including clinical trials); inability to process personal data or to operate in certain jurisdictions; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or revision or restructuring of our operations.
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
Risks Related to Ownership of Our Common Stock

The price of our stock has been and may continue be volatile, and the value of our common stock has and may continue to decline, any of which could result in substantial losses for investors.
The market price of our common stock has been and may continue to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q, these factors include, but are not limited to:
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
•general economic, political and market conditions, including high inflation rates, bank failures, changes in interest rates, government tapering policies and the conflicts in Ukraine and the Middle East, tariffs or the imposition of new tariffs, trade barriers or restrictions, or threats of such actions, and overall fluctuations in the financial markets in the United States and abroad; and
•investors’ general perception of us and our business.

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

The focus of certain investors and other key stakeholders concerning corporate responsibility, specifically related to environmental, social and governance (“ESG”) factors has been changing, and ESG laws and regulations regarding disclosure, reporting and diligence requirements continue to evolve. Some parties have placed an increased emphasis on corporate responsibility ratings and a number of third parties provide reports on companies in order to measure and assess corporate responsibility performance. In addition, the ESG factors by which companies’ corporate responsibility practices are assessed may change, which could result in greater expectations of us and cause us to undertake costly initiatives to satisfy such new criteria. Alternatively, if we are unable to satisfy such new criteria, investors may conclude that our policies with respect to corporate responsibility are inadequate. On the other hand, state attorneys general and other governmental authorities may take action against certain ESG policies or practices. We risk damage to our brand and reputation if our corporate responsibility procedures or standards do not meet the standards set by various constituencies or comply with new laws and regulations or changes to legal or regulatory requirements concerning ESG. We may be required to make investments to comply with various ESG and anti-ESG practices and regulations, which could be significant and adversely impact our results of operations. Furthermore, if our competitors’ corporate responsibility performance is perceived to be greater than ours, potential or current investors may elect to invest with our competitors instead. In addition, if we communicate certain initiatives and goals regarding ESG matters, we could fail, or be perceived to fail, in our achievement of such initiatives or goals, or we could be criticized for the scope of such initiatives or goals. If we fail to satisfy the expectations of investors and other key stakeholders or our initiatives are not executed as planned or do not meet evolving legal and regulatory standards, our reputation and financial results could be materially and adversely affected.
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
The global credit and financial markets have experienced extreme volatility and disruptions, including as a result worsening global economic conditions, including higher inflation rates and changes in interest rates, and civil and political unrest in certain countries and regions. Such volatility and disruptions have caused and may continue to cause severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, including higher inflation rates and changes in interest rates, volatile business environment or continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, manufacturers and other partners may not survive an economic downturn, which could directly affect our ability to attain our operating goals on schedule and on budget.

The U.S. government has and continues to make significant additional changes in U.S. trade policy and may continue to take future actions that could impact U.S. trade. In addition, the U.S. government and certain foreign governments have recently announced new or increased tariffs on imported goods, and additional tariffs or increases in tariffs could be assessed in the future. Governmental action related to tariffs or international trade agreements or policies has the potential to affect our research activities, our suppliers and/or the United States or global economy or certain sectors thereof and, thus, could adversely impact our business.
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

Geoeconomic tensions, protectionist policies, and trade disputes could adversely affect our our business, financial condition, and stock price.

Significant changes and volatility in U.S. laws and policies surrounding international trade can materially affect our business, financial condition, liquidity and results of operations. The U.S. administration announced country-specific reciprocal tariffs on 60 countries (“the Country-Specific Reciprocal Tariffs”) and a 10% baseline tariff on all other countries. The Country-Specific Reciprocal Tariffs have since been delayed until July 9, 2025 for all countries, except China, and temporarily replaced with the 10% baseline tariffs. Pharmaceuticals have historically been exempt from tariffs and have, thus far, been exempt from the U.S. administration’s recent tariffs. However, the U.S. administration has recently launched an investigation under Section 232 of the Trade Expansion Act of 1962 to determine the effects on national security of imports of pharmaceuticals and pharmaceutical ingredients, and their derivative products. This investigation is intended to cover both finished generic and branded drug products, medical countermeasures, critical inputs such as active pharmaceutical ingredients and key starting materials, and derivative products of those items. It is possible that this investigation will result in the imposition of tariffs on a range of pharmaceutical products and ingredients, in ways that negatively impact certain aspects of our manufacturing process for our clinical trial product materials and supplies, the level of expenses related to our vaccine candidates or preclinical and clinical development programs, and our business.

We rely on third-party manufacturers with global operations, so our business may be impacted by tariffs. We do not sell any commercial products nor do we expect to do so in the immediate future, so we cannot pass on the increased costs from the tariffs to customers. Therefore, we will need to absorb any increased costs, which will put further financial strain on our business.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
a.Recent Sales of Unregistered Equity Securities

None.
b.Use of Proceeds
Not applicable.
c.Issuer Purchases of Equity Securities
None.
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Trading Arrangements
The adoption, modification or termination of contracts, instructions or written plans for the purchase or sale of our securities by our Section 16 officers or directors for the three months ended March 31, 2025, each of which was entered into during an open trading window and is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (“10b5-1 Plan”), was as follows:

Andrew Guggenhime, our President and Chief Financial Officer, terminated his 10b5-1 Plan on March 17, 2025. Mr. Guggenhime’s 10b5-1 Plan was originally adopted on May 17, 2024, with an effective date of October 18, 2024, for the potential exercise and sale of up to 146,000 shares of our common stock, until October 17, 2025, or upon the earlier completion of all authorized transactions thereunder.

During the three months ended March 31, 2025, none of the Company’s other directors or Section 16 officers adopted, modified or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits.

		Incorporated by Reference
Exhibit Number	Description	Schedule Form	File Number	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Vaxcyte, Inc., as amended.	8-K	001-39323	3.1	June 16, 2020

3.2	Amended and Restated Bylaws of Vaxcyte, Inc., as amended.	10-Q	001-39323	3.2	November 6, 2023

4.1	Form of Common Stock Certificate of the Registrant.	S-1/A	333-238630	4.1	June 8, 2020

4.2	Form of Pre-Funded Warrant.	8-K	001-39323	4.1	January 13, 2022

4.3	Form of Pre-Funded Warrant.	8-K	001-39323	4.1	October 27, 2022

4.4	Form of Pre-Funded Warrant.	8-K	001-39323	4.1	April 20, 2023

4.5	Form of Pre-Funded Warrant.	8-K	001-39323	4.1	January 31, 2024

4.6	Form of Pre-Funded Warrant.	8-K	001-39323	4.1	September 6, 2024

10.1#	Form of Performance Restricted Stock Unit Award Grant Notice and Agreement.				X

10.2#	Form of Performance Contingent Stock Option Grant Notice and Agreement.				X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1†	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	Inline XBRL Instance Document: the instance document does not appear in the interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Inline XBRL for the cover page of the Quarterly Report on Form 10-Q included in the Exhibit 101 Inline XBRL Document Set.
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

Vaxcyte, Inc.

Date: May 7, 2025	By:	/s/ Grant E. Pickering
Grant E. Pickering
Chief Executive Officer

Date: May 7, 2025	By:	/s/ Andrew Guggenhime
Andrew Guggenhime
President and Chief Financial Officer