Form 10-Q
period 2025-06-30
Vaxcyte, Inc.
filed 2025-08-06
CIK 1649094

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________________
FORM 10-Q
___________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐     No   ☒
As of August 4, 2025, the registrant had 129,823,355 shares of common stock, $0.001 par value per share, outstanding.

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
•Our business is highly dependent on the success of our pneumococcal conjugate vaccine ("PCV") candidates. If we are unable to successfully develop, obtain approval for and effectively commercialize our PCV candidates, our business would be significantly harmed.
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

PART I—FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

VAXCYTE, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(unaudited)

	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$306,744	$387,878
Short-term investments	1,354,683	1,359,330
Prepaid expenses and other current assets	54,348	40,777
Total current assets	1,715,775	1,787,985
Property and equipment, net	242,266	198,045
Operating lease right-of-use assets	85,649	72,102
Long-term investments	1,165,091	1,387,510
Restricted cash	1,319	1,317
Other assets	95,263	64,359
Total noncurrent assets	1,589,588	1,723,333
Total assets	$3,305,363	$3,511,318

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$31,414	$48,452
Accrued compensation	10,830	20,555
Accrued contract manufacturing expenses	73,726	36,159
Accrued expenses	32,214	29,123
Operating lease liabilities — current	6,302	5,891
Total current liabilities	154,486	140,180
Operating lease liabilities — long-term	79,543	65,319
Total liabilities	234,029	205,499

Commitments and contingencies (Note 6)
Stockholders' Equity
Preferred stock, $0.001 par value — 10,000,000 shares authorized at June 30, 2025 and December 31, 2024; no shares issued and outstanding at June 30, 2025 and December 31, 2024	—	—
Common stock, $0.001 par value — 500,000,000 shares authorized at June 30, 2025 and December 31, 2024; 129,816,472 and 124,893,034 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	133	128
Additional paid-in capital	4,768,698	4,697,883
Accumulated other comprehensive loss	(1,887)	(3,873)
Accumulated deficit	(1,695,610)	(1,388,319)
Total stockholders' equity	3,071,334	3,305,819
Total liabilities and stockholders' equity	$3,305,363	$3,511,318
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VAXCYTE, INC.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2025	2024	2025	2024
Operating expenses:
Research and development	$194,179	$131,507	$342,313	$226,094
General and administrative	32,040	21,474	64,699	41,359
Total operating expenses	226,219	152,981	407,012	267,453
Loss from operations	(226,219)	(152,981)	(407,012)	(267,453)
Other income, net:
Interest income	31,073	23,813	64,008	45,479
Other income (expense)	28,573	465	35,713	(1,749)
Total other income, net	59,646	24,278	99,721	43,730
Net loss	$(166,573)	$(128,703)	$(307,291)	$(223,723)
Net loss per share, basic and diluted	$(1.22)	$(1.10)	$(2.26)	$(1.95)
Weighted-average shares outstanding, basic and diluted	136,033,746	117,256,561	135,863,299	114,473,758

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VAXCYTE, INC.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net Loss	$(166,573)	$(128,703)	$(307,291)	$(223,723)
Other comprehensive loss:
Unrealized gains (losses) on investments, net	952	(445)	5,586	(2,444)
Foreign currency translation adjustments, net	(2,517)	(629)	(3,600)	4,080
Comprehensive loss	$(168,138)	$(129,777)	$(305,305)	$(222,087)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VAXCYTE, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share data)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Gain (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance — December 31, 2024	124,893,034	$128	$4,697,883	$(1,388,319)	$(3,873)	$3,305,819
Issuance of common stock in connection with employee incentive plans	546,419	1	6,048	—	—	6,049
Issuance of common stock from underlying pre-funded warrants in connection with follow-on public offerings	3,499,959	3	(3)	—	—	—
Taxes paid related to the net share settlement of equity awards	—	—	(5,290)	—	—	(5,290)
Stock-based compensation expense	—	—	30,615	—	—	30,615
Other comprehensive gain	—	—	—	—	3,551	3,551
Net loss	—	—	—	(140,718)	—	(140,718)
Balance — March 31, 2025	128,939,412	$132	$4,729,253	$(1,529,037)	$(322)	$3,200,026
Issuance of common stock in connection with employee incentive plans	236,375	—	3,235	—	—	3,235
Issuance of common stock from underlying pre-funded warrants in connection with follow-on public offering	640,685	1	—	—	—	1
Taxes paid related to the net share settlement of equity awards	—	—	(717)	—	—	(717)
Stock-based compensation expense	—	—	36,927	—	—	36,927
Other comprehensive loss	—	—	—	—	(1,565)	(1,565)
Net loss	—	—	—	(166,573)	—	(166,573)
Balance — June 30, 2025	129,816,472	$133	$4,768,698	$(1,695,610)	$(1,887)	$3,071,334

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VAXCYTE, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share data)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Gain (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance — December 31, 2023	95,364,831	$98	$2,164,583	$(924,392)	$179	$1,240,468
Issuance of common stock in connection with employee incentive plans	695,588	1	5,023	—	—	5,024
Issuance of common stock and pre-funded warrants in connection with follow-on public offering, net of issuance costs of $45,997	12,695,312	13	816,465	—	—	816,478
Taxes paid related to the net share settlement of equity awards	—	—	(3,306)	—	—	(3,306)
Stock-based compensation expense	—	—	17,629	—	—	17,629
Other comprehensive gain	—	—	—	—	2,710	2,710
Net loss	—	—	—	(95,020)	—	(95,020)
Balance — March 31, 2024	108,755,731	$112	$3,000,394	$(1,019,412)	$2,889	$1,983,983
Issuance of common stock in connection with employee incentive plans	317,227	—	4,399	—	—	4,399
Issuance of common stock in connection with at-the-market offering, net of commissions and offering expenses of $2,551	1,503,035	2	106,532	—	—	106,534
Taxes paid related to the net share settlement of equity awards	—	—	(565)	—	—	(565)
Stock-based compensation expense	—	—	21,558	—	—	21,558
Other comprehensive loss	—	—	—	—	(1,074)	(1,074)
Net loss	—	—	—	(128,703)	—	(128,703)
Balance — June 30, 2024	110,575,993	$114	$3,132,318	$(1,148,115)	$1,815	$1,986,132

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VAXCYTE, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(307,291)	$(223,723)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,835	2,351
Stock-based compensation expense	67,542	39,187
Amortization of operating lease right-of-use assets	4,028	4,218
Net accretion of discounts on investments	(9,406)	(20,925)
Unrealized foreign exchange gain	(32,324)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(8,166)	(1,964)
Operating lease right-of-use assets	(17,575)	—
Other assets	(17,031)	(15,127)
Operating lease liabilities	14,635	(3,643)
Accounts payable	(19,638)	(5,036)
Accrued compensation	(9,872)	(4,593)
Accrued contract manufacturing expenses	43,217	(16,294)
Accrued expenses	(1,394)	(34,969)
Net cash used in operating activities	(287,440)	(280,518)
Cash flows from investing activities:
Purchases of property and equipment	(7,235)	(13,459)
Purchases of manufacturing facility build-out and equipment construction-in-progress	(29,271)	(37,593)
Purchases of investments	(663,535)	(1,038,346)
Maturities of investments	832,964	541,988
Sales of investments	68,136	15,931
Net cash provided (used) in investing activities	201,059	(531,479)
Cash flows from financing activities:
Proceeds from issuance of shares through employee equity incentive plans	9,284	9,423
Proceeds from issuance of common stock from at-the-market offerings, net of issuance costs	—	106,509
Proceeds from issuance of common stock from follow-on offerings, net of issuance costs	—	816,503
Taxes paid related to the net share settlement of equity awards	(6,007)	(3,871)
Net cash provided by financing activities	3,277	928,564
Effect of exchange rate changes on cash and cash equivalents	1,972	4,652
Net (decrease) increase in cash, cash equivalents and restricted cash	(81,132)	121,219
Cash, cash equivalents and restricted cash, beginning of period	389,195	398,554
Cash, cash equivalents and restricted cash, end of period	$308,063	$519,773
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$306,744	$518,670
Restricted cash	1,319	1,103
Cash, cash equivalents and restricted cash	$308,063	$519,773
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment recorded in accounts payable and accrued expenses	$3,471	$5,279
Proceeds from issuance of common stock from at-the-market offering, not yet received	$—	$9,414

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VAXCYTE, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
1. Company Organization and Nature of Business
Vaxcyte, Inc. (“we,” “our,” “us,” “Vaxcyte” and the “Company”) refers to Vaxcyte, Inc., a Delaware corporation, as well as its wholly-owned consolidated subsidiary. We are headquartered in San Carlos, California, and were incorporated in the state of Delaware on November 27, 2013 as SutroVax, Inc., and changed our name to Vaxcyte, Inc. on May 15, 2020. We are a clinical-stage vaccine innovation company engineering high-fidelity vaccines to protect humankind from the consequences of bacterial diseases. We are developing broad-spectrum conjugate and novel protein vaccines to prevent or treat bacterial infectious diseases. We are re-engineering the way highly complex vaccines are made through modern synthetic techniques, including advanced chemistry and the XpressCF® cell-free protein synthesis platform, exclusively licensed from Sutro Biopharma, Inc. (“Sutro Biopharma”). Unlike conventional cell-based approaches, our system for producing difficult-to-make proteins and antigens is intended to accelerate our ability to efficiently create and deliver high-fidelity vaccines with enhanced immunological benefits.
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
Unaudited Interim Condensed Consolidated Financial Statements
The condensed consolidated balance sheets as of June 30, 2025, the condensed consolidated statements of operations, comprehensive loss and stockholders’ equity for the three and six months ended June 30, 2025 and 2024 and the condensed consolidated statements of cash flows for the six months ended June 30, 2025 and 2024 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair statement of our financial information. The financial data disclosed in the footnotes to the condensed consolidated financial statements related to the three and six months ended June 30, 2025 and 2024 are also unaudited. The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any other future annual or interim period. These interim condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and related notes thereto for the year ended December 31, 2024 included in our Annual Report on Form 10-K filed with the SEC on February 25, 2025.

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
Summary of Significant Accounting Policies
There have been no material changes to our significant policies as of and for the six months ended June 30, 2025 from our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
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

3. Fair Value Measurements and Fair Value of Financial Instruments
The following tables set forth our financial instruments measured at fair value on a recurring basis by level within the fair value hierarchy at June 30, 2025 and December 31, 2024:

		June 30, 2025
	Fair Value Hierarchy Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Assets		(in thousands)
Cash and cash equivalents:
Cash	Level 1	$52,495	$—	$—	$52,495
Money market funds	Level 1	58,697	—	—	58,697
Commercial paper	Level 2	195,588	—	(36)	195,552
Total cash and cash equivalents		306,780	—	(36)	306,744
Investments:
U.S. Treasury securities	Level 1	1,176,944	1,528	(1,539)	1,176,933
Commercial paper	Level 2	24,752	—	(13)	24,739
Corporate debt	Level 2	920,741	1,820	(378)	922,183
Asset-backed securities	Level 2	169,026	103	(52)	169,077
U.S. government agency securities	Level 2	226,910	206	(274)	226,842
Total investments		2,518,373	3,657	(2,256)	2,519,774

Total assets measured at fair value		$2,825,153	$3,657	$(2,292)	$2,826,518

		December 31, 2024
	Fair Value Hierarchy Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Assets		(in thousands)
Cash and cash equivalents:
Cash	Level 1	$60,531	$—	$—	$60,531
Money market funds	Level 1	73,566	—	—	73,566
U.S. Treasury securities	Level 1	8,983	2	—	8,985
Commercial paper	Level 2	244,833	1	(38)	244,796
Total cash and cash equivalents		387,913	3	(38)	387,878
Investments:
U.S. Treasury securities	Level 1	1,463,329	1,533	(5,305)	1,459,557
Commercial paper	Level 2	182,308	48	(18)	182,338
Corporate debt	Level 2	691,972	888	(1,331)	691,529
Asset-backed securities	Level 2	195,801	309	(72)	196,038
U.S. government agency securities	Level 2	217,617	243	(482)	217,378
Total investments		2,751,027	3,021	(7,208)	2,746,840

Total assets measured at fair value		$3,138,940	$3,024	$(7,246)	$3,134,718

There were no transfers within the hierarchies during the six months ended June 30, 2025.
As of June 30, 2025 and December 31, 2024, we had investments with a total fair market value of $1.3 billion and $1.5 billion, respectively, in an unrealized loss position, of which $4.1 million and $10.5 million, respectively, were in a continuous unrealized loss position for more than 12 months. As of June 30, 2025 and December 31, 2024, the gross unrealized losses of securities that have been in a continuous unrealized loss position for both less than and greater than 12 months were $2.3 million and $7.2 million, respectively.
Unrealized losses related to our investments are primarily due to interest rate fluctuations as opposed to credit quality. We do not intend to sell any of the securities in an unrealized loss position and it is not likely that we would be required to sell these securities before recovery of their amortized cost basis, which may be at maturity. We did not recognize any credit losses related to our investments during the three and six months ended June 30, 2025 or 2024.
The following table presents the contractual maturities of our investments as of June 30, 2025 (in thousands):

Fair Value
Due in less than one year	$1,354,683
Due in one to five years	1,165,091
Total	$2,519,774
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
As of June 30, 2025, we have incurred an accumulated (i) $196.3 million of capital expenditures related to the Vaxcyte owned facility buildout and equipment and (ii) $94.3 million of facility buildout expenditures that are owned and controlled by Lonza, including the Repurposing Fee, which have been accounted for as prepaid lease payments and will be recorded as a right-of-use ("ROU") asset under Accounting Standards Codification (“ASC”) 842 lease accounting when control over the Suite is transferred to us, which we expect to occur when the buildout of the Suite is complete and manufacturing activities commence.
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

Manufacturing Facility
In October 2023, we entered into the Commercial Manufacturing and Supply Agreement with Lonza. We have concluded that this agreement contains an embedded lease and will be accounted for in accordance with ASC 842 Leases upon the commencement date. As of June 30, 2025, the lease had not commenced and, as such, no lease liability or ROU asset was recorded on the condensed consolidated balance sheets and no operating lease expense was recorded on the condensed consolidated statements of operations. See Note 4, “Commercial Manufacturing and Supply Agreement,” for further details.

The following tables present additional information for our operating leases:

	June 30, 2025	December 31, 2024
Weighted-average remaining lease term (in years)	9.49	9.60
Weighted-average discount rate	7.2%	7.2%

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$—	$17,575	$—
Cash paid for operating lease liabilities	3,117	2,390	6,201	4,779
Maturities of lease liabilities as of June 30, 2025 were as follows:

Years ending December 31,	(in thousands)
Remainder of 2025	$5,274
2026	11,861
2027	10,826
2028	11,824
2029	12,178
Thereafter	69,007
Total future undiscounted lease payments	120,970
Less: Imputed interest	(35,125)
Total lease liabilities	$85,845
Rent expense recognized under the leases was $3.9 million and $2.7 million for the three months ended June 30, 2025 and 2024, respectively, and $7.5 million and $5.4 million for the six months ended June 30, 2025 and 2024, respectively.
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
Guarantees and Indemnifications
In the normal course of business, we enter into agreements that contain a variety of representations and provide for general indemnification. Our exposure under these agreements is unknown because it involves claims that may be made against us in the future. To date, we have not paid any claims or been required to defend any action related to our indemnification obligations. As of June 30, 2025, we did not have any material indemnification claims that were probable or reasonably possible and consequently have not recorded related liabilities.
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
In February 2023, we entered into another non-exclusive development and manufacturing services agreement with Lonza effective as of March 1, 2023 (the “2023 Lonza DMSA”). Pursuant to the 2023 Lonza DMSA, Lonza will perform manufacturing process development and the manufacture of components for our PCV candidates, including the polysaccharide antigens, our proprietary eCRM protein carrier and conjugated drug substances.
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
Purchase Commitments
We enter into agreements in the normal course of business with CMOs and other vendors for manufacturing services and raw materials purchases. We rely on several third-party manufacturers for our manufacturing requirements. As of June 30, 2025, we had the following amounts of non-cancelable purchase commitments related to manufacturing services and raw materials purchased due to our key manufacturing partners. These amounts represent our minimum contractual obligations, including termination fees. If we terminate certain firm orders with key manufacturing partners, we will be required to pay for the manufacturing services scheduled or raw materials purchased under our arrangements. The actual amounts we pay in the future to our vendors under such agreements may differ from the purchase order amounts.

Years ending December 31,	(in thousands)
Remainder of 2025	$326,095
2026	127,291
2027	20,006
2028	11,151
Total non-cancelable purchase commitments due to our key manufacturing partners	$484,543
7. Stockholders' Equity
Preferred Stock
Our certificate of incorporation authorizes us to issue up to 10,000,000 shares of preferred stock with $0.001 par value per share. There were no shares of preferred stock issued or outstanding as of June 30, 2025 or December 31, 2024.
Common Stock
Our certificate of incorporation authorizes us to issue up to 500,000,000 shares of common stock with $0.001 par value per share, of which 129,816,472 and 124,893,034 shares were issued and outstanding as of June 30, 2025 and December 31, 2024, respectively.
ATM Program
In July 2021, we entered into an Open Market Sales AgreementSM (the “Original ATM Sales Agreement”) with Jefferies LLC (“Jefferies”), to issue and sell, from time to time at our discretion, shares of our common stock at an aggregate offering price up to $150.0 million through Jefferies acting as our sales agent or principal. As of February 27, 2023, we had sold 4,995,709 shares of our common stock under the Original ATM Sales Agreement at a weighted average price of $27.57 per share for aggregate gross proceeds of $137.8 million. On February 27, 2023, we and Jefferies entered into an amendment to the Original ATM Sales Agreement (as amended, the “Amended ATM Sales Agreement”) to offer and sell additional shares of our common stock with an aggregate offering price up to another $400.0 million, which is in addition to the $150.0 million aggregate offering price under the Original ATM Sales Agreement. We will pay Jefferies a commission of up to 3.0% of the gross sales proceeds of any common stock sold through Jefferies under the Amended ATM Sales Agreement; however, we are not obligated to make any sales of common stock. As of June 30, 2025, we have sold 4,211,367 shares of our common stock under the Amended ATM Sales Agreement at a weighted average price of $64.19 per share for aggregate gross proceeds of $270.3 million ($264.2 million net of commissions and offering expenses) with $129.7 million remaining for future sales under the Amended ATM Sales Agreement. We have made no sales under the Amended ATM Sales Agreement since August 2024.

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
In January 2025, 1,000,000 shares and 2,500,000 shares underlying the pre-funded warrants from the January 2022 and October 2022 offerings were exercised to receive 999,988 shares and 2,499,971 shares of common stock, net of exercise costs, respectively. In June 2025, 640,705 shares underlying pre-funded warrants from the February 2024 offering were exercised to receive 640,685 shares of common stock, net of exercise costs. As of June 30, 2025, no other shares underlying the pre-funded warrants have been exercised.

8. Equity Incentive Plans
Equity Incentive Plans
We currently grant stock options and restricted stock units (“RSUs”) under the 2020 Equity Incentive Plan (“2020 Plan”), which became effective in June 2020 and replaced our 2014 Equity Incentive Plan (“2014 Plan”).
Effective January 1, 2025, the number of shares of common stock available under the 2020 Plan increased by 6,244,651 shares pursuant to the evergreen provision of the 2020 Plan. As of June 30, 2025, an aggregate of 10,017,589 shares of common stock were available for issuance under the 2020 Plan.
Our 2014 Plan permitted the granting of incentive stock options, non-statutory stock options, restricted stock and other stock-based awards. Subsequent to the adoption of the 2020 Plan, no additional equity awards can be made under the 2014 Plan. As of June 30, 2025, 862,884 shares and 10,223,990 shares of common stock were subject to outstanding options and RSUs under the 2014 Plan and 2020 Plan, respectively.
Stock Option Activity
Stock option activity under our 2020 Plan, including performance contingent stock options ("PCSOs"), and 2014 Plan, which excludes options to purchase 29,638 shares granted outside of the 2020 Plan and 2014 Plan, was as follows:

		Options Outstanding			PCSOs Outstanding
		(in thousands, except share and per share data)
	Number of Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value	Number of Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balances — December 31, 2024	9,366,936	$39.40	7.48	$406,730	$639,710	$102.70	9.85	$—
Options granted	1,701,746	62.24		—				—
Options exercised (1)	(549,602)	13.00		—				—
Options forfeited	(54,066)	67.30		—	(17,850)	$102.70		—
Balances — June 30, 2025	10,465,014	$44.36	7.43	$54,196	$621,860	$102.70	9.35	$—
Vested and expected to vest — June 30, 2025	10,465,014	$44.36	7.43	$54,196	$621,860	$102.70	9.35	$—
Exercisable at June 30, 2025	5,621,921	$31.71	6.49	$48,942	$—			$—
_______________________________________________
(1) Shares returned due to net exercises.
During the three months ended June 30, 2025 and 2024, options to purchase 109,148 and 245,434 shares, respectively, were exercised for cash at a weighted-average price per share of $9.09 and $13.79, respectively. The intrinsic value of the stock options exercised was $2.4 million and $14.1 million for the three months ended June 30, 2025 and 2024, respectively. The weighted-average grant date fair value of options granted for the three months ended June 30, 2025 and 2024 was $20.75 and $43.38, respectively.
During the six months ended June 30, 2025 and 2024, options to purchase 549,602 and 876,113 shares, respectively, were exercised for cash at a weighted-average price per share of $13.00 and $10.16, respectively. The intrinsic value of the stock options exercised was $33.3 million and $52.2 million for the six months ended June 30, 2025 and 2024, respectively. The weighted-average grant date fair value of options granted for the six months ended June 30, 2025 and 2024 was $37.66 and $45.86, respectively.
RSU Activity
RSU activity, including performance-based stock units ("PSUs"), for the six months ended June 30, 2025 was as follows:

	Unvested RSUs				Unvested PSUs
	(in thousands, except share and per share data)
	Number of Shares	Weighted- Average Grant-Date Fair Value	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value	Number of Shares	Weighted- Average Grant-Date Fair Value	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Unvested at December 31, 2024	1,241,272	$67.32	1.46	$101,611	175,513	$151.48	3.85	$14,367
Granted	1,010,066	62.16		—				—
Vested and released	(243,565)	54.88		—				—
Cancelled	(43,472)	76.12		—				—
Unvested at June 30, 2025	1,964,301	$66.01	1.52	$63,859	175,513	$151.48	3.36	$5,706
The weighted-average grant date fair value of RSUs granted during the three months ended June 30, 2025 and 2024 was $36.77 and $71.09, respectively. The weighted-average grant date fair value of RSUs granted during the six months ended June 30, 2025 and 2024 was $62.16 and $72.97, respectively. The aggregate fair value of unvested RSUs is calculated using the closing price of our common stock on the grant date. As of June 30, 2025 and 2024, the unrecognized stock-based compensation cost of unvested RSUs and PSUs was $134.9 million and $63.2 million, respectively, which is expected to be recognized over a weighted-average period of 2.92 years and 2.86 years, respectively.
Shares available for grant under our 2020 Plan for the six months ended June 30, 2025 were as follows:

Number of Shares
Balance — December 31, 2024	6,275,934
Shares authorized	6,244,651
Shares expired	(166)
Options and RSUs granted	(2,711,812)
Shares forfeited (1)	116,457
Shares withheld for taxes	92,525
Balance — June 30, 2025	10,017,589
___________________________________________
(1) As of June 30, 2025, a total of 1,069 shares were forfeited under the 2020 Plan due to net exercises of stock options.
2020 Employee Stock Purchase Plan
During the six months ended June 30, 2025 and 2024, 83,221 shares and 53,625 shares were purchased, respectively, under the 2020 Employee Stock Purchase Plan ("2020 ESPP"). As of June 30, 2025, there were 2,084,007 shares available under the 2020 ESPP, which reflects increases of nil shares (as determined by our Board) on January 1, 2025 and 2024.
Stock-based Compensation
The following assumptions were used in the Black-Scholes options pricing model for stock options granted in the respective period of:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Expected volatility	65.2% - 65.5%	69.8% - 70.5%	65.2% - 67.5%	69.8% - 71.1%
Expected term (in years)	5.3	5.4	5.2 - 5.3	5.4
Risk-free interest rate	3.8% - 4.2%	4.3% - 4.5%	3.8% - 4.5%	4.0% - 4.5%

We recorded total stock-based compensation expense for the three and six months ended June 30, 2025 and 2024 related to the 2014 Plan, the 2020 Plan and the 2020 ESPP in the condensed consolidated statements of operations and allocated the amounts as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Research and development	$20,191	$10,855	$36,117	$19,673
General and administrative	16,736	10,703	31,425	19,514
Total	$36,927	$21,558	$67,542	$39,187
As of June 30, 2025, there was $341.8 million of unrecognized stock-based compensation expense related to unvested employee and non-employee awards, which is expected to be recognized over a weighted-average period of 2.79 years.
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
Our vaccine development program for VAX-GI, a novel preclinical vaccine candidate being developed as a preventative treatment for dysentery and shigellosis, which is caused by Shigella bacteria, is currently funded in part by two grants obtained from the National Institutes of Health (“NIH”) administered by the University of Maryland, Baltimore. Our first grant from the NIH was awarded in April 2021 and provides for potential funding up to five years totaling approximately $0.5 million. In June 2023, we received another grant from the NIH that provides for potential funding up to five years totaling approximately $4.6 million. As of June 30, 2025, we have received and expect to continue to receive funding under each of these grants.

We are currently working on a discovery program with the University of North Carolina at Chapel Hill and the University of Chicago to develop a vaccine candidate for the prevention of Chlamydia, which is funded in part by a grant from the National Institute of Allergy and Infectious Diseases that provides potential funding up to five years totaling approximately $9.5 million. As of June 30, 2025, we have received and expect to continue to receive funding under this grant.
Income from grants is recognized in the period during which the related specified expenses are incurred, provided that the conditions under which the grants were provided have been met. The amount of grant income was not material during the three and six months ended June 30, 2025 and June 30, 2024. A grant receivable of $0.1 million and $0.4 million representing unreimbursed, eligible costs incurred under the agreements was recorded and included in Prepaid expenses and other current assets in the condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024, respectively.

10. Net Loss Per Share
The following table sets forth the computation of basic and diluted net loss per share and excludes shares which are outstanding, but subject to repurchase by us:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net loss (in thousands)	$(166,573)	$(128,703)	$(307,291)	$(223,723)
Weighted-average shares outstanding used in computing net loss per share, basic and diluted (1)	136,033,746	117,256,561	135,863,299	114,473,758
Net loss per share, basic and diluted	$(1.22)	$(1.10)	$(2.26)	$(1.95)
__________________________________________
(1) Includes shares of common stock into which pre-funded warrants may be exercised as of June 30, 2025. See Note 7, “Stockholders' Equity.”
The following potentially dilutive securities outstanding as of the periods presented below were excluded from the computation of diluted net loss per share for the three and six months ended June 30, 2025 and 2024 because including them would have been anti-dilutive:

	June 30,
	2025	2024
Stock options	11,116,512	9,892,034
Restricted stock units	2,139,814	1,268,321
Employee Stock Purchase Plan shares	—	105,829
	13,256,326	11,266,184
11. Income Taxes
In determining quarterly provisions for income taxes, we use the annual estimated effective tax rate applied to the actual year-to-date profit or loss, adjusted for discrete items arising in that period. Our annual estimated effective tax rate differs from the U.S. federal statutory rate primarily as a result of changes in our valuation allowance against our deferred tax assets. During the three and six months ended June 30, 2025 and 2024, we incurred net pre-tax losses in the jurisdictions we operate in and had no income tax provisions. During the three and six months ended June 30, 2025, there were no material changes to our unrecognized tax benefits, and we do not expect to have any significant changes to unrecognized tax benefits through the end of the fiscal year. We do not have any tax audits or other issues pending.
On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was signed into law in the United States. It contains a wide range of tax reform provisions and several changes to corporate taxation. As the legislation was signed into law after the close of our second quarter, the potential impact of OBBBA is not included in our operating results for the six months ended June 30, 2025. We are currently evaluating its impact to our consolidated financial statements and related disclosures.
12. Segment Reporting
We operate and manage our business as one reportable and operating segment. Our chief executive officer, who is the chief operating decision maker, reviews financial information on an aggregate basis for purposes of allocating resources and evaluating financial performance based on consolidated net loss, as is reported in our condensed consolidated statements of operations.
Our long-lived assets are based in the United States and Switzerland. Long-lived assets are comprised of property and equipment. As of June 30, 2025 and December 31, 2024, property and equipment based in the United States was $40.3 million and $40.8 million, respectively. As of June 30, 2025 and December 31, 2024, property and equipment based in Switzerland was $202.0 million and $157.2 million, respectively.
This following table presents segment operation results for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating expenses:
Research and development - external costs (1)	$144,730	$101,769	$248,535	$171,406
Research and development - internal costs (2)	49,449	29,738	93,778	54,688
General and administrative	32,040	21,474	64,699	41,359
Total operating expenses	$226,219	$152,981	$407,012	$267,453

Total other income, net	$59,646	$24,278	$99,721	$43,730
Net loss	$166,573	$128,703	$307,291	$223,723
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
Overview
We are a clinical-stage vaccine innovation company engineering high-fidelity vaccines designed to protect humankind from the consequences of bacterial diseases. We are developing broad-spectrum conjugate and novel protein vaccines to prevent or treat bacterial infectious diseases. We are re-engineering the way highly complex vaccines are made through modern synthetic techniques, including advanced chemistry and the XpressCF® cell-free protein synthesis platform, exclusively licensed from Sutro Biopharma, Inc. (“Sutro Biopharma”). Unlike conventional cell-based approaches, our system for producing difficult-to-make proteins and antigens is intended to accelerate our ability to efficiently create and deliver high-fidelity vaccines with enhanced immunological benefits.
Our pipeline includes:
•Pneumococcal conjugate vaccine (“PCV”) candidates that we believe are among the broadest-spectrum PCV candidates currently in development, targeting the approximately $8 billion global pneumococcal vaccine market. Pneumococcal disease ("PD") is an infection caused by Streptococcus pneumoniae bacteria. It can result in invasive pneumococcal disease (“IPD”), including meningitis and bacteremia, and non-invasive PD, including pneumonia, otitis media and sinusitis. Our broad-spectrum, carrier-sparing PCV candidates, VAX-31, VAX-24 and VAX-XL, are designed to improve upon standard-of-care PCVs for both adults and children by covering the serotypes that are responsible for a significant portion of IPD in circulation and are associated with high case-fatality rates, antibiotic resistance and meningitis, while maintaining coverage of previously circulating strains that are currently contained through continued vaccination practice.
◦PCV Franchise Adult Indication:
▪VAX-31 is a 31-valent, broad-spectrum, carrier-sparing investigational PCV being developed for the prevention of IPD and pneumonia. VAX-31 is the broadest-spectrum PCV in the clinic, and has the potential to provide protection against both currently circulating and historically prevalent serotypes. VAX-31 was designed to increase coverage, in a single vaccine, to approximately 95% of IPD circulating in adults in the United States aged 50 and older, with the potential to provide an incremental 14-34% of coverage over current standard-of-care adult PCVs.

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

Based on these positive results and the totality of VAX-31 data in adults, we selected the VAX-31 High dose (all serotypes dosed at 3.3mcg or 4.4mcg) to advance to an adult Phase 3 program. We plan to initiate the Phase 3 pivotal, non-inferiority study in the fourth quarter of 2025 and announce topline safety, tolerability and immunogenicity data from this study in 2026. We plan to initiate the remaining Phase 3 studies in 2025 and 2026 and announce data from those studies in 2026 and 2027. Subject to the results of the Phase 3 studies, we plan to submit a Biologics License Application (“BLA”) shortly following the completion of the last Phase 3 study.

•In November 2024, we announced that the FDA granted a breakthrough therapy designation ("BTD") for VAX-31 for the prevention of IPD in adults.

•In August 2025, we announced that the FDA expanded the BTD for VAX-31 to include the prevention of pneumonia caused by Streptococcus pneumoniae in adults.

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

•All VAX-24 doses evaluated (Low: 1.1 mcg, Mid: 2.2mcg and Mixed: 2.2mcg/4.4mcg) elicited substantial IgG and OPA immune responses at 1-month post-dose 3 (primary immunization series):
◦Post-dose 3, the VAX-24 Mid dose met target precedent Phase 2 non-inferiority criteria (lower limit of the 95% confidence interval for the difference between the proportion of participants achieving the pre-defined seroconversion rate (IgG concentration ≥0.35 mcg/mL) is > -15% for each serotype), particularly for the highest circulating serotypes contained in VAX-24 and for 20 of 24 serotypes overall.

•An interim assessment of the IgG results was performed with available study samples at 1-month post-dose 4 (booster dose) and demonstrated that the Mid dose met our historical target Phase 2 IgG GMR point estimate of >0.6 for the highest circulating serotypes contained in VAX-24 and for 19 of 24 serotypes overall. Additionally, VAX-24 elicited robust memory responses across all doses for all serotypes, as evidenced by the boost demonstrated post-dose 4 for IgG responses relative to post-dose 3 IgG responses.
•We expect to announce the balance of the VAX-24 Phase 2 dose-finding study data, including final safety data, full post-dose 3 OPA data, and full post-dose 4 IgG and OPA data, by the end of 2025.

▪VAX-31 is a 31-valent, broad-spectrum, carrier-sparing investigational PCV being developed for the prevention of IPD in not only adults, but also in children. VAX-31 is the broadest-spectrum PCV in the clinic designed to cover approximately 92% of IPD and 93% of acute otitis media due to Streptococcus pneumonia in children under five years of age in the United States.

•In December 2024, we announced that the first participants were dosed in the first stage of a Phase 2 randomized, dose-finding study of VAX-31 in infants. Stage 1 of the study evaluated the safety and tolerability of VAX-31 at three dose levels (Low, Middle and High) and compared to PCV20 in 48 infants in a dose-escalation approach. In the Low, Middle and High doses, all serotypes were dosed at 1.1mcg, 2.2mcg and 3.3mcg, respectively, except serotypes 1, 5 and 22F, which were dosed at 1.65mcg, 3.3mcg, and 4.4mcg, respectively. Participants who received VAX-31 in Stage 1 will continue the standard dosing regimen as part of Stage 2 and will be included in the safety, tolerability and immunogenicity analysis of the study.

•In February 2025, we announced that the Phase 2 randomized, dose-finding study of VAX-31 in healthy infants had advanced to the second and final stage of the study.

•In August 2025, we announced that we had modified the ongoing VAX-31 infant Phase 2 dose-finding study to add a new dose arm to evaluate a VAX-31 Optimized dose with the majority of serotypes dosed at 4.4mcg and the balance dosed at 3.3mcg. Both the Middle dose and High dose VAX-31 arms in the study will proceed, while we have elected to discontinue enrollment in the Low dose arm.

•The modified study will evaluate the safety, tolerability and immunogenicity of VAX-31 and compared to PCV20 in approximately 900 participants, including the 100 participants previously enrolled in the Low dose arm. In line with recommendations from the ACIP, the study design includes a primary immunization series consisting of three doses given at two months, four months and six months of age, followed by a subsequent booster dose at 12-15 months of age. We expect to proceed with the modified Phase 2 randomized, dose-finding study by the end of the third quarter of 2025.
•We expect to announce topline safety, tolerability and immunogenicity data for the Phase 2 randomized, dose-finding study from both the primary three-dose immunization series and booster dose by the end of the first half of 2027.

•Pending the VAX-31 infant study readout, we plan to initiate a Phase 3 program with an optimized dose formulation of VAX-24 or VAX-31.

◦VAX-XL, a third-generation PCV candidate designed to provide the broadest coverage of any PCV currently in development.

•VAX-A1, a novel conjugate vaccine candidate designed to prevent disease caused by Group A Streptococcus (“Group A Strep”). Group A Strep is pervasive globally and causes an estimated 800 million cases of illness annually, including pharyngitis, or strep throat, and certain severe invasive infections and sequelae. There is currently no vaccine against Group A Strep, which is one of the leading infectious disease-related causes of death and disability worldwide and a significant contributor to the prescription of antibiotics in children. We believe we have demonstrated preclinical proof of concept for VAX-A1, the data for which were published in December 2020. We nominated the final vaccine candidate for VAX-A1 in the first quarter of 2021 and initiated Investigational New Drug ("IND")-enabling activities in the second half of 2021. As part of our continued focus on strategic capital deployment and in order to prioritize our resources towards our PCV franchise, we announced in August 2025 that we had paused the advancement, beyond preclinical development, of VAX-A1 while remaining confident in its potential and preserving the option to advance the program in the future.

•VAX-GI, a novel preclinical vaccine candidate being developed as a preventative treatment for dysentery and shigellosis, which is caused by Shigella bacteria. Shigella is a bacterial illness that is estimated to cause 80 million to 165 million cases of disease and 600,000 deaths annually, mostly among children. The central antigen in VAX-GI is IpaB, a well-appreciated antigen that other developers have been unable to produce in an amount sufficient to enable a commercial product. With our cell-free technology, we believe we can produce this antigen at substantially improved yields, allowing for commercial-scale production. VAX-GI is being developed in collaboration with the University of Maryland, Baltimore as well as with partial funding from two research grants awarded by the National Institutes of Health ("NIH"). As part of our continued focus on strategic capital deployment and in order to prioritize our resources towards our PCV franchise, we announced in August 2025 that we had paused the advancement, beyond preclinical development, of VAX-GI while remaining confident in its potential and preserving the option to advance the program in the future.
•Other discovery-stage programs that leverage our cell-free protein synthesis platform, which, if proven successful in preclinical studies, could also be advanced into IND-enabling activities and clinical studies.
Since March 31, 2025, key developments affecting our business include the following:

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
•FDA Expanded VAX-31 Adult BTD to Include Prevention of Pneumonia Caused by Streptococcus Pneumoniae in Addition IPD: In May 2025, the FDA expanded the adult BTD for VAX-31 to include the prevention of pneumonia caused by Streptococcus pneumoniae in addition to the prevention of IPD based on the positive topline results from the VAX-31 adult Phase 1/2 study, indicating that VAX-31 may demonstrate substantial improvement over existing therapies.
•Appointed Chief Business and Strategy Officer: In July 2025, Chris Griffith joined Vaxcyte as Chief Business and Strategy Officer. With more than 20 years of experience spanning corporate and business development, portfolio strategy and business operations, Mr. Griffith brings deep expertise to this newly expanded role. His leadership will help ensure strong cross-functional alignment and execution as we advance our late-stage programs and prepare for the next phase of growth.
•Following Interactions with FDA on VAX-31 Adult Program, Including End-of-Phase 2 Meeting, We Are Finalizing Phase 3 Clinical Program to Validate VAX-31 as Potential New Standard-of-Care Adult PCV to Prevent IPD and Pneumonia: In August 2025 we announced that through a series of interactions with the FDA, including an End-of-Phase 2 meeting, regarding the VAX-31 adult Phase 3 clinical program, the FDA provided input on the adult commercial licensure requirements, including the approximate number of study participants in the Phase 3 program; key immunogenicity and safety endpoints for the pivotal, non-inferiority study; and a continued indication that the scale of the planned immunogenicity and safety assessments are in line with precedent requirements and will be sufficient to support potential licensure. Additionally, as part of ongoing discussions granted under the VAX-31 adult BTD, the FDA provided input on the chemistry, manufacturing and controls (“CMC”) licensure requirements in support of our path to delivering a BLA submission. We are incorporating the FDA’s input to finalize the Phase 3 program designed to validate VAX-31 as the potential new standard-of-care adult PCV. This includes conducting final-stage planning for the pivotal, non-inferiority study, which is expected to be initiated in the fourth quarter of this year, with topline data expected in 2026, consistent with prior readout guidance. Initiation of the remaining Phase 3 studies, which are shorter in duration than the non-inferiority study, is planned for 2025 and 2026. The VAX-31 High dose (all serotypes dosed at 3.3mcg or 4.4mcg) has been selected to advance into Phase 3. Subject to the results of the Phase 3 studies, which are expected to read out in 2026 and 2027, we plan to submit a BLA shortly following the completion of the last Phase 3 study.
•Modified Ongoing VAX-31 Infant Phase 2 Dose-Finding Study to Add a VAX-31 Optimized Dose Designed to Elicit Even Stronger Immune Responses in Pediatric Population: In August 2025, we announced that we had modified the ongoing VAX-31 infant Phase 2 randomized, dose-finding study to add a new dose arm to evaluate a

VAX-31 Optimized dose with the majority of serotypes dosed at 4.4mcg and the balance dosed at 3.3mcg. Both the Middle dose and High dose VAX-31 arms in the study will proceed, while we have elected to discontinue enrollment in the Low dose arm. The modified study will evaluate VAX-31 in approximately 900 participants, including the 100 participants previously enrolled in the Low dose arm. Enrollment in the modified study is expected to proceed by the end of the third quarter of this year with topline data from both the primary immunization series and the booster dose by the end of the first half of 2027.
•Streamlined Early-Stage Pipeline to Prioritize Resources for PCV Programs: In August 2025, we announced that as part of our continued focus on strategic capital deployment, we are prioritizing resources toward our PCV franchise. To this end, we have paused the advancement, beyond preclinical development, of VAX-A1 and VAX-GI, while remaining confident in their potential and preserving the option to advance the programs in the future. Additionally, we discontinued further development of VAX-PG. VAX-PG preclinical data demonstrated an acceptable safety profile but not sufficient efficacy signals to warrant further investment.

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
We have incurred net losses in each year since inception and expect to continue to incur net losses in the foreseeable future. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending in large part on the timing of our clinical trials and manufacturing activities, and our expenditures on other research and development activities. Our net loss was $166.6 million and $307.3 million for the three and six months ended June 30, 2025, respectively. As of June 30, 2025, we had an accumulated deficit of $1.7 billion and cash, cash equivalents and investments of $2.8 billion. We believe our cash, cash equivalents and investments will be sufficient to fund our operating expenses and capital expenditure requirements through at least 12 months from the filing date of this Quarterly Report on Form 10-Q.
We do not expect to generate any revenue from commercial product sales unless and until we successfully complete development and obtain regulatory approval for one or more of our vaccine candidates, which we expect will take a number of years. We expect our expenses and capital expenditures will increase in connection with our ongoing activities, as we:
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
In February 2023, we entered into another non-exclusive development and manufacturing services agreement with Lonza effective as of March 1, 2023 (the “2023 Lonza DMSA”). Pursuant to the 2023 Lonza DMSA, Lonza will perform manufacturing process development and the manufacture of components for our PCV candidates, including the polysaccharide antigens, our proprietary eCRM protein carrier and conjugated drug substances. Subject to the terms and conditions set forth in the 2023 Lonza DMSA, Lonza has granted to us a non-exclusive, worldwide, fully paid-up, transferable license, including the right to grant sublicenses (subject to the prior written consent of Lonza), under the New General Application Intellectual Property, to use, sell and import the Product manufactured under the 2023 Lonza DMSA (but no other products). Unless earlier terminated, the 2023 Lonza DMSA shall remain in place for a period of five years and shall automatically renew for one additional two-year period unless either party provides written notice of non-renewal at least two years prior to the fifth anniversary of the effective date. We may terminate the 2023 Lonza DMSA for any reason on prior written notice to the other party on a Project Plan-by-Project Plan basis. Either party may terminate the 2023 Lonza DMSA (i) within a given time period upon any material breach that is left uncured by the other party, (ii) immediately if the other party becomes insolvent, is dissolved or liquidated, makes a general assignment for the benefit of its creditors, or files or has filed against it, a petition in bankruptcy or has a receiver appointed for a substantial part of its assets, (iii) upon an extended force majeure event, or (iv) if it becomes apparent to either party at any stage in the provision of the Services that it will be impossible to complete the Services for scientific or technical reasons despite exercise of best commercial efforts by both parties. Pursuant to the reason for termination and the party initiating the termination, we will pay Lonza for some combination of services rendered, costs incurred, unreimbursed capital equipment and/or any cancellation fees. Upon an extended force majeure event, neither party shall have any further liability to the other party (each term as defined in the 2023 Lonza DMSA).
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

Our PCV programs include VAX-31, VAX-24 and VAX-XL, and our non-PCV programs include VAX-A1, VAX-GI, and other discovery-stage programs. In August 2025, we announced that we paused the advancement, beyond preclinical development, of VAX-A1 and VAX-GI at this time while remaining confident in their potential and preserving the option to advance the programs in the future. The majority of our external costs relate to our PCV programs compared to the costs related to non-PCV programs. Most of the external costs associated with our vaccine candidates, particularly our PCV programs, are common in nature, and can be deployed across multiple candidates or redeployed as our vaccine development strategy evolves; as a result, we do not track external costs by candidate, program or project. We do not allocate internal personnel-related costs by program or project because several of our departments support multiple vaccine candidate programs and the hours are not tracked separately by program.
VAX-31 and VAX-24 are in the clinical stages, and VAX-XL and our non-PCV programs are in preclinical stages. The majority of our external costs relate to our clinical-stage programs compared to the costs related to our preclinical-stage programs. Costs associated with preclinical programs are relatively small and insignificant to the overall financial statements. Further, several expenses are shared among various vaccine programs and, as such, we do not separately track external costs by clinical and preclinical stages.
Research and development expenses are expensed as incurred. Non-refundable advance payments for services that will be used or rendered for future research and development activities are recorded as prepaid expenses and recognized as expenses as the related services are performed.

We expect our research and development expenses to increase in absolute dollars for the foreseeable future as we advance our vaccine candidates into and through preclinical studies and clinical trials, manufacture drug product for our clinical trials, scale up our manufacturing activities, establish additional manufacturing capacity to meet potential incremental supply requirements following the potential commercial launches of VAX-31 for adults in the adult population and VAX-31 or VAX-24 in the pediatric population, pursue regulatory approval of our vaccine candidates and expand our pipeline of vaccine candidates. The process of conducting the necessary preclinical and clinical research and completing the manufacturing requirements to obtain regulatory approval is costly and time-consuming. The actual probability of success for our vaccine candidates may be affected by a variety of factors, including the safety and efficacy or immunogenicity of our vaccine candidates, clinical data, investment in our clinical programs, competition, manufacturing capabilities and commercial viability. We may never succeed in achieving regulatory approval for any of our vaccine candidates. As a result of the uncertainties discussed above, we are unable to determine the duration and completion costs of our research and development projects or if, when and to what extent we will generate revenue from the commercialization and sale of our vaccine candidates.
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

Our vaccine development program for VAX-GI, a novel preclinical vaccine candidate being developed as a preventative treatment for dysentery and shigellosis, which is caused by Shigella bacteria, is currently funded in part by two grants obtained from the NIH administered by the University of Maryland, Baltimore. Our first grant from the NIH was awarded in April 2021 and provides for potential funding up to five years totaling approximately $0.5 million. In June 2023, we received another grant from the NIH that provides for potential funding up to five years totaling approximately $4.6 million. As of June 30, 2025, we have received and expect to continue to receive funding under each of these grants.

We are currently working on a discovery program with the University of North Carolina at Chapel Hill and the University of Chicago to develop a vaccine candidate for the prevention of Chlamydia, which is funded in part by a grant from the NIAID that provides potential funding up to five years totaling approximately $9.5 million. As of June 30, 2025, we have received and expect to continue to receive funding under this grant.
Income from grants is recognized in the period during which the related specified expenses are incurred, provided that the conditions under which the grants were provided have been met. The amount of grant income was not material during the three and six months ended June 30, 2025 and June 30, 2024. A grant receivable of $0.1 million and $0.4 million representing unreimbursed, eligible costs incurred under the agreements was recorded and included in Prepaid expenses and other current assets in the condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024, respectively.
Contractual Obligations and Commitments
Our material cash requirements include the following contractual and other obligations:
Leases
We have operating lease agreements for our office spaces. As of June 30, 2025, we had total lease payment obligations of $120.9 million, of which $11.8 million is payable within one year.
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
Purchase Commitments
We have certain payment obligations under various license agreements. Under these agreements, we are required to make milestone payments upon successful completion and achievement of certain intellectual property, clinical, regulatory and sales milestones. The payment obligations under the license agreements are contingent upon future events such as our achievement of specified development, clinical, regulatory and commercial milestones, and we will be required to make development milestone payments and royalty payments in connection with the sale of products developed under these agreements. As the achievement and timing of these future milestone payments are not probable or estimable, such amounts have not been included in our condensed consolidated balance sheets as of June 30, 2025 or December 31, 2024.
We enter into agreements in the normal course of business with CMOs and other vendors for manufacturing services and raw materials purchases. We rely on several third-party manufacturers for our manufacturing requirements. As of June 30, 2025, we had the following amounts of non-cancelable purchase commitments related to manufacturing services and raw materials purchased due to our key manufacturing partners. These amounts represent our minimum contractual obligations, including termination fees. If we terminate certain firm orders with our key manufacturing partners, we will be required to pay for the manufacturing services scheduled or raw materials purchased under our arrangements. The actual amounts we pay in the future to the vendors under such agreements may differ from the purchase order amounts.

Years ending December 31,	(in thousands)
Remainder of 2025	$326,095
2026	127,291
2027	20,006
2028	11,151
Total non-cancelable purchase commitments due to our key manufacturing partners	$484,543

Results of Operations
Comparison of the Three and Six Months Ended June 30, 2025 and 2024
The following table summarizes our results of operations for the periods presented:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2025	2024	$	%	2025	2024	$	%

	(in thousands)				(in thousands)
Operating expenses:
Research and development	$194,179	$131,507	$62,672	47.7%	$342,313	$226,094	$116,219	51.4%
General and administrative	32,040	21,474	10,566	49.2%	64,699	41,359	23,340	56.4%
Total operating expenses	226,219	152,981	73,238	47.9%	407,012	267,453	139,559	52.2%
Loss from operations	(226,219)	(152,981)	(73,238)	47.9%	(407,012)	(267,453)	(139,559)	52.2%
Other income, net:
Interest income	31,073	23,813	7,260	30.5%	64,008	45,479	18,529	40.7%
Other income (expense)	28,573	465	28,108	6044.7%	35,713	(1,749)	37,462	(2141.9)%
Total other income, net	59,646	24,278	35,368	145.7%	99,721	43,730	55,991	128.0%
Net loss	$(166,573)	$(128,703)	$(37,870)	29.4%	$(307,291)	$(223,723)	$(83,568)	37.4%

Operating Expenses
Research and Development Expenses

The following table summarizes our research and development expenses for the periods presented:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2025	2024	$	%	2025	2024	$	%
	(in thousands)				(in thousands)
External costs:
Product manufacturing costs	$90,852	$65,244	$25,608	39.2%	$148,129	$95,204	$52,925	55.6%
Clinical costs	17,679	14,606	3,073	21.0%	34,515	36,812	(2,297)	(6.2)%
Research and development consumables, lab supplies and equipment	21,044	11,490	9,554	83.2%	36,542	20,570	15,972	77.6%
Facility and allocated costs	11,221	7,735	3,486	45.1%	21,822	14,250	7,572	53.1%
Other external costs	3,934	2,694	1,240	46.0%	7,527	4,570	2,957	64.7%
Total external costs	144,730	101,769	42,961	42.2%	248,535	171,406	77,129	45.0%
Internal costs:
Personnel-related expenses	49,449	29,738	19,711	66.3%	93,778	54,688	39,090	71.5%
Research and development expenses	$194,179	$131,507	$62,672	47.7%	$342,313	$226,094	$116,219	51.4%

Research and development expenses increased by $62.7 million, or 47.7%, during the three months ended June 30, 2025 compared to the corresponding period in 2024. The increase was driven by external costs, which grew by $43.0 million largely due to increased development and manufacturing activities in connection with the adult and infant PCV programs and to support the potential future commercial launches. Product manufacturing costs increased by $25.6 million, clinical costs increased by $3.1 million, research and development consumables, lab supplies and equipment increased by $9.6 million, and facility and allocated costs increased by $3.5 million compared to the prior period. The increase was further driven by internal personnel-related costs, which grew by $19.7 million largely due to headcount growth.

Research and development expenses increased by $116.2 million, or 51.4%, during the six months ended June 30, 2025 compared to the corresponding period in 2024. The increase was driven by external costs, which grew by $77.1 million largely due to increased development and manufacturing activities in connection with the adult and infant PCV programs and to support the potential future commercial launches. Product manufacturing costs increased by $52.9 million, research and development consumables, lab supplies and equipment increased by $16.0 million, facility and allocated costs increased by $7.6 million, and other external costs increased by $3.0 million, which were partially offset by a decrease of

$2.3 million in clinical costs due to reduced clinical trial activities compared to the prior period. The increase was further driven by internal personnel-related costs, which grew by $39.1 million largely due to headcount growth.
General and Administrative Expenses
General and administrative expenses increased by $10.6 million, or 49.2%, during the three months ended June 30, 2025 compared to the corresponding period in 2024. The increase was primarily attributable to higher personnel-related costs, largely due to headcount growth.
General and administrative expenses increased by $23.3 million, or 56.4%, during the six months ended June 30, 2025 compared to the corresponding period in 2024. The increase was primarily attributable to higher personnel-related costs, largely due to headcount growth and, to a lesser extent, professional services costs related to corporate affairs activities.
Other Income, Net
Other income, net increased by $35.4 million, or 145.7%, during the three months ended June 30, 2025 compared to the corresponding period in 2024. The increase was primarily attributable to a $28.7 million increase in unrealized and realized foreign currency gains due to the weakening of the US Dollar relative to the Swiss Franc, a $7.3 million increase in interest income as a result of higher cash and investment balances resulting from our follow-on equity and ATM financings, combined with increases in interest rates resulting from a longer average investment portfolio duration.
Other income, net increased by $56.0 million, or 128.0%, during the six months ended June 30, 2025 compared to the corresponding period in 2024. The increase was primarily attributable to a $38.5 million increase in unrealized and realized foreign currency gains due to the weakening of the US Dollar relative to the Swiss Franc, an $18.5 million increase in interest income as a result of higher cash and investment balances resulting from our follow-on equity and ATM financings, combined with increases in interest rates resulting from a longer average investment portfolio duration.
Liquidity and Capital Resources
From inception through June 30, 2025, we have incurred losses and negative cash flows from operations and have funded our operations primarily through the issuance of common stock, pre-funded warrants to purchase our common stock and, prior to our IPO, redeemable convertible preferred stock, totaling approximately $4.7 billion in aggregate gross proceeds and $4.5 billion net of underwriting discounts, commissions and offering expenses. As of June 30, 2025, we had $0.3 billion in cash and cash equivalents, $2.5 billion in investments and an accumulated deficit of $1.7 billion.

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
ATM Program
In July 2021, we entered into an Open Market Sales AgreementSM (the “Original ATM Sales Agreement”) with Jefferies LLC (“Jefferies”), which provided that, upon the terms and subject to the conditions and limitations set forth in the Original ATM Sales Agreement, we had the right to issue and sell, from time to time, shares of our common stock having an aggregate offering price of up to $150.0 million through Jefferies acting as our sales agent or principal. As of February 27, 2023, we had sold 4,995,709 shares of our common stock under the Original ATM Sales Agreement at a weighted average price of $27.57 per share for aggregate gross proceeds of $137.8 million. On February 27, 2023, we and Jefferies entered into an amendment to the Original ATM Sales Agreement (as amended, the “Amended ATM Sales Agreement”) pursuant to which we may offer and sell shares of our common stock having an aggregate offering price of up to $400.0 million. The material terms and conditions of the Original ATM Sales Agreement otherwise remain unchanged. We will pay Jefferies a commission of up to 3.0% of the gross sales proceeds of any common stock sold through Jefferies under the Amended ATM Sales Agreement; however, we are not obligated to make any sales of common stock. As of June 30, 2025, we have sold 4,211,367 shares of our common stock under the Amended ATM Sales Agreement at a weighted average price of $64.19 per share for aggregate gross proceeds of $270.3 million ($264.2 million net of commissions and offering expenses) with $129.7 million remaining for future sales under the Amended ATM Sales Agreement. We have made no sales under the Amended ATM Sales Agreement since August 2024.
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
In January 2025, 1,000,000 shares and 2,500,000 shares underlying the pre-funded warrants from the January 2022 and October 2022 offerings, respectively, were exercised to receive 999,988 shares and 2,499,971 shares of common stock, net of exercise costs, respectively. In June 2025, 640,705 shares underlying pre-funded warrants from the February 2024 offering were exercised to receive 640,685 shares of common stock, net of exercise costs. As of June 30, 2025, no other shares underlying the pre-funded warrants have been exercised.

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
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2025	2024

	(in thousands)
Net cash used in operating activities	$(287,440)	$(280,518)
Net cash provided by (used in) investing activities	201,059	(531,479)
Net cash provided by financing activities	3,277	928,564
Effect of exchange rate changes on cash and cash equivalents	1,972	4,652
Net (decrease) increase in cash, cash equivalents and restricted cash	$(81,132)	$121,219
Net Cash Flows from Operating Activities
Net cash used in operating activities for the six months ended June 30, 2025 was $287.4 million, an increase of $6.9 million compared to the six months ended June 30, 2024. The increase was primarily due to higher cash expenditures to support our business growth, including increased development and manufacturing activities in connection with the adult and infant PCV programs to support the potential future commercial launches, as well as timing of payments.
Net Cash Flows from Investing Activities
Net cash provided by investing activities for the six months ended June 30, 2025 was $201.1 million, an increase of $732.5 million compared to net cash used in investing activities for the six months ended June 30, 2024. The change was primarily attributable to a $343.2 million increase in maturities and sales of investments, a $374.8 million decrease in purchases of investments, and a $14.5 million decrease in purchases of property and equipment, manufacturing facility build-out and equipment construction-in-progress.
Net Cash Flows from Financing Activities
Net cash provided by financing activities for the six months ended June 30, 2025 was $3.3 million, a decrease of $925.3 million compared to the six months ended June 30, 2024. The decrease was primarily due to the proceeds from a follow-on offering as well as at-the-market offerings during the six months ended June 30, 2024, whereas no such offerings occurred during the six months ended June 30, 2025.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
Our cash and cash equivalents as of June 30, 2025 and December 31, 2024 consisted of readily available checking and money market funds. As of June 30, 2025 and December 31, 2024, we also invested in U.S. Treasury securities, U.S. government agency securities, corporate debt, commercial paper and asset-backed securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. We do not believe that our cash and cash equivalents have significant risk of default or illiquidity. As of June 30, 2025 and December 31, 2024, we had approximately $2.8 billion and $3.1 billion in cash, cash equivalents and investments, respectively. For the three and six months ended June 30, 2025, we had interest income of $31.1 million and $64.0 million, respectively. The following table shows the impact of a hypothetical 10% increase or decrease in interest rates on our net assets as of June 30, 2025 and our net loss for the six months ended June 30, 2025:

	Impact on Net Assets as of June 30, 2025	Impact on Net Loss for the Six Months Ended June 30, 2025

Hypothetical Change in Interest Rates	(in thousands)
10% increase	$10,515	$5,807
10% decrease	$(10,515)	$(5,807)
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
Foreign Currency Risk
We are exposed to market risk related to changes in foreign currency exchange rates, mainly relating to our contracts with Lonza, our CMO in Switzerland. We have also entered into a limited number of contracts with other parties with payments denominated in foreign currencies. Payments under these contracts are made in foreign currencies and are subject to fluctuations in foreign currency rates. We do not currently have a formal program in place to hedge foreign currency risks. However, from time to time, we buy Swiss Francs (“CHF”), which is the majority of our foreign currency exposure, at market and hold CHF in our bank accounts. As of June 30, 2025 and December 31, 2024, we had approximately 17.7 million and 25.8 million of CHF cash and cash equivalents, respectively, held at two financial institutions. As of June 30, 2025 and December 31, 2024, we had foreign currency denominated accounts payable and accrued expenses of $91.7 million and $72.4 million, respectively. As of June 30, 2025 and December 31, 2024, we had foreign currency denominated property, plant and equipment of $202.9 million and $157.6 million, respectively. As of June 30, 2025 and December 31, 2024, we had foreign currency denominated other assets of $94.3 million and $62.5 million, respectively. The following table shows the impact of a hypothetical 10% increase or decrease in current exchange rates on our net assets as of June 30, 2025 and our net loss for the six months ended June 30, 2025:

	Impact on Net Assets as of June 30, 2025	Impact on Net Loss for the Six Months Ended June 30, 2025

Hypothetical Change in Currency Exchange Rates	(in thousands)
10% increase	$(18,768)	$(17,416)
10% decrease	$18,768	$17,416
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
Our management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), our principal executive officer and principal financial officer, respectively, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2025. Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures as of June 30, 2025 were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the quarter ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
We are a clinical-stage biotechnology vaccine company. Investment in clinical-stage companies and vaccine development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential vaccine candidate will not gain regulatory approval or become commercially viable. We do not have any products approved for sale and have not generated any revenue from product sales. As a result, we are not profitable and have incurred losses in each year since inception. Our net losses were $463.9 million and $402.3 million for the years ended December 31, 2024 and 2023, respectively, and $166.6 million and $128.7 million for the three months ended June 30, 2025 and 2024, respectively, and $307.3 million and $223.7 million for the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, we had an accumulated deficit of $1.7 billion.

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
As of June 30, 2025, we had cash, cash equivalents and investments of $2.8 billion. We believe our existing cash, cash equivalents and investments will fund our current operating plans through at least 12 months from the filing date of this Quarterly Report on Form 10-Q. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned. Furthermore, we will need to raise substantial additional capital to complete the development, manufacturing and commercialization of our drug candidates. We expect to finance our cash needs through public or private equity or debt financings, third-party (including government) funding and marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements or any combination of these approaches.

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

Due to the significant resources required for the development of our vaccine candidates, we must decide which vaccine candidates to pursue and advance and the amount of resources to allocate to each. Our decisions concerning the allocation of research, development, management and financial resources toward particular vaccine candidates may not lead to the development of any viable commercial vaccines and may divert resources away from better opportunities. For example, although we allocated resources for the development of VAX-24 in the adult population through a Phase 1/2 program, we made the determination to suspend further development of VAX-24 for the adult indication because we have chosen to advance exclusively VAX-31 for an adult Phase 3 program following the positive results of the VAX-31 adult Phase 1/2 study. Additionally, in August 2025, we announced that as part of our continued focus on strategic capital deployment and in order to prioritize our resources towards our PCV franchise, we had paused the advancement, beyond preclinical development, of VAX-A1 and VAX-GI while remaining confident in their potential and preserving the option to advance the programs in the future. Additionally, we discontinued further development of VAX-PG, which demonstrated an acceptable safety profile but not sufficient efficacy signals to warrant further investment. Similarly, our potential decisions to delay, terminate, license or collaborate with third parties in respect of certain vaccine candidates may subsequently also prove to be less than optimal and could cause us to miss valuable opportunities. If we make incorrect determinations regarding the viability or market potential of any of our vaccine candidates or misread trends in the biopharmaceutical industry, in particular for vaccines, our business could be seriously harmed. As a result, we may fail to capitalize on viable commercial products or profitable market opportunities, be required to forego or delay pursuit of opportunities with other vaccine candidates that may later prove to have greater commercial potential than those we choose to pursue or relinquish valuable rights to such vaccine candidates through collaboration, licensing or other royalty arrangements in cases in which it would have been advantageous for us to invest additional resources to retain sole development, manufacturing and commercialization rights.
Risks Related to Our Business and Industry
Our approach to the discovery and development of our vaccine candidates is based on novel technologies that are unproven, which may expose us to unforeseen risks, require us to modify processes, and make it difficult to predict the time and cost of vaccine candidate development and the timing to apply for and obtain regulatory approvals.

We are developing a pipeline of vaccine candidates utilizing our cell-free protein synthesis platform, which is comprised of the XpressCF® platform exclusively licensed from Sutro Biopharma, Inc. (“Sutro Biopharma”) and our proprietary know-how for vaccine applications against infectious disease. Our future success depends on the successful application of this approach to vaccine development. We are in the clinical or preclinical stages of developing our vaccine candidates and there can be no assurance that any development problems we may experience in the future will not cause significant delays or unanticipated costs, or that such development problems can be overcome. For example, although we have achieved proof-of-concept for our carrier-sparing approach with VAX-31 and VAX-24, our approach may not be validated for our other vaccine candidates or subsequent trials of VAX-31 or VAX-24. We may also experience delays in developing a sustainable, reproducible and scalable manufacturing process or transferring that process to manufacturing partners, which may prevent us from completing our clinical trials or commercializing our products on a timely or profitable basis, if at all. In addition, since we have not yet completed clinical development on any of our product candidates, we do not know the specific doses that may be effective in the clinic or, if approved, commercially. Finding a suitable dose may delay our anticipated clinical development timelines. We may also encounter difficulty recruiting sufficient participants for our clinical studies, or the FDA may impose additional requirements on us regarding trial size or a long-term safety study that will significantly slow or forestall our development program.

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

In addition, the preclinical and clinical trial requirements of the FDA, European Medicines Agency (“EMA”) and other regulatory agencies and the criteria these regulators use to determine the safety and immunogenicity or efficacy of a vaccine candidate are determined according to the type, complexity, novelty and intended use and market of the potential products, taking into consideration the benefits and risks for the intended population who will receive the vaccine, as well as the disease(s) to be prevented. Regulatory agencies also evaluate a sponsor’s data to determine whether the manufacturing and facility information assure product quality and consistency. Approvals by the FDA and EMA for existing pneumococcal vaccines, such as Pfizer Inc.'s (“Pfizer”) Prevnar 13® (“PCV13”) and Prevnar 20® (“PCV20”), and Merck & Co., Inc.'s (“Merck”) VAXNEUVANCETM (“PCV15”), CapvaxiveTM (“PCV21”) and Pneumovax® 23 (“PPSV23”), may not be indicative of what these regulators may require for approval of our vaccine candidates. For example, the FDA may challenge our VAX-31 Phase 3 Chemistry, Manufacturing and Controls (“CMC”) strategy, which could cause significant delays or unanticipated costs. Additionally, novel aspects of our vaccine candidates and manufacturing processes may create further challenges in obtaining regulatory approval. The regulatory approval process for our novel vaccine candidates can be more complex and consequently more expensive and take longer than for other, better known or extensively studied pharmaceutical or other vaccine candidates. More generally, approvals by any regulatory agency may not be indicative of what any other regulatory agency may require for approval or what such regulatory agencies may require for approval in connection with new vaccine candidates. Moreover, our vaccine candidates may not perform successfully in clinical trials. The FDA’s Center for Biologics Evaluation and Research has undergone significant leadership changes recently. The FDA Commissioner’s office has also become involved in certain vaccine approval decisions. These changes and any changes to the agency’s approach to vaccine approval decisions may present additional hurdles to development that would necessitate a change to our approach to meet regulatory expectations.
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
Our business is highly dependent on the success of our PCV candidates. If we are unable to successfully develop, obtain approval for and effectively commercialize our PCV candidates, our business would be significantly harmed.
Our business and future success depends on our ability to successfully develop, obtain regulatory approval of, and then commercialize our PCV candidates, which include VAX-31, our 31-valent clinical PCV candidate in development for both the adult and pediatric populations, VAX-24, our 24-valent clinical PCV candidate in development for the pediatric population, and VAX-XL, our third-generation PCV candidate designed to provide the broadest coverage of any PCV currently in development. Although VAX-31 has produced positive topline results in a Phase 1/2 clinical study in adults, it may not demonstrate the same results in future adult pivotal Phase 3 studies needed to obtain marketing approval from the FDA or comparable foreign regulatory authorities or in infant clinical studies. In addition, past VAX-24 results in adults may not be indicative of future results in infant clinical trials. VAX-31 and VAX-24 will require additional clinical and non-clinical development, regulatory review and approval in multiple jurisdictions, substantial investment, access to sufficient clinical and commercial manufacturing capacity and significant marketing efforts before we can generate any revenue from product sales. We cannot provide any assurance that we will be able to successfully advance our PCV candidates through the development process.
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
•our ability to demonstrate to the satisfaction of the FDA or comparable foreign regulatory authorities the safety and immunogenicity or efficacy and acceptable risk to benefit profile of our PCV candidates and any future vaccine candidates;
•the pace and prevalence of serotype replacement following the introduction of our PCV candidates or other vaccines targeting pneumococcal disease;
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

Vaccine candidates that we successfully develop and commercialize may compete with existing vaccines and new vaccines that may become available in the future. Many of our competitors have substantially greater financial, lobbying, technical, human and other resources than we do and may be better equipped to develop, manufacture and market technologically superior vaccines, including the potential that our competitors may develop chemical processes or utilize novel technologies for developing vaccines that may be superior to those we employ. In addition, many of these competitors have significantly greater experience than we have in undertaking preclinical studies and clinical trials of new products and in obtaining regulatory approvals, including for many vaccine franchises. Accordingly, our competitors may succeed in obtaining FDA approval or a preferred recommendation from ACIP for their products. For example, PCV13 obtained FDA approval for the prevention of invasive pneumococcal disease (“IPD”) in infants based on non-inferior IgG antibody responses relative to Prevnar, using the surrogate immune endpoints established by the prior Prevnar field efficacy study. Pfizer implemented a similar approach to the development of its 20-valent PCV vaccine candidate, PCV20, which was approved by the FDA in June 2021 for use in adults and in April 2023 for use in infants and children. Pfizer announced in July 2024 and October 2024 that it is developing a 25-valent PCV candidate (“PCV25”) that is currently in adult and pediatric Phase 2 clinical trials, with certain data anticipated in 2025. Pfizer subsequently announced that it plans to initiate a Phase 3 study evaluating PCV25 in adults in the second half of 2025. Pfizer also announced in October 2024 that it is working on a 30-plus valent PCV candidate that is in preclinical development. Merck received approval for PCV15, its 15-valent PCV, in July 2021 for use in adults and in June 2022 for use in infants and children. Merck announced in June 2024 that PCV21, its 21-valent PCV, received approval from the FDA for use in adults. In February 2025, Merck completed a Phase 3 study evaluating PCV21 in children aged 2–17 with increased risk for pneumococcal disease. In addition, Sanofi and SK Chemicals have partnered to develop a 21-valent PCV and, in June 2023, announced positive results from their Phase 2 clinical trials in infants. In December 2024, Sanofi and SK Chemicals announced the initiation of a global pediatric Phase 3 clinical study of their 21-valent PCV candidate, as well as an expanded agreement to develop, license and commercialize "next-generation" PCVs for both pediatric and adult populations. GSK, which previously acquired Affinivax, is developing a 24-valent affinity-bound pneumococcal vaccine for infants, which is currently in a pediatric Phase 2 clinical trial with data anticipated in 2026 or later. In October 2024, GSK announced that it ceased the development of its 24-valent program in adults in favor of a preclinical 30-plus valent candidate. In July 2025, GSK announced that it expects to initiate a clinical trial evaluating its 30-plus valent candidate by the end of 2025, with data expected in the first half of 2026. GSK further announced that based on its learnings from its adult and infant 24-valent programs, it intends to strategically prioritize its 30-plus valent candidate.
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

The membership of the ACIP is influenced by the Department of Health and Human Services (“HHS”), which, in June 2025, changed the membership of the ACIP entirely. Changes in the ACIP representation could impact the viability of new vaccines receiving a positive recommendation, particularly if there is a change in the federal government’s posture towards vaccines. If our vaccine candidates are approved but fail to receive CDC and ACIP recommendations, or recommendations of other comparable foreign regulatory and advisory bodies, or achieve market acceptance among physicians, healthcare providers, patients, third-party payors or others in the medical community, we will not be able to generate significant revenue. Even if our products achieve market acceptance, we may not be able to maintain that market acceptance over time if new products or technologies are introduced that are more favorably received than our products, are more cost effective or render our products obsolete.
We may not be successful in our efforts to use our cell-free protein synthesis platform to expand our pipeline of vaccine candidates and develop marketable products.

The success of our business depends in large part upon our ability to identify, develop and commercialize products based on our cell-free protein synthesis platform. In addition to our PCV franchise, our pipeline includes preclinical vaccine candidates VAX-A1 for Group A Streptococcus (“Group A Strep”) and VAX-GI for dysentery and shigellosis. Our research programs may fail to identify potential vaccine candidates for clinical development for a number of reasons or we may focus our efforts and resources on potential programs or vaccine candidates that ultimately prove to be successful in a smaller subset of patients than expected or completely unsuccessful. In addition, we cannot provide any assurance that we will be able to successfully advance any of our existing or future vaccine candidates through the development process. For example, we announced in August 2025 that preclinical data for VAX-PG demonstrated an acceptable safety profile but not sufficient efficacy signals to support further investment, and we therefore discontinued further development of that candidate.
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
If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or comparable foreign regulatory authorities, or if they cannot pass a pre-approval inspection, we may not be able to rely on their manufacturing facilities for the manufacture of elements of our vaccine candidates. Moreover, we do not control the manufacturing process at our contract manufacturers and are completely dependent on them for compliance with current regulatory requirements. In the event that any of our manufacturers fail to comply with such requirements or to perform its obligations in relation to quality, timing or otherwise, or if our supply of components or other materials becomes limited or interrupted for other reasons, we may be forced to manufacture the materials ourselves or enter into an agreement with another third party, which we may not be able to do on reasonable terms, if at all. In some cases, the technical skills, raw materials or technology required to manufacture our vaccine candidates may be unique or proprietary to the original manufacturer or supplier, and we may have difficulty applying such skills or technology or sourcing such raw materials ourselves, or in transferring such skills, technology or raw materials to another third party, or such transfer may be subject to certain consent obligations and payment terms to Lonza. These factors would increase our reliance on such manufacturer or require us to obtain a license from such manufacturer in order to enable us, or to have another third party, manufacture our vaccine candidates. If we are required to change manufacturers for any reason, we will be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations and guidelines, and we may be required to repeat some of the development program and submit a supplement to our application. The delays associated with the verification of a new manufacturer could negatively affect our ability to develop vaccine candidates in a timely manner or within budget.
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

Changes at the HHS could alter regulators' postures, or the public’s views, toward vaccines. For example, the HHS could fill the ACIP with membership that has a skeptical view of vaccines, change legal protections for vaccine manufacturers, and work with state governments as well as the Centers for Medicare & Medicaid Services (“CMS”) to remove requirements or reimbursement for childhood vaccines.
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

Based on our VAX-31 End-of-Phase 2 meeting with the FDA, we believe there is confirmation that the planned immunogenicity analyses are sufficient to support licensure, and an efficacy study is therefore not required. In the event that we are required to conduct any field efficacy studies for VAX-31 or any of our other product candidates, enrollment of a sufficient number of subjects may require additional time and resources given widespread vaccination rates in the United States, particularly in the pediatric population. As a result, we may be required to conduct any such trials outside the United States, which could cause additional complexity and delay. Delays in enrollment may result in increased costs or may affect the timing or outcome of any clinical trials we may conduct, which could prevent completion of these trials and adversely affect our ability to advance the development of our vaccine candidates.

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

We have in the past and may in the future seek BTD or Fast Track designation for some of our vaccine candidates. For instance, in August 2022 we announced that the FDA granted Fast Track designation to VAX-24 in adults ages 18 and older, in January 2023 we announced that the FDA granted a BTD for VAX-24 for the prevention of IPD in adults, in November 2024 we announced that the FDA granted a BTD for VAX-31 for the prevention of IPD in adults, and in August 2025 we announced that the FDA extended the BTD for VAX-31 to include the prevention of pneumonia caused by Streptococcus pneumoniae in adults. A sponsor may seek FDA designation of its vaccine candidate as a breakthrough therapy if the vaccine candidate is intended to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the therapy may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For vaccines that have been designated as Breakthrough Therapies, the FDA may take actions to expedite the development and review of the application, and interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens.
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
Whether to grant a BTD or Fast Track designation is within the discretion of the FDA. Accordingly, even if we believe one of our vaccine candidates meets the criteria for these designations, the FDA may disagree and instead determine not to make such designation. In any event, the receipt of either of these designations for a vaccine candidate may not result in a faster development process, review or approval compared to vaccine candidates considered for approval under non-

expedited FDA review procedures and does not assure ultimate approval by the FDA. In addition, even when one or more of our vaccine candidates qualify for either of these designations, the FDA may later decide that the vaccine candidate no longer meets the conditions for qualification and rescind the designations.
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
We cannot be sure that our insurance coverage, if any, will be adequate or otherwise protect us from or adequately mitigate liabilities or damages with respect to claims, costs, expenses, litigation, fines, penalties, business loss, data loss, regulatory actions or other materially adverse impacts arising out of our processing activities, privacy and security practices, or security breaches we may experience. The successful assertion of one or more large claims against us that exceeds our available insurance coverage, or results in changes to our insurance policies (including premium increases or the imposition of large excess or deductible or co-insurance requirements), could result in substantial cost increase or prevent us from obtaining insurance on acceptable terms. Additionally, our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations.
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
On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was signed into law in the United States, and contains a wide range of tax reform provisions, including extending and modifying certain key Tax Act provisions, and several changes to corporate taxation. We are currently evaluating its impact to our consolidated financial statements and related disclosures.
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
We do not have the infrastructure or capability internally to manufacture supplies for our vaccine candidates or the materials necessary to produce our vaccine candidates for use in the conduct of our preclinical studies or clinical trials, and we lack the internal resources and the capability to manufacture any of our vaccine candidates on a preclinical, clinical or commercial scale. Pursuant to the Manufacturing Rights Agreement with Sutro Biopharma, we obtained exclusive rights to independently, or through certain third parties, develop, improve and manufacture cell-free extract for use in connection with our vaccine candidates. We have engaged Lonza to perform manufacturing process development and clinical manufacture and supply of components for our PCV candidates, including the manufacture of polysaccharide antigens, our proprietary eCRM protein carrier and conjugated drug substances.
In addition, Lonza is currently in the process of manufacturing certain components of our vaccine candidates on a clinical scale. In October 2023, we and Lonza entered into the Commercial Manufacturing and Supply Agreement pursuant to which Lonza will (i) construct and build out a Suite at Lonza’s facilities in Visp, Switzerland to manufacture the Products, and (ii) maintain and operate the Suite (utilizing Lonza’s employees) to manufacture the Products as a service provided to us. Pursuant to the Commercial Manufacturing and Supply Agreement, Lonza will be a preferred, non-exclusive, supplier of the Products to us, and we retain the right to procure the Products from one or more alternate and/or backup manufacturers of the Products (including at our own facilities). Our agreements with Lonza are denominated in Swiss Franc (“CHF”). Fluctuations in the exchange rate for CHF may increase our costs and affect our operating results.
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
•the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) which, among other things, imposes criminal liability for knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, regardless of the payor (e.g., public or private), or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement, in connection with the delivery of, or payment for, healthcare benefits, items or services. Similar to the U.S. federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the healthcare fraud statute implemented under HIPAA or specific intent to violate it in order to have committed a violation;
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
•the Federal Food, Drug, and Cosmetic Act and its implementing regulations, which prohibit, among other things, the adulteration or misbranding of drugs, biologics and medical devices;
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
In the United States and some foreign jurisdictions, there have been, and we expect there will continue to be, several legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of vaccine candidates, restrict or regulate post-approval activities and affect our ability to profitably sell any vaccine candidates for which we obtain marketing approval. In particular, there have been and continue to be a number of initiatives at the U.S. federal and state levels that seek to reduce healthcare costs and improve the quality of healthcare. For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “ACA”), was passed, which substantially changed the way healthcare is financed by both the government and private insurers and significantly impacts the U.S. pharmaceutical industry. The ACA, among other things: (i) increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extended the rebate program to individuals enrolled in Medicaid managed care organizations; (ii) created a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for certain drugs and biologics that are inhaled, infused, instilled, implanted or injected; (iii) established an annual, nondeductible fee on any entity that manufactures or imports certain specified branded prescription drugs and biologic agents apportioned among these entities according to their market share in specific government healthcare programs; (iv) expanded the eligibility criteria for Medicaid programs; (v) created a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research; (vi) created a Medicare Part D coverage gap discount program; and (vii) established a Center for Medicare & Medicaid Innovation (“CMMI”) at the CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drugs.

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

At the state level, legislatures and regulatory agencies have increasingly passed legislation and implemented regulations designed to control drug pricing, including restrictions on pricing or reimbursement at the state government level, limitations on discounts to patients, advance notices of price increases, marketing cost disclosure and transparency measures, and, in some cases, policies to encourage importation from other countries (subject to federal approval) and bulk purchasing. The OBBBA will also reduce funds for Medicaid programs, which are administered by the states.
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

The FDA has gone through a downsizing of, and cuts to, some teams that support the FDA’s regular inspections and review process. In addition, the HHS may change the user fee reauthorization process or fail to reauthorize user fee programs in a timely manner. As a result, the FDA’s timely review our regulatory submissions could be affected. This, in turn, could delay the development and regulatory approval of new products and related services and have a material adverse effect on our business.
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
We rely upon a combination of patents, trademarks, trade secret protection and confidentiality agreements to protect the intellectual property related to our vaccine development programs and vaccine candidates. Our success depends in large part on our ability to obtain and maintain patent protection in the United States and other countries with respect to our PCV candidates and any future vaccine candidates, as well as methods of making our vaccine candidates and components thereof. We seek to protect our proprietary position by filing patent applications in the United States and abroad related to our development programs and vaccine candidates. The patent prosecution process is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner.
The patents and patent applications that we own or in-license may fail to result in issued patents with claims that protect our PCV candidates or any future vaccine candidate in the United States or in other foreign countries. There is no assurance that all of the potentially relevant prior art relating to our patents and patent applications has been found, which can prevent a patent from issuing from a pending patent application, or be used to invalidate a patent. Even if patents do successfully issue and even if such patents cover our PCV candidates or any future vaccine candidate, third parties may challenge their validity, enforceability or scope, which may result in such patents being narrowed, invalidated or held unenforceable. Any successful opposition to these patents or any other patents owned by or licensed to us could deprive us of rights necessary for the successful commercialization of any vaccine candidates or companion diagnostic that we may develop. Further, if we encounter delays in regulatory approvals, the period during which we could market a vaccine candidate under patent protection could be reduced.
If the patent applications we hold or have in-licensed with respect to our development programs and vaccine candidates fail to issue, if their breadth or strength of protection is threatened, or if they fail to provide meaningful exclusivity for our PCV candidates or any future vaccine candidate, it could dissuade companies from collaborating with us to develop vaccine candidates and threaten our ability to commercialize future vaccines. Any such outcome could have a materially adverse effect on our business.
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

We have licensed certain intellectual property rights related to the XpressCF® platform, components of our PCV candidates, and methods of making components of our PCV candidates from Sutro Biopharma and University of Georgia Research Foundation, Inc. We also license certain intellectual property rights related to a non-cross-reactive Group A Strep carbohydrate antigen and related methods of production from the Regents of the University of California. If, for any reason, these agreements are terminated or we otherwise lose those rights, it could adversely affect our business. These agreements impose, and any future collaboration agreements or license agreements we enter into are likely to impose, various development, commercialization, funding, milestone, royalty, diligence, sublicensing, insurance, patent prosecution and enforcement or other obligations on us. If we breach any material obligations, or use the intellectual property licensed to us in an unauthorized manner, we may be required to pay damages and the licensor(s) may have the right to terminate the license, which could result in us being unable to develop, manufacture and sell products that are covered by the licensed technology or enable a competitor to gain access to the licensed technology.
Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for noncompliance with these requirements.
Periodic maintenance fees on any issued patent are due to be paid to the USPTO and other foreign patent agencies in several stages over the lifetime of the patent. The USPTO and various foreign national or international patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. While an inadvertent lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Noncompliance events that could result in abandonment or lapse of patent rights include, but are not limited to, failure to timely file national and regional stage patent applications based on our international patent application, failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. If we or our licensors fail to maintain the patents and patent applications covering our PCV candidates or any future vaccine candidate, or the XpressCF® platform, our competitors might be able to enter the market, which would have an adverse effect on our business.
Third-party claims or litigation alleging infringement of patents or other proprietary rights, or seeking to invalidate our patents or other proprietary rights, may delay or prevent the development, manufacturing and commercialization of our PCV candidates and any future vaccine candidate.
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

Geoeconomic tensions, protectionist policies, and trade disputes could adversely affect our business, financial condition, and stock price.

Significant changes and volatility in U.S. laws and policies surrounding international trade can materially affect our business, financial condition, liquidity and results of operations. The U.S. administration announced country-specific reciprocal tariffs on 60 countries (“the Country-Specific Reciprocal Tariffs”) and a 10% baseline tariff on all other countries. The Country-Specific Reciprocal Tariffs have since been delayed until August 1, 2025 for all countries, except China, and temporarily replaced with the 10% baseline tariffs. Pharmaceuticals have historically been exempt from tariffs and have, thus far, been exempt from the U.S. administration’s recent tariffs. However, the U.S. administration has recently launched an investigation under Section 232 of the Trade Expansion Act of 1962 to determine the effects on national security of imports of pharmaceuticals and pharmaceutical ingredients, and their derivative products. This investigation is intended to cover both finished generic and branded drug products, medical countermeasures, critical inputs such as active pharmaceutical ingredients and key starting materials, and derivative products of those items. It is possible that this investigation will result in the imposition of tariffs on a range of pharmaceutical products and ingredients, in ways that negatively impact certain aspects of our manufacturing process for our clinical trial product materials and supplies, the level of expenses related to our vaccine candidates or preclinical and clinical development programs, and our business.

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
c.Issuer Purchases of Equity Securities
None.
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Trading Arrangements
The adoption, modification or termination of contracts, instructions or written plans for the purchase or sale of our securities by our Section 16 officers or directors for the three months ended June 30, 2025, each of which was entered into during an open trading window and is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (“10b5-1 Plan”), was as follows:

On May 28, 2025, Peter Hirth, who was a member of our Board at the time, terminated his 10b5-1 Plan. Dr. Hirth's 10b5-1 Plan was originally adopted on December 6, 2024, with an effective date of March 7, 2025, for the potential exercise and sale of up to 13,200 shares of our common stock until March 31, 2026, or upon the earlier completion of all authorized transactions thereunder.

During the three months ended June 30, 2025 none of the Company’s other directors or Section 16 officers adopted, modified or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

Vaxcyte, Inc.

Date: August 6, 2025	By:	/s/ Grant E. Pickering
Grant E. Pickering
Chief Executive Officer

Date: August 6, 2025	By:	/s/ Andrew Guggenhime
Andrew Guggenhime
President and Chief Financial Officer