Form 10-Q
period 2025-09-30
Vaxcyte, Inc.
filed 2025-11-04
CIK 1649094

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________________
FORM 10-Q
___________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐     No   ☒
As of October 31, 2025, the registrant had 130,906,263 shares of common stock, $0.001 par value per share, outstanding.

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
•potential effects of extensive or changes in government regulation;
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
•We currently rely on third-party manufacturing and supply partners to supply raw materials and components for, and the manufacture of, our preclinical and clinical supplies as well as our vaccine candidates. Our inability to procure necessary raw materials or to have sufficient quantities of preclinical and clinical supplies or the inability to have our vaccine candidates manufactured, including delays or interruptions at our third-party manufacturers, or our failure to comply with applicable regulatory requirements or to supply sufficient quantities at acceptable quality levels or prices, or at all, would materially and adversely affect our business.
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

PART I—FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

VAXCYTE, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(unaudited)

	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$281,080	$387,878
Short-term investments	1,430,240	1,359,330
Prepaid expenses and other current assets	55,847	40,777
Total current assets	1,767,167	1,787,985
Property and equipment, net	253,486	198,045
Operating lease right-of-use assets	83,515	72,102
Long-term investments	959,256	1,387,510
Restricted cash	1,468	1,317
Other assets	106,708	64,359
Total noncurrent assets	1,404,433	1,723,333
Total assets	$3,171,600	$3,511,318

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$48,962	$48,452
Accrued compensation	16,762	20,555
Accrued contract manufacturing expenses	103,959	36,159
Accrued expenses	24,592	29,123
Operating lease liabilities — current	5,771	5,891
Total current liabilities	200,046	140,180
Operating lease liabilities — long-term	78,672	65,319
Total liabilities	278,718	205,499

Commitments and contingencies (Note 6)
Stockholders' Equity
Preferred stock, $0.001 par value — 10,000,000 shares authorized at September 30, 2025 and December 31, 2024; no shares issued and outstanding at September 30, 2025 and December 31, 2024	—	—
Common stock, $0.001 par value — 500,000,000 shares authorized at September 30, 2025 and December 31, 2024; 130,029,111 and 124,893,034 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	133	128
Additional paid-in capital	4,800,333	4,697,883
Accumulated other comprehensive loss	856	(3,873)
Accumulated deficit	(1,908,440)	(1,388,319)
Total stockholders' equity	2,892,882	3,305,819
Total liabilities and stockholders' equity	$3,171,600	$3,511,318
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VAXCYTE, INC.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2025	2024	2025	2024
Operating expenses:
Research and development	$209,933	$116,936	$552,246	$343,030
General and administrative	32,447	22,988	97,146	64,347
Total operating expenses	242,380	139,924	649,392	407,377
Loss from operations	(242,380)	(139,924)	(649,392)	(407,377)
Other income, net:
Interest income	29,259	28,057	93,267	73,536
Other income	291	8,743	36,004	6,994
Total other income, net	29,550	36,800	129,271	80,530
Net loss	$(212,830)	$(103,124)	$(520,121)	$(326,847)
Net loss per share, basic and diluted	$(1.56)	$(0.83)	$(3.83)	$(2.78)
Weighted-average shares outstanding, basic and diluted	136,196,512	123,693,461	135,975,586	117,596,424

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VAXCYTE, INC.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net loss	$(212,830)	$(103,124)	$(520,121)	$(326,847)
Other comprehensive loss:
Unrealized gains on investments, net	3,031	8,692	8,617	6,248
Foreign currency translation adjustments, net	(288)	(10,368)	(3,888)	(6,288)
Comprehensive loss	$(210,087)	$(104,800)	$(515,392)	$(326,887)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VAXCYTE, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share data)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Gain (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance — December 31, 2024	124,893,034	$128	$4,697,883	$(1,388,319)	$(3,873)	$3,305,819
Issuance of common stock in connection with employee incentive plans	546,419	1	6,048	—	—	6,049
Issuance of common stock from underlying pre-funded warrants in connection with follow-on public offerings	3,499,959	3	(3)	—	—	—
Taxes paid related to the net share settlement of equity awards	—	—	(5,290)	—	—	(5,290)
Stock-based compensation expense	—	—	30,615	—	—	30,615
Other comprehensive gain	—	—	—	—	3,551	3,551
Net loss	—	—	—	(140,718)	—	(140,718)
Balance — March 31, 2025	128,939,412	132	4,729,253	(1,529,037)	(322)	3,200,026
Issuance of common stock in connection with employee incentive plans	236,375	—	3,235	—	—	3,235
Issuance of common stock from underlying pre-funded warrants in connection with follow-on public offering	640,685	1	—	—	—	1
Taxes paid related to the net share settlement of equity awards	—	—	(717)	—	—	(717)
Stock-based compensation expense	—	—	36,927	—	—	36,927
Other comprehensive loss	—	—	—	—	(1,565)	(1,565)
Net loss	—	—	—	(166,573)	—	(166,573)
Balance — June 30, 2025	129,816,472	133	4,768,698	(1,695,610)	(1,887)	3,071,334
Issuance of common stock in connection with employee incentive plans	212,639	—	306	—	—	306
Taxes paid related to the net share settlement of equity awards	—	—	(3,977)	—	—	(3,977)
Stock-based compensation expense	—	—	35,306	—	—	35,306
Other comprehensive gain	—	—	—	—	2,743	2,743
Net loss	—	—	—	(212,830)	—	(212,830)
Balance — September 30, 2025	130,029,111	$133	$4,800,333	$(1,908,440)	$856	$2,892,882

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VAXCYTE, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share data)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Gain (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance — December 31, 2023	95,364,831	$98	$2,164,583	$(924,392)	$179	$1,240,468
Issuance of common stock in connection with employee incentive plans	695,588	1	5,023	—	—	5,024
Issuance of common stock and pre-funded warrants in connection with follow-on public offering, net of issuance costs of $45,997	12,695,312	13	816,465	—	—	816,478
Taxes paid related to the net share settlement of equity awards	—	—	(3,306)	—	—	(3,306)
Stock-based compensation expense	—	—	17,629	—	—	17,629
Other comprehensive gain	—	—	—	—	2,710	2,710
Net loss	—	—	—	(95,020)	—	(95,020)
Balance — March 31, 2024	108,755,731	112	3,000,394	(1,019,412)	2,889	1,983,983
Issuance of common stock in connection with employee incentive plans	317,227	—	4,399	—	—	4,399
Issuance of common stock in connection with at-the-market offering, net of commissions and offering expenses of $2,551	1,503,035	2	106,532	—	—	106,534
Taxes paid related to the net share settlement of equity awards	—	—	(565)	—	—	(565)
Stock-based compensation expense	—	—	21,558	—	—	21,558
Other comprehensive loss	—	—	—	—	(1,074)	(1,074)
Net loss	—	—	—	(128,703)	—	(128,703)
Balance — June 30, 2024	110,575,993	114	3,132,318	(1,148,115)	1,815	1,986,132
Issuance of common stock in connection with employee incentive plans	646,966	—	11,737	—	—	11,737
Issuance of common stock and pre-funded warrants in connection with follow-on public offering, net of commissions and offering expenses of $71,822	12,087,378	12	1,423,164	—	—	1,423,176
Issuance of common stock in connection with at-the-market offering, net of commissions and offering expenses of $1,816	1,119,525	1	89,459	—	—	89,460
Taxes paid related to the net share settlement of equity awards	—	—	(9,336)	—	—	(9,336)
Stock-based compensation expense	—	—	21,265	—	—	21,265
Other comprehensive loss	—	—	—	—	(1,676)	(1,676)
Net loss	—	—	—	(103,124)	—	(103,124)
Balance — September 30, 2024	124,429,862	$127	$4,668,607	$(1,251,239)	$139	$3,417,634

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VAXCYTE, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(520,121)	$(326,847)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,899	4,139
Stock-based compensation expense	102,848	60,452
Amortization of operating lease right-of-use assets	6,161	6,921
Net accretion of discounts on investments	(11,670)	(27,028)
Unrealized foreign exchange gain	(33,113)	(6,453)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(7,251)	(2,530)
Operating lease right-of-use assets	(17,575)	(4,624)
Other assets	(28,347)	(22,052)
Operating lease liabilities	13,234	(1,265)
Accounts payable	(1,761)	3,275
Accrued compensation	(3,924)	1,174
Accrued contract manufacturing expenses	63,204	(54)
Accrued expenses	(1,329)	(26,334)
Net cash used in operating activities	(430,745)	(341,226)
Cash flows from investing activities:
Purchases of property and equipment	(11,059)	(18,406)
Purchases of manufacturing facility build-out and equipment construction-in-progress	(37,493)	(70,726)
Purchases of investments	(918,850)	(2,271,486)
Maturities of investments	1,183,164	869,688
Sales of investments	106,467	42,432
Net cash provided by (used in) investing activities	322,229	(1,448,498)
Cash flows from financing activities:
Proceeds from issuance of shares through employee equity incentive plans	9,590	21,160
Proceeds from issuance of common stock from at-the-market offerings, net of issuance costs	—	195,969
Proceeds from issuance of common stock from follow-on offerings, net of issuance costs	—	2,239,679
Taxes paid related to the net share settlement of equity awards	(9,984)	(13,207)
Net cash provided by (used in) financing activities	(394)	2,443,601
Effect of exchange rate changes on cash and cash equivalents	2,263	(924)
Net increase (decrease) in cash, cash equivalents and restricted cash	(106,647)	652,953
Cash, cash equivalents and restricted cash, beginning of period	389,195	398,554
Cash, cash equivalents and restricted cash, end of period	$282,548	$1,051,507
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$281,080	$1,050,189
Restricted cash	1,468	1,318
Cash, cash equivalents and restricted cash	$282,548	$1,051,507
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment recorded in accounts payable and accrued expenses	$5,568	$5,529

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
Unaudited Interim Condensed Consolidated Financial Statements
The condensed consolidated balance sheets as of September 30, 2025, the condensed consolidated statements of operations, comprehensive loss and stockholders’ equity for the three and nine months ended September 30, 2025 and 2024 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2025 and 2024 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair statement of our financial information. The financial data disclosed in the footnotes to the condensed consolidated financial statements related to the three and nine months ended September 30, 2025 and 2024 are also unaudited. The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any other future annual or interim period. These interim condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and related notes thereto for the year ended December 31, 2024 included in our Annual Report on Form 10-K filed with the SEC on February 25, 2025.

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
Summary of Significant Accounting Policies
There have been no material changes to our significant policies as of and for the nine months ended September 30, 2025 from our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
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
In December 2023, the FASB issued Accounting Standards Update ("ASU") No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). The final guidance adds clarifications related to the presentation of rate reconciliation for public business entities and definitions of specific categories in rate reconciliation. These amendments are effective for public business entities for annual periods beginning after December 15, 2024, and will be applicable to our Annual Report on Form 10-K for the fiscal year ending December 31, 2025. The amendments will be applied prospectively, with the option to apply them retrospectively. We expect adoption of this ASU will result in additional disclosures in line with the requirements of ASU 2023-09.
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
In September 2025, the FASB issued ASU No. 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, (“ASU 2025-06”). The amendments in ASU 2025-06 intend to modernize the accounting for software costs that are accounted for under Subtopic 350-40, Intangibles—Goodwill and Other—Internal-Use Software (referred to as “internal-use software”). This new guidance is effective for us for the annual period beginning after December 15, 2027. We are currently evaluating the impact of this guidance on our consolidated financial statements and related disclosures.

3. Fair Value Measurements and Fair Value of Financial Instruments
The following tables set forth our financial instruments measured at fair value on a recurring basis by level within the fair value hierarchy at September 30, 2025 and December 31, 2024:

		September 30, 2025
	Fair Value Hierarchy Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Assets		(in thousands)
Cash and cash equivalents:
Cash	Level 1	$78,399	$—	$—	$78,399
Money market funds	Level 1	41,100	—	—	41,100
Commercial paper	Level 2	161,599	—	(18)	161,581
Total cash and cash equivalents		281,098	—	(18)	281,080
Investments:
U.S. Treasury securities	Level 1	1,043,805	1,870	(559)	1,045,116
Commercial paper	Level 2	26,756	—	(7)	26,749
Corporate debt	Level 2	898,297	2,799	(67)	901,029
Asset-backed securities	Level 2	166,840	222	(31)	167,031
U.S. government agency securities	Level 2	229,384	301	(114)	229,571
Certificate of Deposits	Level 2	20,000	—	—	20,000
Total investments		2,385,082	5,192	(778)	2,389,496

Total assets measured at fair value		$2,666,180	$5,192	$(796)	$2,670,576

		December 31, 2024
	Fair Value Hierarchy Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Assets		(in thousands)
Cash and cash equivalents:
Cash	Level 1	$60,531	$—	$—	$60,531
Money market funds	Level 1	73,566	—	—	73,566
U.S. Treasury securities	Level 1	8,983	2	—	8,985
Commercial paper	Level 2	244,833	1	(38)	244,796
Total cash and cash equivalents		387,913	3	(38)	387,878
Investments:
U.S. Treasury securities	Level 1	1,463,329	1,533	(5,305)	1,459,557
Commercial paper	Level 2	182,308	48	(18)	182,338
Corporate debt	Level 2	691,972	888	(1,331)	691,529
Asset-backed securities	Level 2	195,801	309	(72)	196,038
U.S. government agency securities	Level 2	217,617	243	(482)	217,378
Total investments		2,751,027	3,021	(7,208)	2,746,840

Total assets measured at fair value		$3,138,940	$3,024	$(7,246)	$3,134,718

There were no transfers within the hierarchies during the nine months ended September 30, 2025.
As of September 30, 2025 and December 31, 2024, we had investments with a total fair market value of $0.8 billion and $1.5 billion, respectively, in an unrealized loss position, of which $275.9 million and $10.5 million, respectively, were in a continuous unrealized loss position for more than 12 months. As of September 30, 2025 and December 31, 2024, the gross unrealized losses of securities that have been in a continuous unrealized loss position were $0.8 million and $7.2 million, respectively.
Unrealized losses related to our investments are primarily due to interest rate fluctuations as opposed to credit quality. We do not intend to sell any of the securities in an unrealized loss position and it is not likely that we would be required to sell these securities before recovery of their amortized cost basis, which may be at maturity. We did not recognize any credit losses related to our investments during the three and nine months ended September 30, 2025 or 2024.
The following table presents the contractual maturities of our investments as of September 30, 2025 (in thousands):

Fair Value
Due in less than one year	$1,430,240
Due in one to five years	959,256
Total	$2,389,496
4. Commercial Manufacturing and Supply Agreements
Lonza Ltd. (“Lonza”)
On October 13, 2023, we entered into a pre-commercial services and commercial manufacturing supply agreement with Lonza (the “Lonza Commercial Manufacturing and Supply Agreement”).
Pursuant to the Lonza Commercial Manufacturing and Supply Agreement, Lonza will (i) construct and build out a dedicated suite (the “Suite”) at Lonza’s facilities in Visp, Switzerland to manufacture certain key components (including drug substance) for our proprietary pneumococcal conjugate vaccine (“PCV”) franchise and any other products or intermediates we may choose (collectively, the “Products”) and (ii) maintain and operate the Suite (utilizing Lonza’s employees) to manufacture the Products as a service provided to us, including conducting related quality control and quality assurance operations. Lonza will be a preferred, non-exclusive, supplier of the Products to us, and we retain the right to procure the Products from one or more alternate and/or backup manufacturers of the Products (including at our own facilities).
Under the Lonza Commercial Manufacturing and Supply Agreement, prior to completion of construction and certification of the Suite for commercial operation, we will contribute to the capital expenditure costs to construct the Suite (and will own certain equipment in the Suite to be purchased or otherwise acquired by us), and will pay Lonza a fixed-rate monthly service fee for Lonza’s pre-commercial services prior to commencement of commercial operations (which monthly service fee amount is subject to increases in subsequent years). Following commencement of commercial operations of the Suite to manufacture the Products, we will pay Lonza (i) Suite fees based on allocations of certain of Lonza’s costs to maintain the facility in which the Suite is located and to provide shared services to us and Lonza’s other customers in such facility, (ii) service fees based upon Lonza’s actual full-time equivalent employee (“FTE”) costs to operate the Suite to manufacture the Products, and (iii) certain other pass-through costs, including for raw materials. In addition, we may be obligated to pay or reimburse Lonza for certain other fees and expenses under the Lonza Commercial Manufacturing and Supply Agreement. Lonza will be eligible for certain financial bonuses, and subject to certain financial penalties, as incentives for the timely completion of certain scale-up activities, receipt of certain regulatory approvals for the Suite and manufacture of the Products in accordance with our commercial requirements.
Unless earlier terminated, the Lonza Commercial Manufacturing and Supply Agreement will remain in effect until December 31, 2038, subject to automatic renewal for up to three additional renewal periods of five years each, unless we elect not to renew (with 24 months advanced notice to Lonza). We are permitted to terminate the Lonza Commercial Manufacturing and Supply Agreement prior to expiration, subject to applicable termination fees. Within 30 days of the Effective Date, we paid Lonza a repurposing fee (the “Repurposing Fee”) of CHF 27.0 million that will be credited back to us over a 10-year period starting upon commencement of commercial production.
As of September 30, 2025, we have incurred an accumulated (i) $207.6 million of capital expenditures related to the Vaxcyte owned facility buildout and equipment and (ii) $106.1 million of facility buildout expenditures that are owned and controlled by Lonza, including the Repurposing Fee, which have been accounted for as prepaid lease payments and will be recorded as a right-of-use ("ROU") asset under Accounting Standards Codification (“ASC”) 842 lease accounting when control over the Suite is transferred to us, which we expect to occur when the buildout of the Suite is complete and manufacturing activities commence.

Thermo Fisher Scientific

On September 24, 2025, we entered into a master services agreement with Patheon Manufacturing Services LLC, part of Thermo Fisher Scientific (collectively, “Thermo Fisher”), pursuant to which Thermo Fisher will formulate, fill, inspect, package, label, test, manufacture and supply drug product for us at its facility in Greenville, North Carolina (the "Thermo Fisher Commercial Manufacturing and Supply Agreement"). Pursuant to the Thermo Fisher Commercial Manufacturing and Supply Agreement, we have agreed to order drug product from Thermo Fisher based on certain binding forecast periods and established prices. In addition, we will also pay Thermo Fisher for technology transfer activities and reimburse Thermo Fisher for certain out-of-pocket capital expenditures under the terms of the agreement.
The Thermo Fisher Commercial Manufacturing and Supply Agreement has an initial term of 15 years and will automatically renew for additional three-year periods unless either party provides notice of non-renewal before the end of the then existing term, subject to completion of ongoing services. We are permitted to terminate the Thermo Fisher Commercial Manufacturing and Supply Agreement prior to expiration, subject to the payment of applicable termination fees, plus certain capital expenditure commitments.

5. Leases
Operating Lease Obligations
Office Facility
In January 2021, we entered into a lease agreement (the “Original Lease”) for our current corporate headquarters facility located in San Carlos, California (the “Headquarters Facility”). The lease term began on December 3, 2021, as amended on October 17, 2023, and was set to expire on December 31, 2025.
In September 2023, we entered into an assignment and assumption of lease agreement (the “Assignment Agreement”) for an expanded lease space in the same building as our Headquarters Facility (the “Assumed Lease Premises”). The assumed lease had an original contractual term of ten years, set to expire on November 30, 2031. Pursuant to the Assignment Agreement, the base rent was abated for three full calendar months following the October 1, 2023 effective date of the Assignment Agreement. Thereafter, we were obligated to pay an aggregate of approximately $1.9 million in rent payments for the remaining nine months of the first year, with a 3% rent adjustment (not inclusive of rent abatement) every year thereafter.

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

Manufacturing Facility
In October 2023, we entered into the Lonza Commercial Manufacturing and Supply Agreement. We have concluded that this agreement contains an embedded lease and will be accounted for in accordance with ASC 842 Leases upon the commencement date. As of September 30, 2025, the lease had not commenced and, as such, no lease liability or ROU asset was recorded on the condensed consolidated balance sheets and no operating lease expense was recorded on the condensed consolidated statements of operations. See Note 4, “Commercial Manufacturing and Supply Agreement—Lonza Ltd. (“Lonza”)”, for further details.
The following tables present additional information for our operating leases:

	September 30, 2025	December 31, 2024
Weighted-average remaining lease term (in years)	9.29	9.60
Weighted-average discount rate	7.2%	7.2%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$4,624	$83,515	$4,624
Cash paid for operating lease liabilities	3,130	3,614	9,331	8,406
Maturities of lease liabilities as of September 30, 2025 were as follows:

Years ending December 31,	(in thousands)
Remainder of 2025	$2,331
2026	11,861
2027	10,826
2028	11,824
2029	12,178
Thereafter	69,007
Total future undiscounted lease payments	118,027
Less: Imputed interest	(33,584)
Total lease liabilities	$84,443
Rent expense recognized under the leases was $3.9 million and $3.3 million for the three months ended September 30, 2025 and 2024, respectively, and $11.4 million and $8.7 million for the nine months ended September 30, 2025 and 2024, respectively.
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

Guarantees and Indemnifications
In the normal course of business, we enter into agreements that contain a variety of representations and provide for general indemnification. Our exposure under these agreements is unknown because it involves claims that may be made against us in the future. To date, we have not paid any claims or been required to defend any action related to our indemnification obligations. As of September 30, 2025, we did not have any material indemnification claims that were probable or reasonably possible and consequently have not recorded related liabilities.
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
Commercial Manufacturing and Supply Agreements
For details of the Commercial Manufacturing and Supply Agreements with Lonza and Thermo Fisher, see Note 4.
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
Purchase Commitments
We enter into agreements in the normal course of business with CMOs and other vendors for manufacturing services and raw materials purchases. We rely on several third-party manufacturers for our manufacturing requirements. As of September 30, 2025, we had the following amounts of non-cancelable purchase commitments related to manufacturing services and raw materials purchased due to our key manufacturing partners. These amounts represent our minimum contractual obligations, including termination fees. If we terminate certain firm orders with key manufacturing partners, we will be required to pay for the manufacturing services scheduled or raw materials purchased under our arrangements. The actual amounts we pay in the future to our vendors under such agreements may differ from the purchase order amounts.

Years ending December 31,	(in thousands)
Remainder of 2025	$283,502
2026	231,581
2027	94,914
2028	11,172
2029	10,500
Total non-cancelable purchase commitments due to our key manufacturing partners	$631,669
7. Stockholders' Equity
Preferred Stock
Our certificate of incorporation authorizes us to issue up to 10,000,000 shares of preferred stock with $0.001 par value per share. There were no shares of preferred stock issued or outstanding as of September 30, 2025 or December 31, 2024.
Common Stock
Our certificate of incorporation authorizes us to issue up to 500,000,000 shares of common stock with $0.001 par value per share, of which 130,029,111 and 124,893,034 shares were issued and outstanding as of September 30, 2025 and December 31, 2024, respectively.
ATM Program
In July 2021, we entered into an Open Market Sales AgreementSM (the “Original ATM Sales Agreement”) with Jefferies LLC (“Jefferies”), to issue and sell, from time to time at our discretion, shares of our common stock at an aggregate offering price up to $150.0 million through Jefferies acting as our sales agent or principal. As of February 27, 2023, we had sold 4,995,709 shares of our common stock under the Original ATM Sales Agreement at a weighted average price of $27.57 per share for aggregate gross proceeds of $137.8 million. On February 27, 2023, we and Jefferies entered into an amendment to the Original ATM Sales Agreement (as amended, the “Amended ATM Sales Agreement”) to offer and sell additional shares of our common stock with an aggregate offering price up to another $400.0 million, which is in addition to the $150.0 million aggregate offering price under the Original ATM Sales Agreement. We will pay Jefferies a commission of up to 3.0% of the gross sales proceeds of any common stock sold through Jefferies under the Amended ATM Sales Agreement; however, we are not obligated to make any sales of common stock. As of September 30, 2025, we have sold 4,211,367 shares of our common stock under the Amended ATM Sales Agreement at a weighted average price of $64.19 per share for aggregate gross proceeds of $270.3 million ($264.2 million net of commissions and offering expenses) with $129.7 million remaining for future sales under the Amended ATM Sales Agreement. We have made no sales under the Amended ATM Sales Agreement since August 2024.
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
In January 2025, 1,000,000 shares and 2,500,000 shares underlying the pre-funded warrants from the January 2022 and October 2022 offerings were exercised to receive 999,988 shares and 2,499,971 shares of common stock, net of exercise costs, respectively. In June 2025, 640,705 shares underlying pre-funded warrants from the February 2024 offering were exercised to receive 640,685 shares of common stock, net of exercise costs. As of September 30, 2025, no other shares underlying the pre-funded warrants have been exercised.
8. Equity Incentive Plans
Equity Incentive Plans
We currently grant stock options and restricted stock units (“RSUs”) under the 2020 Equity Incentive Plan (“2020 Plan”), which became effective in June 2020 and replaced our 2014 Equity Incentive Plan (“2014 Plan”).
Effective January 1, 2025, the number of shares of common stock available under the 2020 Plan increased by 6,244,651 shares pursuant to the evergreen provision of the 2020 Plan. As of September 30, 2025, an aggregate of 8,848,520 shares of common stock were available for issuance under the 2020 Plan.
Our 2014 Plan permitted the granting of incentive stock options, non-statutory stock options, restricted stock and other stock-based awards. Subsequent to the adoption of the 2020 Plan, no additional equity awards can be made under the 2014 Plan. As of September 30, 2025, 859,884 shares and 13,323,234 shares of common stock were subject to outstanding options and RSUs under the 2014 Plan and 2020 Plan, respectively.
Stock Option Activity
Stock option activity under our 2020 Plan, including performance contingent stock options ("PCSOs"), and 2014 Plan, which excludes options to purchase 29,638 shares granted outside of the 2020 Plan and 2014 Plan, was as follows:

		Options Outstanding			PCSOs Outstanding
		(in thousands, except share and per share data)
	Number of Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value	Number of Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balances — December 31, 2024	9,366,936	$39.40	7.48	$406,730	639,710	$102.70	9.85	$—
Options granted	2,298,049	54.16			—
Options exercised (1)	(568,497)	13.15			—
Options forfeited	(78,463)	65.03			(17,850)	$102.70
Balances — September 30, 2025	11,018,025	$43.65	7.44	$72,070	621,860	$102.70	9.10	$—
Vested and expected to vest — September 30, 2025	11,018,025	$43.65	7.42	$72,070	621,860	$102.70	9.10	$—
Exercisable at September 30, 2025	6,194,332	$33.55	6.49	$63,369	—
_______________________________________________
(1) Shares returned due to net exercises.
During the three months ended September 30, 2025 and 2024, options to purchase 18,895 and 528,590 shares, respectively, were exercised for cash at a weighted-average price per share of $17.31 and $22.61, respectively. The intrinsic value of the stock options exercised was $0.3 million and $40.8 million for the three months ended September 30, 2025 and 2024, respectively. The weighted-average grant date fair value of options granted for the three months ended September 30, 2025 and 2024 was $18.17 and $52.05, respectively.
During the nine months ended September 30, 2025 and 2024, options to purchase 568,497 and 1,404,703 shares, respectively, were exercised for cash at a weighted-average price per share of $13.15 and $14.84, respectively. The intrinsic value of the stock options exercised was $33.7 million and $93.0 million for the nine months ended September 30, 2025 and 2024, respectively. The weighted-average grant date fair value of options granted for the nine months ended September 30, 2025 and 2024 was $32.60 and $46.46, respectively.
RSU Activity

RSU activity, including performance-based stock units ("PSUs"), for the nine months ended September 30, 2025 was as follows:

	Unvested RSUs				Unvested PSUs
	(in thousands, except share and per share data)
	Number of Shares	Weighted- Average Grant-Date Fair Value Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value	Number of Shares	Weighted- Average Grant-Date Fair Value Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Unvested at December 31, 2024	1,241,272	$67.32	1.46	$101,611	175,513	$151.48	3.85	$14,367
Granted	1,743,601	49.12
Vested and released	(562,670)	61.08
Cancelled	(54,483)	74.21
Unvested at September 30, 2025	2,367,720	$55.25	1.61	$85,285	175,513	$151.48	3.10	$6,322
The weighted-average grant date fair value of RSUs granted during the three months ended September 30, 2025 and 2024 was $31.17 and $115.28, respectively. The weighted-average grant date fair value of RSUs granted during the nine months ended September 30, 2025 and 2024 was $49.12 and $79.32, respectively. The aggregate intrinsic value of unvested RSUs is calculated using the closing price of our common stock on the grant date. As of September 30, 2025 and 2024, the unrecognized stock-based compensation cost of unvested RSUs and PSUs was $141.9 million and $69.0 million, respectively, which is expected to be recognized over a weighted-average period of 2.99 years and 2.81 years, respectively.
Shares available for grant under our 2020 Plan for the nine months ended September 30, 2025 were as follows:

Number of Shares
Balance — December 31, 2024	6,275,934
Shares authorized	6,244,651
Shares expired	—
Options and RSUs granted	(4,041,650)
Shares forfeited (1)	150,796
Shares withheld for taxes	218,789
Balance — September 30, 2025	8,848,520
___________________________________________
(1) A total of 1,734 shares were forfeited under the 2020 Plan due to net exercises of stock options.
2020 Employee Stock Purchase Plan
During the nine months ended September 30, 2025 and 2024, 83,221 shares and 53,625 shares were purchased, respectively, under the 2020 Employee Stock Purchase Plan ("2020 ESPP"). As of September 30, 2025, there were 2,084,007 shares available under the 2020 ESPP.
Stock-based Compensation
The following assumptions were used in the Black-Scholes options pricing model for stock options granted:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Expected volatility	63.7% - 65.2%	69.3% - 69.6%	63.7% - 67.5%	69.3% - 71.1%
Expected term (in years)	5.3 - 5.4	5.3 - 5.4	5.2 - 5.4	5.3 - 5.4
Risk-free interest rate	3.6% - 3.9%	3.5% - 4.4%	3.6% - 4.5%	3.5% - 4.5%

We recorded total stock-based compensation expense for the three and nine months ended September 30, 2025 and 2024 related to the 2014 Plan, the 2020 Plan and the 2020 ESPP in the condensed consolidated statements of operations and allocated the amounts as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Research and development	$18,383	$10,860	$54,499	$30,533
General and administrative	16,923	10,405	48,349	29,919
Total stock-based compensation expense	$35,306	$21,265	$102,848	$60,452
As of September 30, 2025, there was $331.6 million of unrecognized stock-based compensation expense related to unvested employee and non-employee awards, which is expected to be recognized over a weighted-average period of 2.79 years.
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
Our vaccine development program for VAX-GI, a novel preclinical vaccine candidate being developed as a preventative treatment for dysentery and shigellosis, which is caused by Shigella bacteria, is currently funded in part by two grants obtained from the National Institutes of Health (“NIH”) administered by the University of Maryland, Baltimore. Our first grant from the NIH was awarded in April 2021 and provides for potential funding up to five years totaling approximately $0.5 million. In June 2023, we received another grant from the NIH that provides for potential funding up to five years totaling approximately $4.6 million. As of September 30, 2025, we have received and expect to continue to receive funding under each of these grants.

We are currently working on a discovery program with the University of North Carolina at Chapel Hill and the University of Chicago to develop a vaccine candidate for the prevention of Chlamydia, which is funded in part by a grant from the National Institute of Allergy and Infectious Diseases that provides potential funding up to five years totaling approximately $9.5 million. As of September 30, 2025, we have received and expect to continue to receive funding under this grant.
Income from grants is recognized in the period during which the related specified expenses are incurred, provided that the conditions under which the grants were provided have been met. The amount of grant income was not material during the three and nine months ended September 30, 2025 and September 30, 2024. A grant receivable of $0.4 million and $0.4 million representing unreimbursed, eligible costs incurred under the agreements was recorded and included in Prepaid expenses and other current assets in the condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024, respectively.

10. Net Loss Per Share
The following table sets forth the computation of basic and diluted net loss per share and excludes shares which are outstanding, but subject to repurchase by us:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net loss (in thousands)	$(212,830)	$(103,124)	$(520,121)	$(326,847)
Weighted-average shares outstanding used in computing net loss per share, basic and diluted (1)	136,196,512	123,693,461	135,975,586	117,596,424
Net loss per share, basic and diluted	$(1.56)	$(0.83)	$(3.83)	$(2.78)
__________________________________________
(1) Includes shares of common stock into which pre-funded warrants may be exercised as of September 30, 2025. See Note 7, “Stockholders' Equity.”
The following potentially dilutive securities outstanding as of the periods presented below were excluded from the computation of diluted net loss per share for the three and nine months ended September 30, 2025 and 2024 because including them would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Stock options	11,669,523	9,465,151	11,669,523	9,465,151
Restricted stock units	2,543,233	1,152,946	2,543,233	1,152,946
Employee stock purchase plan shares	—	105,482	345,588	105,482
Total potentially dilutive securities outstanding	14,212,756	10,723,579	14,558,344	10,723,579
11. Income Taxes
In determining quarterly provisions for income taxes, we use the annual estimated effective tax rate applied to the actual year-to-date profit or loss, adjusted for discrete items arising in that period. Our annual estimated effective tax rate differs from the U.S. federal statutory rate primarily as a result of changes in our valuation allowance against our deferred tax assets. During the three and nine months ended September 30, 2025 and 2024, we incurred net pre-tax losses in the jurisdictions we operate in and had no income tax provisions. During the three and nine months ended September 30, 2025, there were no material changes to our unrecognized tax benefits, and we do not expect to have any significant changes to unrecognized tax benefits through the end of the fiscal year. We do not have any tax audits or other issues pending.
The enactment of the One Big Beautiful Bill Act ("OBBBA") does not have a material impact on our effective tax rate for the nine months ended September 30, 2025. We will further evaluate the impact at year-end.
12. Segment Reporting
We operate and manage our business as one reportable and operating segment. Our chief executive officer, who is the chief operating decision maker, reviews financial information on an aggregate basis for purposes of allocating resources and evaluating financial performance based on consolidated net loss, as is reported in our condensed consolidated statements of operations.
Our long-lived assets are based in the United States and Switzerland. Long-lived assets are comprised of property and equipment. As of September 30, 2025 and December 31, 2024, property and equipment based in the United States was $40.6 million and $40.8 million, respectively. As of September 30, 2025 and December 31, 2024, property and equipment based in Switzerland was $212.9 million and $157.2 million, respectively.
This following table presents segment operation results for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating expenses:
Research and development - external costs (1)	$161,270	$82,313	$409,805	$253,720
Research and development - internal costs (2)	48,663	34,623	142,441	89,310
General and administrative	32,447	22,988	97,146	64,347
Total operating expenses	$242,380	$139,924	$649,392	$407,377

Total other income, net	$29,550	$36,800	$129,271	$80,530
Net loss	$212,830	$103,124	$520,121	$326,847
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

Based on these positive results and the totality of VAX-31 data in adults, we selected the VAX-31 High dose (all serotypes dosed at 3.3mcg or 4.4mcg) to advance to an adult Phase 3 program. We plan to initiate the Phase 3 pivotal, non-inferiority study in December 2025 and announce topline safety, tolerability and immunogenicity data from this study in 2026. We plan to initiate the remaining Phase 3 studies in 2026 and announce data from those studies in 2027. Subject to the results of the Phase 3 studies, we plan to submit a Biologics License Application (“BLA”) shortly following the completion of the last Phase 3 study.

•In November 2024, we announced that the U.S. Food and Drug Administration ("FDA") granted a breakthrough therapy designation ("BTD") for VAX-31 for the prevention of IPD in adults.

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

•In March 2025, we announced positive topline, interim data from the VAX-24 infant Phase 2 study, a randomized, observer-blind, dose-finding two-stage clinical study evaluating the safety, tolerability and immunogenicity of VAX-24 in healthy infants that enrolled 803 participants.

•In November 2025, we announced final safety, tolerability, and immunogenicity results from the VAX-24 infant Phase 2 study, that were consistent with the positive interim data reported in March 2025 and showed that VAX-24 elicited robust, dose-dependent immune responses, with little to no evidence of carrier suppression observed. The final data analysis included full 6-month safety results and complete post-dose 3 (primary immunization series) and post-dose 4 (booster dose) IgG and OPA results. The key immunogenicity endpoints included an assessment of immune responses for each of the VAX-24 dose levels (Low, Mid, Mixed) in comparison with PCV20 for the 20 common and 4 unique serotypes in VAX-24. At 1-month post-dose 3 and post-dose 4, immune responses were assessed based on serotype-specific IgG seroconversion rates (IgG threshold value of ≥0.35mcg/mL). IgG GMRs were also assessed at 1-month post-dose 3 and post-dose 4, along with other key immunogenicity endpoints, including OPA.

In this study, VAX-24 was well-tolerated and demonstrated a safety profile similar to PCV20 across all doses studied. Post-dose 3 and post-dose 4, all VAX-24 doses evaluated demonstrated robust IgG and OPA immunogenicity responses.

•Post-dose 3, all VAX-24 doses met target precedent Phase 2 non-inferiority criteria on relative seroconversion rates (lower limit of the 95% confidence interval for the difference between the proportion of participants achieving the pre-defined seroconversion rate (IgG concentration ≥0.35 mcg/mL) is > -15% for each serotype) for the highest circulating serotypes contained in VAX-24. The Low and Mid doses met the non-inferiority criteria for 20 of 24 serotypes overall and the Mixed dose met such criteria for 19 of 24 serotypes. The Mid and Mixed doses met the target Phase 2 IgG GMR point estimate of >0.6 for 21 of 24 serotypes.

•Post-dose 4, all VAX-24 doses met our target Phase 2 IgG GMR point estimate of >0.6 for the three highest circulating serotypes contained in VAX-24. The Mixed dose met this target for 19 of 24 serotypes overall and the Mid dose met this target for 18 of 24 serotypes. Post-dose 4, VAX-24 elicited robust memory responses across all doses for all serotypes.

•Additionally, the four incremental serotypes unique to VAX-24 that provide expanded serotype coverage relative to PCV20 elicited robust immune responses and met all target criteria across all endpoints at all doses evaluated.

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

•In February 2025, we announced that the Phase 2 randomized, dose-finding study of VAX-31 in healthy infants had advanced to the second stage of the study.

•In August 2025, we announced that we had modified the ongoing VAX-31 infant Phase 2 dose-finding study to add a new dose arm to evaluate a VAX-31 Optimized dose with the majority of serotypes dosed at 4.4mcg and the balance dosed at 3.3mcg. We also announced that both the Middle dose and High dose VAX-31 arms in the study would proceed, while we had elected to discontinue enrollment in the Low dose arm.

•In September 2025, we announced that this study had advanced to the third and final stage with the first participants receiving the Optimized dose and both the Middle dose and High dose VAX-31 arms proceeding as planned.

•The modified study is evaluating the safety, tolerability and immunogenicity of VAX-31 and compared to PCV20 in approximately 900 participants, including the 100 participants previously enrolled in the Low dose arm. The study design includes a primary immunization series consisting of three doses given at two months, four months and six months of age, followed by a subsequent booster dose at 12-15 months of age.
•We expect to announce topline safety, tolerability and immunogenicity data for the Phase 2 randomized, dose-finding study from the primary three-dose immunization series and booster dose either sequentially or together by the end of the first half of 2027.

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
Since June 30, 2025, key developments affecting our business include the following:
•Reported Final VAX-24 Infant Phase 2 Dose-Finding Study Data Consistent with Previously Reported Positive Interim Data: In November 2025, we announced the final safety, tolerability, and immunogenicity results from the VAX-24 infant Phase 2 study, which were consistent with the positive interim data reported in March 2025. The final data analysis included full 6-month safety results and complete post-dose 3 (primary immunization series) and post-dose 4 (booster dose) IgG and OPA results.

In this study, VAX-24 was well-tolerated and demonstrated a safety profile similar to PCV20 across all doses studied. Post-dose 3 and post-dose 4, all VAX-24 doses evaluated (Low: 1.1 mcg, Mid: 2.2mcg and Mixed: 2.2mcg/4.4mcg) demonstrated robust IgG and OPA immunogenicity responses.

Post-dose 3, all VAX-24 doses met target precedent Phase 2 non-inferiority criteria on relative seroconversion rates (lower limit of the 95% confidence interval for the difference between the proportion of participants achieving the pre-defined seroconversion rate (IgG concentration ≥0.35 mcg/mL) is > -15% for each serotype) for the highest circulating serotypes contained in VAX-24.The Low and Mid doses met the non-inferiority criteria for 20 of 24 serotypes overall and the Mixed dose met such criteria for 19 of 24 serotypes. The Mid and Mixed doses met the target Phase 2 IgG GMR point estimate of >0.6 for 21 of 24 serotypes.

Post-dose 4, all VAX-24 doses met our target Phase 2 IgG GMR point estimate of >0.6 for the three highest circulating serotypes contained in VAX-24. The Mixed dose met this target for 19 of 24 serotypes overall and the Mid dose met this target for 18 of 24 serotypes. Post-dose 4, VAX-24 elicited robust memory responses across all doses for all serotypes.

Additionally, the four incremental serotypes unique to VAX-24 that provide expanded serotype coverage relative to PCV20 elicited robust immune responses and met all target criteria across all endpoints at all doses evaluated.
•Following Interactions with FDA on VAX-31 Adult Program, Including End-of-Phase 2 Meeting, We Are Finalizing Phase 3 Clinical Program to Validate VAX-31 as Potential New Standard-of-Care Adult PCV to Prevent IPD and Pneumonia: In August 2025, we announced that through a series of interactions with the FDA, including an End-of-Phase 2 meeting, regarding the VAX-31 adult Phase 3 clinical program, the FDA provided input on the adult commercial licensure requirements, including the approximate number of study participants in the Phase 3 program; key immunogenicity and safety endpoints for the pivotal, non-inferiority study; and a continued indication that the scale of the planned immunogenicity and safety assessments are in line with precedent requirements and will be sufficient to support potential licensure. Additionally, as part of ongoing discussions granted under the VAX-31 adult BTD, the FDA provided input on the chemistry, manufacturing and controls (“CMC”) licensure requirements in support of our path to delivering a BLA submission. We are incorporating the FDA’s input to finalize the Phase 3 program designed to validate VAX-31 as the potential new standard-of-care adult PCV. This includes conducting final-stage planning for the pivotal, non-inferiority study, which is expected to be initiated in December 2025, with topline data expected in 2026, consistent with prior readout guidance. Initiation of the remaining Phase 3 studies, which are shorter in duration than the non-inferiority study, is planned for 2026. The VAX-31 High dose (all serotypes dosed at 3.3mcg or 4.4mcg) has been selected to advance into Phase 3. Subject to the results of the Phase 3 studies, which are expected to read out in 2027, we plan to submit a BLA shortly following the completion of the last Phase 3 study.
•Advanced Ongoing VAX-31 Infant Phase 2 Dose-Finding Study with First Participants Receiving Optimized Dose: In August 2025, we announced that we had modified the ongoing VAX-31 infant Phase 2 randomized, dose-finding study to add a new dose arm to evaluate a VAX-31 Optimized dose with the majority of serotypes dosed at 4.4mcg and the balance dosed at 3.3mcg. In September 2025, we announced that the first participants had received the Optimized dose, and that the modified study had progressed to the third and final stage. Both the Middle dose and High dose VAX-31 arms in the study have proceeded as planned, and we discontinued enrollment in the Low dose arm. The modified study is evaluating VAX-31 in approximately 900 participants, including the 100 participants previously enrolled in the Low dose arm. We expect to announce topline data from the primary immunization series and the booster dose either sequentially or together by the end of the first half of 2027.
•Announced Plan to Establish Fill-Finish Manufacturing in North Carolina as Key Element of Long-Term U.S. Commercial Supply Strategy Representing Up to $1 Billion in Manufacturing and Services: In September 2025, we announced a new agreement with Patheon Manufacturing Services, LLC, part of Thermo Fisher Scientific (collectively, "Thermo Fisher") to provide custom commercial fill-finish capacity for our broad-spectrum PCVs at Thermo Fisher's Greenville, North Carolina facility. The initiative, which includes both manufacturing and related services, represents a long-term U.S. commercial manufacturing commitment of up to $1 billion.
•Appointed Mike Mullette as Chief Commercial Officer to Lead Commercialization Strategy and Execution: In October 2025, Michael Mulletta joined Vaxcyte as Chief Commercial Officer, bringing more than 20 years of global experience in vaccines and biopharmaceuticals, including senior leadership roles at Moderna, Sanofi Pasteur and Lykos Therapeutics. As part of our strategy to prepare for future commercialization of our PCV programs, Mr. Mullette will lead the continued development and execution of global commercialization, including pre-launch planning and cross-functional readiness. He brings extensive launch leadership, having led Moderna’s first ever commercial organization in North America during the COVID-19 pandemic and launched multiple vaccines at Sanofi Pasteur across the U.S., France, Japan, Australia and Canada.
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
We have incurred net losses in each year since inception and expect to continue to incur net losses in the foreseeable future. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending in large part on the timing of our clinical trials and manufacturing activities, and our expenditures on other research and development activities. Our net loss was $212.8 million and $520.1 million for the three and nine months ended September 30, 2025, respectively. As of September 30, 2025, we had an accumulated deficit of $1.9 billion and cash, cash equivalents and investments of $2.7 billion. We believe our cash, cash equivalents and investments will be sufficient to fund our operating expenses and capital expenditure requirements through at least 12 months from the filing date of this Quarterly Report on Form 10-Q.
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
Lonza Ltd. (“Lonza”)
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
Commercial Manufacturing and Supply Agreement with Lonza
On October 13, 2023, we entered into a pre-commercial services and commercial manufacturing supply agreement with Lonza (the “Lonza Commercial Manufacturing and Supply Agreement”).
Pursuant to the Lonza Commercial Manufacturing and Supply Agreement, Lonza will (i) construct and build out a dedicated suite (the “Suite”) at Lonza’s facilities in Visp, Switzerland to manufacture certain key components (including drug substance) for our proprietary PCV franchise and any other products or intermediates we may choose (collectively, the “Products”) and (ii) maintain and operate the Suite (utilizing Lonza’s employees) to manufacture the Products as a service provided to us, including conducting related quality control and quality assurance operations. Lonza will be a preferred, non-exclusive, supplier of the Products to us, and we retain the right to procure the Products from one or more alternate and/or backup manufacturers of the Products (including at our own facilities).
Under the Lonza Commercial Manufacturing and Supply Agreement, prior to completion of construction and certification of the Suite for commercial operation, we will contribute to the capital expenditure costs to construct the Suite (and will own certain equipment in the Suite to be purchased or otherwise acquired by us), and will pay Lonza a fixed-rate monthly service fee for Lonza’s pre-commercial services prior to commencement of commercial operations (which monthly service fee amount is subject to increases in subsequent years). Following commencement of commercial operations of the Suite to manufacture the Products, we will pay Lonza (i) Suite fees based on allocations of certain of Lonza’s costs to maintain the facility in which the Suite is located and to provide shared services to us and Lonza’s other customers in such facility, (ii) service fees based upon Lonza’s actual full-time equivalent employee (“FTE”) costs to operate the Suite to manufacture the Products, and (iii) certain other pass-through costs, including for raw materials. In addition, we may be obligated to pay or reimburse Lonza for certain other fees and expenses under the Lonza Commercial Manufacturing and Supply Agreement. Lonza will be eligible for certain financial bonuses, and subject to certain financial penalties, as incentives for the timely completion of certain scale-up activities, receipt of certain regulatory approvals for the Suite and manufacture of the Products in accordance with our commercial requirements.
Unless earlier terminated, the Lonza Commercial Manufacturing and Supply Agreement will remain in effect until December 31, 2038, subject to automatic renewal for up to three additional renewal periods of five years each, unless we elect not to renew (with 24 months advanced notice to Lonza). We are permitted to terminate the Lonza Commercial Manufacturing and Supply Agreement prior to expiration, subject to applicable termination fees. Within 30 days of the Effective Date, we paid Lonza a repurposing fee (the “Repurposing Fee”) of CHF 27.0 million that will be credited back to us over a 10-year period starting upon commencement of commercial production.
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

Thermo Fisher Scientific
Commercial Manufacturing and Supply Agreement with Thermo Fisher

On September 24, 2025, we entered into a master services agreement with Patheon Manufacturing Services LLC, part of Thermo Fisher Scientific (collectively, “Thermo Fisher”), pursuant to which Thermo Fisher will formulate, fill, inspect, package, label, test, manufacture and supply drug product for us at Thermo Fisher’s facility in Greenville, North Carolina (the "Thermo Fisher Commercial Manufacturing and Supply Agreement"). Pursuant to the Thermo Fisher Commercial Manufacturing and Supply Agreement, we have agreed to order drug product from Thermo Fisher based on certain binding forecast periods and established prices. In addition, we will also pay Thermo Fisher for technology transfer activities and reimburse Thermo Fisher for certain out-of-pocket capital expenditures under the terms of the agreement.
The Thermo Fisher Commercial Manufacturing and Supply Agreement has an initial term of 15 years and will automatically renew for additional three-year periods unless either party provides notice of non-renewal before the end of the then existing term, subject to completion of ongoing services. We are permitted to terminate the Thermo Fisher Commercial Manufacturing and Supply Agreement prior to expiration, subject to the payment of applicable termination fees, plus certain capital expenditure commitments.
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

Our vaccine development program for VAX-GI, a novel preclinical vaccine candidate being developed as a preventative treatment for dysentery and shigellosis, which is caused by Shigella bacteria, is currently funded in part by two grants obtained from the NIH administered by the University of Maryland, Baltimore. Our first grant from the NIH was awarded in April 2021 and provides for potential funding up to five years totaling approximately $0.5 million. In June 2023, we received another grant from the NIH that provides for potential funding up to five years totaling approximately $4.6 million. As of September 30, 2025, we have received and expect to continue to receive funding under each of these grants.

We are currently working on a discovery program with the University of North Carolina at Chapel Hill and the University of Chicago to develop a vaccine candidate for the prevention of Chlamydia, which is funded in part by a grant from the NIAID that provides potential funding up to five years totaling approximately $9.5 million. As of September 30, 2025, we have received and expect to continue to receive funding under this grant.
Income from grants is recognized in the period during which the related specified expenses are incurred, provided that the conditions under which the grants were provided have been met. The amount of grant income was not material during the three and nine months ended September 30, 2025 and September 30, 2024. A grant receivable of $0.4 million and $0.4 million representing unreimbursed, eligible costs incurred under the agreements was recorded and included in Prepaid expenses and other current assets in the condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024, respectively.

Results of Operations
Comparison of the Three and Nine Months Ended September 30, 2025 and 2024
The following table summarizes our results of operations for the periods presented:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2025	2024	$	%	2025	2024	$	%

	(in thousands)				(in thousands)
Operating expenses:
Research and development	$209,933	$116,936	$92,997	79.5%	$552,246	$343,030	$209,216	61.0%
General and administrative	32,447	22,988	9,459	41.1%	97,146	64,347	32,799	51.0%
Total operating expenses	242,380	139,924	102,456	73.2%	649,392	407,377	242,015	59.4%
Loss from operations	(242,380)	(139,924)	(102,456)	73.2%	(649,392)	(407,377)	(242,015)	59.4%
Other income, net:
Interest income	29,259	28,057	1,202	4.3%	93,267	73,536	19,731	26.8%
Other income (expense)	291	8,743	(8,452)	(96.7)%	36,004	6,994	29,010	414.8%
Total other income, net	29,550	36,800	(7,250)	(19.7)%	129,271	80,530	48,741	60.5%
Net loss	$(212,830)	$(103,124)	$(109,706)	106.4%	$(520,121)	$(326,847)	$(193,274)	59.1%

Operating Expenses
Research and Development Expenses

The following table summarizes our research and development expenses for the periods presented:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2025	2024	$	%	2025	2024	$	%
	(in thousands)				(in thousands)
External costs:
Product manufacturing costs	$110,656	$41,230	$69,426	168.4%	$258,785	$136,434	$122,351	89.7%
Clinical costs	19,664	14,488	5,176	35.7%	54,179	51,300	2,879	5.6%
Research and development consumables, lab supplies and equipment	16,136	14,870	1,266	8.5%	52,677	35,440	17,237	48.6%
Facility and allocated costs	11,007	8,939	2,068	23.1%	32,829	23,189	9,640	41.6%
Other external costs	3,807	2,786	1,021	36.6%	11,335	7,357	3,978	54.1%
Total external costs	161,270	82,313	78,957	95.9%	409,805	253,720	156,085	61.5%
Internal costs:
Personnel-related expenses	48,663	34,623	14,040	40.6%	142,441	89,310	53,131	59.5%
Research and development expenses	$209,933	$116,936	$92,997	79.5%	$552,246	$343,030	$209,216	61.0%

Research and development expenses increased by $93.0 million, or 79.5%, during the three months ended September 30, 2025 compared to the corresponding period in 2024. The increase was driven by external costs, which grew by $79.0 million largely due to increased development and manufacturing activities in connection with the adult and infant PCV programs and to support the potential future commercial launches. Product manufacturing costs increased by $69.4 million, clinical costs increased by $5.2 million, research and development consumables, facility allocated costs increased by $2.1 million compared to the prior period, and lab supplies and equipment increased by $1.3 million compared to the prior period. The increase was further driven by internal personnel-related costs, which grew by $14.0 million largely due to headcount growth.

Research and development expenses increased by $209.2 million, or 61.0%, during the nine months ended September 30, 2025 compared to the corresponding period in 2024. The increase was driven by external costs, which grew by $156.1 million largely due to increased development and manufacturing activities in connection with the adult and infant PCV programs and to support the potential future commercial launches. Product manufacturing costs increased by $122.4 million, research and development consumables, lab supplies and equipment increased by $17.2 million, facility and allocated costs increased by $9.6 million, other external costs increased by $4.0 million, and clinical costs increased by

$2.9 million compared to the prior period The increase was further driven by internal personnel-related costs, which grew by $53.1 million largely due to headcount growth.
General and Administrative Expenses
General and administrative expenses increased by $9.5 million, or 41.1%, during the three months ended September 30, 2025 compared to the corresponding period in 2024. The increase was primarily attributable to higher personnel-related costs, largely due to headcount growth.
General and administrative expenses increased by $32.8 million, or 51.0%, during the nine months ended September 30, 2025 compared to the corresponding period in 2024. The increase was primarily attributable to higher personnel-related costs, largely due to headcount growth and, to a lesser extent, facilities costs and professional services costs related to corporate affairs activities.
Other Income, Net
Other income, net decreased by $7.3 million, or 19.7%, during the three months ended September 30, 2025 compared to the corresponding period in 2024. The decrease was primarily attributable to an $8.3 million reduction in unrealized and realized foreign currency gains due to fluctuations in the foreign currency exchange rates.
Other income, net increased by $48.7 million, or 60.5%, during the nine months ended September 30, 2025 compared to the corresponding period in 2024. The increase was primarily attributable to a $30.2 million increase in unrealized and realized foreign currency gains due to the weakening of the US Dollar relative to the Swiss Franc, an $19.7 million increase in interest income as a result of higher cash and investment balances resulting from our follow-on equity and ATM financings, combined with increases in interest rates resulting from a longer average investment portfolio duration.
Liquidity and Capital Resources
From inception through September 30, 2025, we have incurred losses and negative cash flows from operations and have funded our operations primarily through the issuance of common stock, pre-funded warrants to purchase our common stock and, prior to our IPO, redeemable convertible preferred stock, totaling approximately $4.7 billion in aggregate gross proceeds and $4.5 billion net of underwriting discounts, commissions and offering expenses. As of September 30, 2025, we had $0.3 billion in cash and cash equivalents, $2.4 billion in investments and an accumulated deficit of $1.9 billion.

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
ATM Program
In July 2021, we entered into an Open Market Sales AgreementSM (the “Original ATM Sales Agreement”) with Jefferies LLC (“Jefferies”), which provided that, upon the terms and subject to the conditions and limitations set forth in the Original ATM Sales Agreement, we had the right to issue and sell, from time to time, shares of our common stock having an aggregate offering price of up to $150.0 million through Jefferies acting as our sales agent or principal. As of February 27, 2023, we had sold 4,995,709 shares of our common stock under the Original ATM Sales Agreement at a weighted average price of $27.57 per share for aggregate gross proceeds of $137.8 million. On February 27, 2023, we and Jefferies entered into an amendment to the Original ATM Sales Agreement (as amended, the “Amended ATM Sales Agreement”) pursuant to which we may offer and sell shares of our common stock having an aggregate offering price of up to $400.0 million. The material terms and conditions of the Original ATM Sales Agreement otherwise remain unchanged. We will pay Jefferies a commission of up to 3.0% of the gross sales proceeds of any common stock sold through Jefferies under the Amended ATM Sales Agreement; however, we are not obligated to make any sales of common stock. As of September 30, 2025, we have sold 4,211,367 shares of our common stock under the Amended ATM Sales Agreement at a weighted average price of $64.19 per share for aggregate gross proceeds of $270.3 million ($264.2 million net of commissions and offering expenses) with $129.7 million remaining for future sales under the Amended ATM Sales Agreement. We have made no sales under the Amended ATM Sales Agreement since August 2024.

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
In January 2025, 1,000,000 shares and 2,500,000 shares underlying the pre-funded warrants from the January 2022 and October 2022 offerings, respectively, were exercised to receive 999,988 shares and 2,499,971 shares of common stock, net of exercise costs, respectively. In June 2025, 640,705 shares underlying pre-funded warrants from the February 2024 offering were exercised to receive 640,685 shares of common stock, net of exercise costs. As of September 30, 2025, no other shares underlying the pre-funded warrants have been exercised.
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
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2025	2024

	(in thousands)
Net cash used in operating activities	$(430,745)	$(341,226)
Net cash provided by (used in) investing activities	322,229	(1,448,498)
Net cash provided by (used in) financing activities	(394)	2,443,601
Effect of exchange rate changes on cash and cash equivalents	2,263	(924)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(106,647)	$652,953
Net Cash Flows from Operating Activities
Net cash used in operating activities for the nine months ended September 30, 2025 was $430.7 million, an increase of $89.5 million compared to the nine months ended September 30, 2024. The increase was primarily due to higher cash expenditures to support our business growth, including increased development and manufacturing activities in connection with the adult and infant PCV programs to support the potential future commercial launches, as well as timing of payments.
Net Cash Flows from Investing Activities
Net cash provided by investing activities for the nine months ended September 30, 2025 was $322.2 million, an increase of $1.8 billion compared to net cash used in investing activities for the nine months ended September 30, 2024. The change was primarily attributable to a $1.4 billion decrease in purchases of investments, $377.5 million increase in maturities and sales of investments, and a $40.6 million decrease in purchases of property and equipment, manufacturing facility build-out and equipment construction-in-progress.
Net Cash Flows from Financing Activities
Net cash used in financing activities for the nine months ended September 30, 2025 was $0.4 million, a decrease of $2.4 billion compared to the cash provided by financing activities for nine months ended September 30, 2024. The decrease was primarily due to the proceeds from a follow-on offering as well as at-the-market offerings during the nine months ended September 30, 2024, whereas no such offerings occurred during the nine months ended September 30, 2025.
Contractual Obligations and Commitments
Our material cash requirements include the following contractual and other obligations:
Leases
We have operating lease agreements for our office spaces. As of September 30, 2025, we had total lease payment obligations of $117.9 million, of which $11.5 million is payable within one year.
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
Purchase Commitments
We have certain payment obligations under various license agreements. Under these agreements, we are required to make milestone payments upon successful completion and achievement of certain intellectual property, clinical, regulatory and sales milestones. The payment obligations under the license agreements are contingent upon future events such as our achievement of specified development, clinical, regulatory and commercial milestones, and we will be required to make development milestone payments and royalty payments in connection with the sale of products developed under these agreements. As the achievement and timing of these future milestone payments are not probable or estimable, such amounts have not been included in our condensed consolidated balance sheets as of September 30, 2025 or December 31, 2024.
We enter into agreements in the normal course of business with CMOs and other vendors for manufacturing services and raw materials purchases. We rely on several third-party manufacturers for our manufacturing requirements. As of September 30, 2025, we had the following amounts of non-cancelable purchase commitments related to manufacturing services and raw materials purchased due to our key manufacturing partners. These amounts represent our minimum contractual obligations, including termination fees. If we terminate certain firm orders with our key manufacturing partners, we will be required to pay for the manufacturing services scheduled or raw materials purchased under our arrangements. The actual amounts we pay in the future to the vendors under such agreements may differ from the purchase order amounts.

Years ending December 31,	(in thousands)
Remainder of 2025	$283,502
2026	231,581
2027	94,914
2028	11,172
2029	10,500
Total non-cancelable purchase commitments due to our key manufacturing partners	$631,669
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
Our cash and cash equivalents as of September 30, 2025 and December 31, 2024 consisted of readily available checking and money market funds. As of September 30, 2025 and December 31, 2024, we also invested in U.S. Treasury securities,

U.S. government agency securities, corporate debt, commercial paper and asset-backed securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. We do not believe that our cash and cash equivalents have significant risk of default or illiquidity. As of September 30, 2025 and December 31, 2024, we had approximately $2.7 billion and $3.1 billion in cash, cash equivalents and investments, respectively. For the three and nine months ended September 30, 2025, we had interest income of $29.3 million and $93.3 million, respectively. The following table shows the impact of a hypothetical 10% increase or decrease in interest rates on our net assets as of September 30, 2025 and our net loss for the nine months ended September 30, 2025:

	Impact on Net Assets as of September 30, 2025	Impact on Net Loss for the Nine Months Ended September 30, 2025

Hypothetical Change in Interest Rates	(in thousands)
10% increase	$9,614	$8,305
10% decrease	$(9,614)	$(8,305)
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
Foreign Currency Risk
We are exposed to market risk related to changes in foreign currency exchange rates, mainly relating to our contracts with Lonza, our CMO in Switzerland. We have also entered into a limited number of contracts with other parties with payments denominated in foreign currencies. Payments under these contracts are made in foreign currencies and are subject to fluctuations in foreign currency rates. We do not currently have a formal program in place to hedge foreign currency risks. However, from time to time, we buy Swiss Francs (“CHF”), which is the majority of our foreign currency exposure, at market and hold CHF in our bank accounts. As of September 30, 2025 and December 31, 2024, we had approximately 36.5 million and 25.8 million of CHF cash and cash equivalents, respectively, held at two financial institutions. As of September 30, 2025 and December 31, 2024, we had foreign currency denominated accounts payable and accrued expenses of $138.5 million and $72.4 million, respectively. As of September 30, 2025 and December 31, 2024, we had foreign currency denominated property, plant and equipment of $214.1 million and $157.6 million, respectively. As of September 30, 2025 and December 31, 2024, we had foreign currency denominated other assets of $136.9 million and $62.5 million, respectively. The following table shows the impact of a hypothetical 10% increase or decrease in current exchange rates on our net assets as of September 30, 2025 and our net loss for the nine months ended September 30, 2025:

	Impact on Net Assets as of September 30, 2025	Impact on Net Loss for the Nine Months Ended September 30, 2025

Hypothetical Change in Currency Exchange Rates	(in thousands)
10% increase	$(13,044)	$(15,950)
10% decrease	$13,044	$15,950
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
Our management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), our principal executive officer and principal financial officer, respectively, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2025. Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures as of September 30, 2025 were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the quarter ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
To date, we have devoted substantially all of our resources to performing research and development, undertaking preclinical studies, advancing our vaccine candidates through clinical trials, enabling manufacturing activities in support of our product development efforts, acquiring and developing our technology and vaccine candidates, organizing and staffing our company, performing business planning, establishing our intellectual property portfolio and raising capital to support and expand such activities. As an organization, we have not yet demonstrated an ability to successfully complete clinical development, obtain regulatory approvals, manufacture a commercial-scale product or conduct sales and marketing activities necessary for successful commercialization or arrange for a third party to conduct certain of these activities on our behalf. Consequently, any predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history.
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
We are a clinical-stage biotechnology vaccine company. Investment in clinical-stage companies and vaccine development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential vaccine candidate will not gain regulatory approval or become commercially viable. We do not have any products approved for sale and have not generated any revenue from product sales. As a result, we are not profitable and have incurred losses in each year since inception. Our net losses were $463.9 million and $402.3 million for the years ended December 31, 2024 and 2023, respectively, and $212.8 million and $103.1 million for the three months ended September 30, 2025 and 2024, respectively, and $520.1 million and $326.8 million for the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, we had an accumulated deficit of $1.9 billion.

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
As of September 30, 2025, we had cash, cash equivalents and investments of $2.7 billion. We believe our existing cash, cash equivalents and investments will fund our current operating plans through at least 12 months from the filing date of this Quarterly Report on Form 10-Q. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned. Furthermore, we will need to raise substantial additional capital to complete the development, manufacturing and commercialization of our drug candidates. We expect to finance our cash needs through public or private equity or debt financings, third-party (including government) funding and marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements or any combination of these approaches.

Our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions, including higher inflation rates, changes in interest rates and the recent disruptions to and volatility in the credit and financial markets in the United States and worldwide, including the trading price of common stock, resulting from civil and political unrest in certain countries and regions. Our future capital requirements will depend on many factors, including:
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

In addition, the preclinical and clinical trial requirements of the FDA, European Medicines Agency (“EMA”) and other regulatory agencies and the criteria these regulators use to determine the safety and immunogenicity or efficacy of a vaccine candidate are determined according to the type, complexity, novelty and intended use and market of the potential products, taking into consideration the benefits and risks for the intended population who will receive the vaccine, as well as the disease(s) to be prevented. Regulatory agencies also evaluate a sponsor’s data to determine whether the manufacturing and facility information assure product quality and consistency. Approvals by the FDA and EMA for existing pneumococcal vaccines, such as Pfizer Inc.'s (“Pfizer”) Prevnar 13® (“PCV13”) and Prevnar 20® (“PCV20”), and Merck & Co., Inc.'s (“Merck”) VAXNEUVANCETM (“PCV15”), CapvaxiveTM (“PCV21”) and Pneumovax® 23 (“PPSV23”), may not be indicative of what these regulators may require for approval of our vaccine candidates. For example, the FDA may challenge our VAX-31 Phase 3 Chemistry, Manufacturing and Controls (“CMC”) strategy, which could cause significant delays or unanticipated costs. Additionally, novel aspects of our vaccine candidates and manufacturing processes may create further challenges in obtaining regulatory approval. The regulatory approval process for our novel vaccine candidates can be more complex and consequently more expensive and take longer than for other, better known or extensively studied pharmaceutical or other vaccine candidates. More generally, approvals by any regulatory agency may not be indicative of what any other regulatory agency may require for approval or what such regulatory agencies may require for approval in connection with new vaccine candidates. Moreover, our vaccine candidates may not perform successfully in clinical trials. Evolving regulatory approaches to vaccine approval decisions may present additional hurdles to development that would necessitate a change to our approach to meet regulatory expectations.
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

Vaccine candidates that we successfully develop and commercialize may compete with existing vaccines and new vaccines that may become available in the future. Many of our competitors have substantially greater financial, lobbying, technical, human and other resources than we do and may be better equipped to develop, manufacture and market technologically superior vaccines, including the potential that our competitors may develop chemical processes or utilize novel technologies for developing vaccines that may be superior to those we employ. In addition, many of these competitors have significantly greater experience than we have in undertaking preclinical studies and clinical trials of new products and in obtaining regulatory approvals, including for many vaccine franchises. Accordingly, our competitors may succeed in obtaining FDA approval or a preferred recommendation from ACIP for their products. For example, PCV13 obtained FDA approval for the prevention of invasive pneumococcal disease (“IPD”) in infants based on non-inferior IgG antibody responses relative to Prevnar, using the surrogate immune endpoints established by the prior Prevnar field efficacy study. Pfizer implemented a similar approach to the development of its 20-valent PCV vaccine candidate, PCV20, which was approved by the FDA in June 2021 for use in adults and in April 2023 for use in infants and children. Pfizer announced in July 2024 and October 2024 that it is developing a 25-valent PCV candidate (“PCV25”) that is currently in adult and pediatric Phase 2 clinical trials. Pfizer announced in November 2025 that it plans to initiate adult and pediatric pivotal trials evaluating PCV25 in 2026. Pfizer also announced in October 2024 that it is working on a 30-plus valent PCV candidate that is in preclinical development. Merck received approval for PCV15, its 15-valent PCV, in July 2021 for use in adults and in June 2022 for use in infants and children. Merck announced in June 2024 that PCV21, its 21-valent PCV, received approval from the FDA for use in adults. In September 2025, Merck announced positive results from its Phase 3 study evaluating PCV21 in children aged 2–17 with increased risk for pneumococcal disease. In addition, Sanofi and SK Chemicals have partnered to develop a 21-valent PCV and, in June 2023, announced positive results from their Phase 2 clinical trials in infants. In December 2024, Sanofi and SK Chemicals announced the initiation of a global pediatric Phase 3 clinical study of their 21-valent PCV candidate, as well as an expanded agreement to develop, license and commercialize "next-generation" PCVs for both pediatric and adult populations. GSK, which previously acquired Affinivax, is developing a 24-valent affinity-bound pneumococcal vaccine for infants, which is currently in a pediatric Phase 2 clinical trial with data anticipated in 2026 or later. In October 2024, GSK announced that it ceased the development of its 24-valent program in adults in favor of a preclinical 30-plus valent candidate. In October 2025, GSK announced the initiation of a Phase 1 study evaluating its 30-plus valent candidate in adults. GSK further announced that based on its learnings from its adult and infant 24-valent programs, it intends to strategically prioritize its 30-plus valent candidate.
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

While we are designing and developing a manufacturing process that we believe can scale to address clinical and commercial vaccine supply, we do not own or operate any manufacturing facilities. We rely on contract manufacturing organizations (“CMOs”) to access resources to facilitate the development and, if approved, commercialization of VAX-31 or VAX-24 and our other vaccine candidates. Advancing our vaccine candidates may create significant challenges for our CMOs, including:
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

Before we can initiate a clinical trial or commercialize any of our vaccine candidates, we must demonstrate to the FDA that the CMC for our vaccine candidates meet applicable requirements, and prior to authorization in the European Union (“EU”), a manufacturing authorization must be obtained from the appropriate EU regulatory authorities. Because no product manufactured on a cell-free manufacturing platform has been approved in the United States, there is no manufacturing facility that has demonstrated the ability to comply with FDA requirements, and, therefore, the timeframe for demonstrating compliance to the FDA’s satisfaction is uncertain. Personnel changes at regulatory agencies could impact or delay the timing of pre-approval inspections or the issuance of required authorizations. Delays in establishing our manufacturing process and ensuring the facilities we utilize for manufacturing comply with cGMP or disruptions in our manufacturing processes, implementation of novel technologies or scale-up activities, may delay or disrupt our development efforts.
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

The ACIP's composition and decisions could influence the pathway for new vaccines to receive a positive recommendation or the impact of a positive recommendation. If our vaccine candidates are approved but fail to receive CDC and ACIP recommendations, or recommendations of other comparable foreign regulatory and advisory bodies, or achieve market acceptance among physicians, healthcare providers, patients, third-party payors or others in the medical community, we will not be able to generate significant revenue. Even if our products achieve market acceptance, we may not be able to maintain that market acceptance over time if new products or technologies are introduced that are more favorably received than our products, are more cost effective or render our products obsolete.
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
We currently rely on third-party manufacturing and supply partners to supply raw materials and components for, and the manufacture of, our preclinical and clinical supplies as well as our vaccine candidates. Our inability to procure necessary raw materials or to have sufficient quantities of preclinical and clinical supplies or the inability to have our vaccine candidates manufactured, including delays or interruptions at our third-party manufacturers, or our failure to comply with applicable regulatory requirements or to supply sufficient quantities at acceptable quality levels or prices, or at all, would materially and adversely affect our business.
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

We rely on third-party contract manufacturers to manufacture preclinical and clinical trial product materials and supplies for our needs. There can be no assurance that our preclinical and clinical development product supplies will not be limited or interrupted or be of satisfactory quality or continue to be available on acceptable terms. Over the course of the development and manufacturing of VAX-24, we previously encountered process-related matters that required us to make adjustments to our processes. For example, we encountered such process-related matters during our drug substance manufacturing campaign for VAX-24 at Lonza. The cumulative impact of the time required to make adjustments to our processes led to a delay of our drug substance manufacturing campaign due to scheduling conflicts and capacity constraints at Lonza. There can be no assurance that we or Lonza will be able to successfully manufacture drug substances in a timely manner in the future, or at all. Such process changes and manufacturing delays have caused a change in our IND timelines in the past and future changes or delays could impact future timelines for VAX-31, VAX-24, or for our other product candidates. Since we utilize third-party manufacturers, we are also subject to their scheduling commitments for their other clients. Scheduling conflicts with Lonza’s other clients have contributed to manufacturing delays in the past, and there is no guarantee that future scheduling conflicts or related capacity constraints will not affect our manufacturing campaigns and related timelines. Certain aspects of our manufacturing process for our clinical trial product materials and supplies have also been adversely affected by macroeconomic factors in the past and may in the future be adversely affected by these and numerous other factors, including earthquakes and other natural or man-made disasters, economic downturns, equipment failures, labor shortages, health epidemics, power failures and significant changes in trade policies.
The manufacturing process for a vaccine candidate is subject to FDA or comparable foreign regulatory authority review. Our suppliers and manufacturers must meet applicable manufacturing requirements and undergo rigorous facility and process validation tests and inspections required by regulatory authorities in order to comply with regulatory standards, such as cGMPs.
If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or comparable foreign regulatory authorities, or if they cannot pass a pre-approval inspection, we may not be able to rely on their manufacturing facilities for the manufacture of elements of our vaccine candidates. Moreover, we do not control the manufacturing process at our contract manufacturers and are completely dependent on them for compliance with current regulatory requirements. In the event that any of our manufacturers fail to comply with such requirements or to perform their obligations in relation to quality, timing or otherwise, or if our supply of components or other materials becomes limited or interrupted for other reasons, we may be forced to manufacture the materials ourselves or enter into an agreement with another third party, which we may not be able to do on reasonable terms, if at all. In some cases, the technical skills, raw materials or technology required to manufacture our vaccine candidates may be unique or proprietary to the original manufacturer or supplier, and we may have difficulty applying such skills or technology or sourcing such raw materials ourselves, or in transferring such skills, technology or raw materials to another third party, or such transfer may be subject to certain consent obligations and payment terms to the original manufacturer. These factors would increase our reliance on such manufacturer or require us to obtain a license from such manufacturer in order to enable us, or to have another third party, manufacture our vaccine candidates. If we are required to change manufacturers for any reason, we will be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations and guidelines, and we may be required to repeat some of the development program and submit a supplement to our application. The delays associated with the verification of a new manufacturer could negatively affect our ability to develop vaccine candidates in a timely manner or within budget.

We expect to continue to rely on third-party manufacturers and suppliers if we receive regulatory approval for any PCV or any other vaccine candidates. For example, in October 2023, we entered into a pre-commercial services and commercial manufacturing supply agreement (the “Lonza Commercial Manufacturing and Supply Agreement”) with Lonza, pursuant to which Lonza will (i) construct and build out a dedicated suite (“Suite”) at Lonza’s facilities in Visp, Switzerland to manufacture certain key components (including drug substance) for our proprietary PCV franchise and any other products or intermediates we may choose (collectively, the “Products”), and (ii) maintain and operate the Suite (utilizing Lonza’s employees) to manufacture the Products as a service provided to us, including conducting related quality control and quality assurance operations. In September 2025, we also entered into a master services agreement with Patheon Manufacturing Services LLC, part of Thermo Fisher Scientific (collectively, “Thermo Fisher”), pursuant to which Thermo Fisher will commercially manufacture and supply drug product for our PCV candidates, if approved (the “Thermo Fisher Commercial Manufacturing and Supply Agreement”).
To the extent that we have existing, or enter into future, manufacturing arrangements with third parties, we will depend on these third parties to perform their obligations in a timely manner consistent with contractual and regulatory requirements, including those related to quality control and assurance. In November 2023, we entered into a manufacturing rights agreement (the “Manufacturing Rights Agreement”) with Sutro Biopharma pursuant to which we obtained exclusive rights to independently, or through certain third parties, develop, improve and manufacture cell-free extract for use in connection with our vaccine candidates. If the independent alternate CMO or the designated third parties are unable to provide a sufficient supply of cell-free extract, our third-party manufacturers may be delayed in their production of intermediate components, which may lead to delays of our drug substance manufacturing campaigns.
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
For example, based on the positive topline results from the VAX-31 Phase 1/2 proof-of-concept study, which evaluated the safety, tolerability and immunogenicity of VAX-31 in adults, the FDA supported the initiation of a pediatric study in infants. This study could uncover risks in this study population that could have potentially been discovered during a child and/or toddler study, which could then delay or stop the completion of clinical development. Any inability to successfully complete preclinical and clinical development could result in additional costs to us or impair our ability to generate revenue. In addition, if we make manufacturing or formulation changes to our vaccine candidates, we may be required to or we may elect to conduct additional studies to bridge our modified vaccine candidates to earlier versions. Clinical trial delays could also shorten any periods during which our products have patent protection and may allow our competitors to bring products to market before we do, which could impair our ability to successfully commercialize our vaccine candidates and may harm our business and results of operations.
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
A variety of risks associated with our current and potential international operations and collaborations could materially adversely affect our business.

As we pursue approval and commercialization for our vaccine candidates overseas and conduct CMC and other operations overseas, we will be subject to additional risks related to operating in foreign countries, including, but not limited to:
•differing regulatory requirements in foreign countries;
•significant changes in trade policies, price and exchange controls and other regulatory requirements;
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

For example, our agreements with Lonza are denominated in Swiss Franc (“CHF”). Fluctuations in the exchange rate for CHF may increase our costs and affect our operating results.
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

On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was signed into law in the United States, and contains a wide range of tax reform provisions, including extending and modifying certain key Tax Act provisions, such as 100% bonus depreciation and the business interest expense limitation. Additionally, the OBBBA allows the expensing of domestic R&D expenses starting 2025 and election to deduct the remaining unamortized domestic R&D expense as of December 2024, in 2025 or over two years in 2025 and 2026.
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

We do not have the infrastructure or capability internally to manufacture supplies for our vaccine candidates or the materials necessary to produce our vaccine candidates for use in the conduct of our preclinical studies or clinical trials, and we lack the internal resources and the capability to manufacture any of our vaccine candidates on a preclinical, clinical or commercial scale. Pursuant to the Manufacturing Rights Agreement with Sutro Biopharma, we obtained exclusive rights to independently, or through certain third parties, develop, improve and manufacture cell-free extract for use in connection with our vaccine candidates. We have engaged Lonza to perform manufacturing process development and clinical manufacture and supply of components for our PCV candidates. Lonza is currently in the process of manufacturing certain components of our vaccine candidates on a clinical scale. In addition, we entered into the Lonza Commercial Manufacturing and Supply Agreement pursuant to which Lonza will (i) construct and build out a Suite at Lonza’s facilities in Visp, Switzerland to manufacture the Products, and (ii) maintain and operate the Suite (utilizing Lonza’s employees) to manufacture the Products as a service provided to us. In September 2025, we also entered into the Thermo Fisher Commercial Manufacturing and Supply Agreement, pursuant to which Thermo Fisher will commercially manufacture and supply drug product for our PCV candidates, if approved.
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

The FDA’s and other regulatory authorities’ policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our vaccine candidates. For example, on June 28, 2024, the U.S. Supreme Court, in Loper Bright Enterprises v. Raimondo, overturned long-standing precedent regarding the deference courts owe to agencies’ interpretation of ambiguous statutes in their rulemaking. While the impact of the Loper Bright decision on our business and regulatory strategy is unknown, the decision generally may, among other things, increase the frequency of challenges to decisions and rulemaking of health regulators, including FDA determinations of drug approval and market exclusivity and the Centers for Medicare & Medicaid Services (“CMS”) rules regarding reimbursement, and also impact the speed at which such health regulators make decisions and issue regulations.
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

Further, in the United States, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug and biological product pricing, reduce the cost of prescription drugs and biological products under government payor programs and review the relationship between pricing and manufacturer patient programs. For example, the IRA, among other things, (i) enables the Department of Health and Human Services (“HHS”) to assert control over the prices of certain single-source drugs and biologics covered under Medicare, (ii) subjects drug manufacturers to civil monetary penalties and a potential excise tax for offering a price that is not equal to or less than the negotiated “maximum fair price” under the law, (iii) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation, and (iv) redesigns the funding and benefit structure of the Medicare Part D program, potentially increasing manufacturer liability while capping annual out-of-pocket drug expenses for Medicare beneficiaries. The IRA also eliminates patient cost sharing for FDA-approved adult vaccines that are recommended by the ACIP and covered under Medicare Part D, and mandates that all state Medicaid programs cover FDA-approved adult vaccines that are recommended by the ACIP and their administration without cost sharing. In addition, in January 2025, the HHS announced the list of 15 drugs that will be subject to the second round of price negotiations.

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

Changes in policies or actions that impact the funding, staffing, or operations of regulatory agencies, including changes to the user fee reauthorization process or a failure to reauthorize user fee programs in a timely manner, could lead to longer review periods or slower response times. This, in turn, could delay the development and regulatory approval of new products and related services and have a material adverse effect on our business.
We are increasingly subject to stringent and rapidly changing laws, regulations, and rules, contractual obligations, industry standards, policies and other obligations related to privacy and data security. The obligations and restrictions imposed by these requirements can lead to substantial related implementation costs. In addition, our actual or perceived failure to comply with applicable laws and other obligations related to privacy and data security could lead to regulatory investigations or actions; litigation (including class claims) and mass arbitration demands; reputational harm; fines and penalties; loss or revenue or profits; and other adverse business consequences.
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
•general economic, political and market conditions, including high inflation rates, bank failures, changes in interest rates, government tapering policies and the conflicts in Ukraine and the Middle East, significant changes in trade policies, and overall fluctuations in the financial markets in the United States and abroad; and
•investors’ general perception of us and our business.
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

Significant changes and volatility in trade policies could materially affect our business, financial condition, liquidity and results of operations, and stock price.

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
c.Issuer Purchases of Equity Securities
None.
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Trading Arrangements
During the three months ended September 30, 2025 none of our directors or Section 16 officers adopted, modified or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits.

		Incorporated by Reference
Exhibit Number	Description	Schedule Form	File Number	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Vaxcyte, Inc., as amended.	8-K	001-39323	3.1	June 16, 2020

3.2	Amended and Restated Bylaws of Vaxcyte, Inc., as amended.	10-Q	001-39323	3.2	November 6, 2023

4.1	Form of Common Stock Certificate of the Registrant.	S-1/A	333-238630	4.1	June 8, 2020

4.2	Form of Pre-Funded Warrant.	8-K	001-39323	4.1	January 13, 2022

4.3	Form of Pre-Funded Warrant.	8-K	001-39323	4.1	October 27, 2022

4.4	Form of Pre-Funded Warrant.	8-K	001-39323	4.1	April 20, 2023

4.5	Form of Pre-Funded Warrant.	8-K	001-39323	4.1	January 31, 2024

4.6	Form of Pre-Funded Warrant.	8-K	001-39323	4.1	September 6, 2024

10.1 #+	Commercial Manufacturing and Supply Agreement by and between the Registrant and Patheon Manufacturing Services LLC (part of Thermo Fisher Scientific), dated September 24, 2025.				X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1†	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	Inline XBRL Instance Document: the instance document does not appear in the interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Inline XBRL for the cover page of the Quarterly Report on Form 10-Q included in the Exhibit 101 Inline XBRL Document Set.
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

Vaxcyte, Inc.

Date: November 4, 2025	By:	/s/ Grant E. Pickering
Grant E. Pickering
Chief Executive Officer

Date: November 4, 2025	By:	/s/ Andrew Guggenhime
Andrew Guggenhime
President and Chief Financial Officer