Form 10-K
period 2025-12-31
Vaxcyte, Inc.
filed 2026-02-24
CIK 1649094

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________
FORM 10-K
______________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of its Common Stock on the Nasdaq Global Select Market on June 30, 2025, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $3.7 billion. Shares of the Registrant’s common stock held by each executive officer, director and holder of 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose.
The number of shares of Registrant’s Common Stock outstanding as of February 20, 2026 was 143,920,361.
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
The forward-looking statements made in this Annual Report on Form 10-K relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Annual Report on Form 10-K to reflect events or circumstances after the date of this Annual Report on Form 10-K or to reflect new
ii

information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments.
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
•The development, review and approval of our product candidates are subject to the operational capacity, processes and resource levels of regulatory authorities, which may fluctuate over time and could delay or adversely affect our business.
•If we are unable to obtain and maintain patent protection for our technology and products, or if the scope of the patent protection obtained is not sufficiently broad, we may not be able to compete effectively in our markets.
iii

PART I
Item 1. Business.
Overview
We are a clinical-stage vaccine innovation company engineering high-fidelity vaccines to protect humankind from the consequences of bacterial diseases. We are re-engineering the way highly complex vaccines are made through the XpressCF™ cell-free protein synthesis platform. Unlike conventional cell-based approaches, our system for producing difficult-to-make proteins and antigens is intended to develop and deliver high-fidelity vaccines with enhanced immunological benefits that are beyond the capabilities of conventional approaches.
Vaccines are one of the most successful and cost-effective global health interventions and prevent millions of deaths worldwide each year. Routine pediatric vaccinations in the United States are estimated to prevent approximately 17 million cases of disease over the lifetimes of each annual birth cohort, and it is estimated that every $1 spent on childhood vaccination results in savings of approximately $11. Adult vaccination has increased with the introduction of new vaccines along with expanded age recommendations and growing international adoption, which is contributing to the growth of the overall vaccine market. Given the critical role vaccines play in preventing disease from childhood through adulthood, the global vaccine market is large, durable and growing. There are areas of significant unmet medical need, including vaccines that can provide broader protection, against both currently circulating and historically prevalent strains, than currently marketed vaccines and novel vaccines that target pathogens for which there are no currently approved vaccines. We are driven to eradicate or treat invasive bacterial infections, which have serious and costly health consequences when left unchecked.
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
Our pipeline includes:
•PCV candidates that we believe are among the broadest-spectrum PCV candidates currently in development, targeting the approximately $8 billion global pneumococcal vaccine market. Pneumococcal disease ("PD") is an infection caused by Streptococcus pneumoniae bacteria. It can result in invasive pneumococcal disease (“IPD”), including meningitis and bacteremia, and non-invasive PD, including pneumonia, otitis media and sinusitis. Our broad-spectrum, carrier-sparing PCV candidates, VAX-31, VAX-24 and VAX-XL, are designed to improve upon standard-of-care PCVs for both adults and children by covering the serotypes that are responsible for increasing portions of IPD in circulation and are associated with high case-fatality rates, antibiotic resistance and meningitis, while maintaining coverage of previously circulating strains that are currently contained through continued vaccination.
◦PCV Franchise Adult Indication:
▪VAX-31 is a 31-valent, broad-spectrum, carrier-sparing investigational PCV being developed for the prevention of IPD and pneumonia. VAX-31 is the broadest-spectrum PCV in the clinic, and has the potential to provide protection against both currently circulating and historically prevalent serotypes. VAX-31 was designed to increase coverage, in a single vaccine, to approximately 95% of IPD and approximately 88% of pneumococcal pneumonia circulating in adults in the United States aged 50 and older, with the potential to provide an incremental 14-34% of coverage for IPD and an incremental 19-31% of coverage for pneumococcal pneumonia over current standard-of-care adult PCVs.
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

Based on these positive results, we selected the High Dose of VAX-31 to advance to an adult Phase 3 program.

•In November 2024, we announced that the FDA granted breakthrough therapy designation ("BTD") for VAX-31 for the prevention of IPD in adults and, in August 2025, we announced that the FDA expanded the BTD for VAX-31 to include the prevention of pneumonia caused by Streptococcus pneumoniae.

•In December 2025, following an FDA End-of-Phase 2 meeting, we announced that the first participants were dosed in a Phase 3 pivotal, non-inferiority trial evaluating VAX-31 for the prevention of IPD and pneumonia in adults compared to standard-of-care PCVs ("OPUS-1"). We expect to announce topline safety, tolerability and immunogenicity data from this study in the fourth quarter of 2026.

•In January 2026, we announced the initiation of an additional Phase 3 trial evaluating VAX-31 when administered concomitantly with a licensed, high-dose seasonal influenza vaccine in pneumococcal-naïve adults aged 50 years and older (“OPUS-2”). In February 2026, we announced the initiation of a separate Phase 3 study evaluating VAX-31 in adults previously vaccinated with a lower-valency pneumococcal vaccine (“OPUS-3”). We expect to report safety, tolerability and immunogenicity data from the OPUS-2 and OPUS-3 studies in the first half of 2027. We are also planning for a manufacturing consistency study (e.g., a lot-to-lot study).
◦PCV Franchise Pediatric Indication:
▪VAX-31 is a 31-valent, broad-spectrum, carrier-sparing investigational PCV also being developed for the prevention of IPD in children. VAX-31 is the broadest-spectrum PCV in the clinic designed to cover approximately 92% of IPD in U.S. children under five years of age and approximately 96% of otitis media due to Streptococcus pneumoniae in U.S. children five years of age or under.
▪In December 2024, we announced that the first participants were dosed in the first stage of a Phase 2, randomized, dose-finding study of VAX-31 in infants. Stage 1 of the study evaluated the safety and tolerability of VAX-31 at three dose levels (Low, Middle and High) and compared to PCV20 in 48 infants in a dose-escalation approach. In the Low, Middle and High Doses, all serotypes were dosed at 1.1mcg, 2.2mcg and 3.3mcg, respectively, except serotypes 1, 5 and 22F, which were dosed at 1.65mcg,

3.3mcg, and 4.4mcg, respectively. Participants who received VAX-31 in Stage 1 continued the standard dosing regimen as part of Stage 2.
▪In February 2025, we announced that the Phase 2, randomized, dose-finding study of VAX-31 in healthy infants had advanced to the second stage of the study. Stage 2 of the study is evaluating the safety, tolerability and immunogenicity of VAX-31 at the same three dose levels evaluated in Stage 1 and compared to PCV20. In line with recommendations from the ACIP, the study design includes a primary immunization series consisting of three doses given at two months, four months and six months of age, followed by a subsequent booster dose at 12-15 months of age.
▪In September 2025, we announced advancement of the VAX-31 infant Phase 2 randomized, dose-finding study to the third and final stage following modifications to the protocol to add a new dose arm to evaluate a VAX-31 Optimized Dose (majority of serotypes dosed at 4.4mcg and the balance dosed at 3.3mcg) and discontinue enrollment in the Low Dose arm. The Middle and High Dose arms continued as planned.
▪The modified study is evaluating the safety, tolerability and immunogenicity of VAX-31 and compared to PCV20 in 900 participants, including the 100 participants previously enrolled in the Low Dose arm.
▪In January 2026, we announced that we completed enrollment of this study. We expect to announce topline safety, tolerability and immunogenicity data from the primary three-dose immunization series and booster dose either sequentially or together by the end of the first half of 2027.
▪Pending the VAX-31 Phase 2 infant study readout, we plan to initiate a Phase 3 program in infants with an Optimized Dose formulation of VAX-24 or VAX-31.
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
•In November 2025, we announced final safety, tolerability, and immunogenicity results from the VAX-24 infant Phase 2 study that were consistent with the positive interim data reported in March 2025 and showed that VAX-24 elicited robust, dose-dependent immune responses, with little to no evidence of carrier suppression observed. The final data analysis included full 6-month safety results and complete post-dose 3 (primary immunization series) and post-dose 4 (booster dose) IgG and OPA results. The key immunogenicity endpoints included an assessment of immune responses for each of the VAX-24 dose levels (Low, Mid, Mixed) in comparison with PCV20 for the 20 common and 4 unique serotypes in VAX-24. At 1-month post-dose 3 and post-dose 4, immune responses were assessed based on serotype-specific IgG seroconversion rates (IgG threshold value of ≥0.35mcg/mL). IgG GMRs were also assessed at 1-month post-dose 3 and post-dose 4, along with other key immunogenicity endpoints, including OPA.

In this study, VAX-24 was well-tolerated and demonstrated a safety profile similar to PCV20 across all doses studied. Post-dose 3 and post-dose 4, all VAX-24 doses evaluated demonstrated robust IgG and OPA immunogenicity responses.
•Post-dose 3, all VAX-24 doses met target precedent Phase 2 non-inferiority criteria on relative seroconversion rates (lower limit of the 95% confidence interval for the difference between the proportion of participants achieving the pre-defined seroconversion rate (IgG concentration ≥0.35 mcg/mL) is > -15% for each serotype) for the highest circulating serotypes, as defined by the percentage of IPD caused in individuals <5 yrs of age in the U.S. in 2023 based on the U.S. Center for Disease Control ("CDC") active bacterial core ("ABC") surveillance data, contained in VAX-24. The Low and Mid doses met the seroconversion rate criteria for 20 of 24 serotypes overall and the Mixed Dose met such criteria for 19 of 24 serotypes. The Mid and Mixed Doses met the target Phase 2 IgG GMR point estimate of >0.6 for 21 of 24 serotypes.
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
•The final positive data from the VAX-24 infant Phase 2 dose-finding study further validated our rationale for exploring higher doses in the ongoing VAX-31 infant Phase 2 study.
◦VAX-XL is a third-generation PCV candidate designed to provide the broadest coverage of any PCV currently in development.

•VAX-A1, a novel conjugate vaccine candidate designed to prevent disease caused by Group A Streptococcus (“Group A Strep”). Group A Strep is pervasive globally and causes an estimated 800 million cases of illness annually, including pharyngitis, or strep throat, and certain severe invasive infections and sequelae. There is currently no vaccine against Group A Strep, which is one of the leading infectious disease-related causes of death and disability worldwide and a significant contributor to the prescription of antibiotics in children. We believe we have demonstrated preclinical proof of concept for VAX-A1, the data for which were published in December 2020. We plan to initiate a Phase 1 adult study for VAX-A1 in 2026, with the primary objective of assessing safety and tolerability.

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
Our Approach
To address areas of significant unmet medical need, we carefully select the disease areas we target and are developing vaccine candidates based on the following criteria:
•Clear commercial opportunity and efficient market adoption: We select vaccine targets that are characterized by an established patient population and significant unmet medical need. Our PCV candidates are designed to improve upon the standard-of-care for both adults and children by covering the serotypes that are responsible for a significant portion of IPD in circulation and are associated with high case-fatality rates, antibiotic resistance and meningitis, while maintaining coverage of previously circulating strains that are currently contained through continued vaccination practice. We believe that by providing the broadest coverage of serotypes for PCVs, as well as providing novel vaccines for diseases for which there are no currently approved vaccines, we can leverage the

U.S. Centers for Disease Control (“CDC”), ACIP and similar international advisory body recommendations to drive rapid and significant market adoption.
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
Our Platform
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
We are re-engineering the way highly complex vaccines are made to develop potentially superior and novel conjugate and protein vaccine candidates for adult and pediatric indications using the above criteria by taking advantage of the following:
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

Our Strategy
Our goal is to become a leader in the vaccines industry by using our cell-free protein synthesis platform to develop superior and/or novel vaccines to prevent or treat serious infectious diseases. Key elements of our strategy include:
•Advance our PCV candidates through clinical development and regulatory approval. Our PCV candidates, VAX-31,VAX-24 and VAX-XL, target the pneumococcal vaccine market. We are advancing these PCV candidates along a well-understood clinical development pathway in an effort to obtain regulatory approval in adults and infants based on successful completion of clinical studies using previously established surrogate immune endpoints, without the need to conduct clinical field efficacy studies, consistent with how other conjugate vaccines have obtained approval.

•Establish scalable production of our PCV candidates. We believe high-quality and scalable manufacturing is critical to our long-term success. We have designed and developed a proprietary, scalable and portable manufacturing process that we have scaled to supply clinical volumes and believe can scale to supply initial volumes of VAX-31 needed to support commercial launch. We have access to substantial manufacturing resources through our contract manufacturer, Lonza, that we believe can facilitate an independent path to market. For the adult indication, we are conducting scale-up activities to support potential regulatory approval and commercial launch of VAX-31 in this population using existing Lonza infrastructure. In October 2023, to complement this plan, we entered into a new commercial manufacturing agreement with Lonza to support the potential global commercialization of our PCV candidates in both the adult and pediatric populations. In November 2023, we entered into a manufacturing rights agreement with Sutro Biopharma, Inc ("Sutro Biopharma") to obtain control over the development and manufacture of cell-free extract, a key component of our PCV franchise. Pursuant to the manufacturing rights agreement, we obtained exclusive rights to independently, or through certain third parties, develop, improve and manufacture cell-free extract for use in connection with our vaccine candidates. In addition, in September 2025, we announced a new agreement with Patheon Manufacturing Services, LLC, part of Thermo Fisher Scientific (collectively, "Thermo Fisher") to provide custom commercial fill-finish capacity for our broad-spectrum PCVs at Thermo Fisher's Greenville, North Carolina facility. The initiative, which includes both manufacturing and related services, represents a long-term U.S. commercial manufacturing commitment of up to $1 billion.
•Create a long-lasting PCV franchise by offering the broadest-spectrum PCV available. The two leading pneumococcal vaccine franchises to date, Prevnar and Pneumovax 23 (“PPSV23”), have been administered well over a billion times, generating over $100 billion in combined sales over 20 and 40 years, respectively, and can attribute their success to having been the broadest-spectrum vaccines on the market. In addition, the recently approved PCV, Capvaxive® ("PCV21"), is now commercially available for the adult market. If approved, we believe VAX-31 and/or VAX-24 may potentially replace the standard-of-care PCVs currently available because of their coverage against both currently circulating and historically prevalent strains. We designed VAX-24 to address the 24 pneumococcal strains covered by Prevnar and PPSV23 that drive a significant portion of pneumococcal disease today with the durable, boostable immune response of a conjugate vaccine. Further, we have designed VAX-31 to address these 24 strains plus seven additional epidemiologically significant emerging strains that are causing increasing pneumococcal disease and antibiotic resistance, which collectively drive most pneumococcal disease today. With these broad-spectrum vaccine candidates, we believe we are well-positioned to obtain ACIP recommendations and potentially replace the current standard-of-care for pneumococcal disease prevention in both adult and pediatric populations, thereby creating a long-lasting PCV franchise.
•Develop novel vaccine candidates and leverage our platform to expand our pipeline.
◦ VAX-A1: We believe our data published in December 2020 demonstrated preclinical proof of concept for VAX-A1. We nominated the final vaccine candidate and initiated IND-enabling activities for VAX-A1 in 2021. We plan to initiate a Phase 1 adult clinical study in 2026, with the primary objective of assessing safety and tolerability.

◦VAX-GI: VAX-GI is being developed in collaboration with the University of Maryland, Baltimore as well as with partial funding from two research grants awarded by the NIH. We are in the process of identifying additional antigens to include with IpaB and engaged in early-stage process development activities. As part of our continued focus on strategic capital deployment and in order to prioritize our resources towards our PCV franchise, we announced in August 2025 that we had paused the advancement, beyond preclinical development, of VAX-GI while remaining confident in its potential and preserving the option to advance the program in the future.

◦Leverage our platform for other discovery stage programs. We are also able to leverage our platform as a discovery engine given our ability to uniquely create building blocks to construct potential novel conjugate and protein vaccine candidates, and we have other discovery-stage programs which leverage this platform.
•Continue to build a robust intellectual property portfolio. We have developed and are continuing to develop a comprehensive intellectual property portfolio related to vaccine applications, including manufacturing, formulation and process applications as well as protection for our specific vaccine candidates. We have rights to a robust portfolio of patents and patent applications related to the XpressCF platform through our exclusive license from Sutro Biopharma. We currently have four issued U.S. patents, two issued European patents and multiple issued patents internationally, and multiple pending patent applications in the United States and internationally that cover our vaccine candidates including vaccine formulations, protein-antigen conjugates, methods of making conjugate vaccines with various protein-antigen conjugates and other processes related to vaccine production, enhancements of immunogenicity and methods of use.
Our Pipeline
We have utilized our cell-free protein synthesis platform to generate a pipeline of vaccine candidates that we believe, if approved, may offer important advantages over existing vaccines or for which there are no vaccines available today. The following table summarizes our current pipeline:
Global Vaccine Market

The global vaccine market size is projected to reach $115.77 billion by 2033 from an estimated $72.75 billion in 2025, growing at a compounded annual growth rate of 5.78% from 2026 to 2033. The Prevnar franchise from Pfizer Inc. (“Pfizer”), comprised of Prevnar 13 (“PCV13”) and PCV20, was among the highest selling vaccine products in the world in 2025, accounting for an estimated 9% of global vaccine sales.
The pediatric vaccine market is large and well-established in the United States, European Union and many other countries around the world. The annual new birth cohort, which in North America and Europe approached approximately 10 million in 2024, drives ongoing sales year after year due to the recommended immunization schedules. In the United States, once a new vaccine is approved by the FDA, the ACIP considers whether to recommend the use of the vaccine. New pediatric vaccine classes that receive a recommendation from ACIP and/or government health and professional medical organizations are widely adopted by pediatricians and parents and are required by many schools, contributing to a national immunization rate for the diseases targeted by such vaccines of approximately 90%. It is estimated that vaccination in children born between 1994 and 2023 in the United States will result in net savings of $540 billion in direct costs and $2.7 trillion in societal costs, making them one of the most cost-effective public health interventions.
In addition, the adult vaccine market is undergoing rapid growth. Vaccination rates among adults have historically been lower relative to infants and vary by disease, though strong initiatives are underway to increase awareness and utilization.

Excluding the impact of the COVID-19 pandemic, studies estimate that tens of thousands of adults in the United States die annually of vaccine-preventable diseases, and hundreds of thousands more are hospitalized. Vaccine-preventable diseases among adults cost the U.S. economy an estimated $27 billion annually in direct and indirect expenses. In recent years, manufacturers have started developing more vaccines for the adult market, including Pfizer’s PCV13 and PCV20, Merck & Co., Inc.'s (“Merck”) PCV15 and PCV21, GSK plc's (“GSK”) Shingrix and multiple vaccines to prevent respiratory syncytial virus ("RSV"). The U.S. adult pneumococcal market generated estimated annual sales of more than $1.5 billion in 2025, and Shingrix, a vaccine for shingles (herpes zoster), debuted with over $1 billion in sales in 2018 as it replaced Merck’s incumbent vaccine, Zostavax, after receiving an ACIP preferred recommendation, and generated over $4.8 billion in global sales in 2025. The vaccines to prevent RSV from Pfizer and GSK that were approved by the FDA in May 2023, and from Moderna that was approved by the FDA in May 2024, generated approximately $1.8 billion in global sales in 2025.

In October 2024, the ACIP voted to recommend expanding the age-based pneumococcal vaccination guidelines for pneumococcal vaccination in adults to begin at 50 years of age and older from the prior recommendation beginning at 65 years of age and older, which expanded the market by adding approximately 62 million additional eligible Americans for the universal recommendation.
Pneumococcal Disease
Pneumococcal disease is an infection caused by Streptococcus pneumoniae bacteria. It can result in IPD, including meningitis and bacteremia, and non-invasive pneumococcal disease, including pneumonia, otitis media and sinusitis. Global pneumococcal disease in children is driven by emerging serotypes not covered by currently available vaccines and in adults by not only emerging serotypes, but also fragmented coverage of today's standard-of-care vaccines. In the United States, pneumococcal pneumonia is estimated to result in approximately 225,000 U.S. adult hospitalizations each year. Streptococcus pneumoniae is among the WHO’s top antibiotic-resistant pathogens to be urgently addressed, and the United States CDC lists drug-resistant Streptococcus pneumoniae as a “serious threat.” In children under five, Streptococcus pneumoniae is the leading cause of vaccine-preventable deaths globally, resulting in approximately 300,000 deaths annually. It is estimated that acute otitis media affects approximately 5 million children and results in greater than 10 million antibiotic prescriptions annually in the United States. Pneumococci also cause over 50% of all cases of bacterial meningitis in the United States. Antibiotics are used to treat pneumococcal disease, but some strains of the bacteria have developed resistance to treatments. The morbidity and mortality due to pneumococcal disease are significant, particularly for young children and older adults, underscoring the need for a broader-spectrum vaccine.
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
Pneumococcal Polysaccharide-Only Vaccines
PPSV23, manufactured and marketed by Merck is the only pneumococcal polysaccharide vaccine widely available. PPSV23 is indicated for the prevention of pneumococcal disease in adults and was first approved in the United States in 1977, at which time it contained 14 different strains of pneumococcal bacteria. In 1983, it was replaced by the current version containing 23 different strains. PPSV23 is routinely administered to adults to provide protection against bacteremia and at its peak in 2020 generated sales of over $1.1 billion. After the ACIP recommendation of PCV20 in late 2021 eliminated the need for PPSV23 in a large part of the covered population, PPSV23 has declined from more than 50% of the U.S. adult market share to less than 3%.
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
In the race to develop a broader-spectrum PCV than Prevnar, two vaccines were successfully developed: Synflorix, a 10-valent PCV from GSK, and PCV13, a 13-valent PCV from Wyeth (subsequently acquired by Pfizer). Based on its broader coverage of then-emerging strains, PCV13 was adopted as the standard-of-care in the United States and Europe. Synflorix's use has been limited primarily to emerging countries.
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
Serotype Replacement
Since the introduction of PCV13, there has been a decrease in incidence of disease attributable to the serotypes included in the vaccine. However there has been a phenomenon called serotype replacement, whereby a void is created when serotypes are taken out of circulation after widespread vaccination. As a result, serotypes not covered by PCV13 now cause residual pneumococcal disease. Broader-spectrum PCVs were historically required to maintain protection against historically pathogenic strains while expanding coverage to address current circulating and emerging strains. This serotype replacement has led to the development of a third generation of conventional PCVs, inclusive of PCV15 and PCV20. Although PCV21 was approved despite lacking protection against certain historically pathogenic strains, it is only approved in the adult population and did not receive a preferred recommendation despite its disease coverage, and is recommended solely as an alternative to PCV20 alone or PCV15 and PPSV23. VAX-31, if approved, would increase coverage to more than 95% of IPD currently circulating in the U.S. adult population aged 50 and over. In the pediatric population, VAX-31 is designed to cover approximately 92% of IPD in U.S. children under five years of age and approximately 96% of otitis media due to Streptococcus pneumoniae in U.S. children five years of age or under.

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

1 IgG Geometric Mean Concentrations post-dose 4 – Prevnar 20 Biologics License Application ("BLA") Clinical Review Memorandum by FDA (STN: 125731/189). April 27, 2023.
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

We believe consistent exposure of T-cell epitopes should translate to higher potency of the protein carrier on a weight-to-weight basis. To harness this potential potency advantage, we have elected to construct conjugates with a lower ratio of protein carrier to polysaccharide than conventional PCVs. Our clinical studies to date validated our carrier-sparing approach to develop broader-spectrum PCVs. As a result, we believe we can incorporate more monovalent conjugates to create an even more broad-spectrum vaccine with less protein carrier per conjugate in order to minimize carrier suppression.
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
Our PCV Franchise
We are developing broad-spectrum investigational PCVs designed to improve serotype coverage compared to current standard-of-care PCVs and minimize carrier suppression. We currently have three PCV candidates in our differentiated PCV franchise: VAX-31, a 31-valent, broad-spectrum, carrier-sparing investigational PCV, which we are developing for both the infant and adult populations, VAX-24, a 24-valent, broad-spectrum, carrier-sparing investigational PCV for which we have completed a Phase 2 trial in both the adult and infant populations, and VAX-XL, a third-generation PCV candidate designed to provide the broadest coverage of any PCV currently in development. VAX-31, the broadest-spectrum PCV in the clinic, is designed to provide protection against both currently circulating and historically prevalent serotypes and cover approximately 95% and 92% of IPD circulating in the U.S. adult (ages 50 and older) and infant (under the age of five) populations, respectively. The 31 serotypes included in VAX-31 are associated with high case-fatality rates, antibiotic resistance and meningitis. VAX-24 covers more serotypes than any pneumococcal infant vaccine on the market today.
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
Figure 10.
Furthermore, VAX-31 and VAX-24 improve upon the serotype spectrum of coverage relative to PCV15 and PCV20 in both the adult and infant populations, and VAX-31 improves on the same in the adult population relative to PVC21, and use less protein carrier per conjugate than these conventional chemistry PCVs. In aggregate, VAX-31 contains more protein carrier, and VAX-24 contains a similar amount of protein carrier, relative to PCV15 and PCV20. We believe the resulting decreased carrier burden per conjugate of VAX-31 and VAX-24 are critical for minimizing carrier suppression and producing broader-spectrum pneumococcal vaccines without sacrificing immunogenicity.
Where appropriate, we capitalize on the efficiencies of well-established clinical, manufacturing and regulatory precedents by leveraging conventional methods for the development of our PCV candidates. For example, our polysaccharide antigens are primarily made using conventional fermentation and purification techniques and activated through conventional methods. They are also labeled through conventional amination methods prior to being conjugated to eCRM. In addition, we use the same critical quality attribute assays for molecular weight and free polysaccharide that have served as the physicochemical measures of conjugates and also serve as predictors of their immunogenicity in vivo. We also use conventional IgG and OPA serological assays to gauge the immunogenicity of our conjugates, which have served as surrogate immunological endpoints in clinical studies that enabled the approval of PCV13, PCV15, PCV20 and PCV21.
We are pursuing a well-characterized clinical development path for our PCV candidates, consistent with other PCV developers. We have been able to conduct smaller and shorter clinical trials that target immune endpoints (e.g., OPA and IgG responses) previously recognized by regulatory authorities, and anticipate that we will be able to conduct such studies going forward. Pfizer applied this approach to the development of PCV13 and PCV20 and Merck applied it to the development of PCV15 and PCV21. Based on this standard, as a prerequisite for regulatory approval, we believe that any investigational PCV will have to be compared to the standard-of-care at the time a clinical trial is initiated. Currently, the standard-of-care for routine use is either PCV20 or PCV21 alone or PCV15 followed by PPSV23 in adults and PCV20 or PCV15 in infants.
Clinical Development Overview
We are pursuing clinical development for adults with VAX-31 and, for the pediatric population, have completed a Phase 2 study with VAX-24 and are currently conducting a Phase 2 study with VAX-31.
Adult Indication
We have selected VAX-31 to advance to an adult Phase 3 program, which was initiated in December 2025.
For VAX-31, we achieved clinical proof of concept in September 2024 when we announced positive topline results from a Phase 1/2 study evaluating the safety, tolerability and immunogenicity of VAX-31 in healthy adults aged 50 and older. Based on these positive results, we selected the High Dose of VAX-31 to advance to an adult Phase 3 program. Following an FDA End-of-Phase 2 meeting, we initiated a Phase 3 pivotal, non-inferiority study in December 2025 and expect to announce topline safety, tolerability and immunogenicity data in the fourth quarter of 2026. In January 2026, we announced the initiation of an additional Phase 3 trial evaluating VAX-31 when administered concomitantly with a licensed, high-dose seasonal influenza vaccine in pneumococcal-naïve adults aged 50 years and older (“OPUS-2”). In February 2026, we announced the initiation of a separate Phase 3 study evaluating VAX-31 in adults previously vaccinated with lower-valency pneumococcal vaccines (“OPUS-3”). We expect to report safety, tolerability and immunogenicity data from the OPUS-2 and OPUS-3 studies in the first half of 2027. We are also planning for a manufacturing consistency study (e.g. a lot-to-lot study). Subject to the results of the adult Phase 3 studies, we would expect to submit a BLA shortly following the completion of the last Phase 3 study.

For adults, the FDA has granted VAX-31 BTD for the prevention of IPD as well as pneumonia caused by Streptococcus pneumoniae. A BTD is designed to expedite the development and review of drugs that are intended to treat serious or life-threatening conditions and is based upon preliminary clinical evidence indicating that the drug or vaccine may demonstrate substantial improvement over available therapies on one or more clinically significant endpoints.
Infant Indication
We have completed a Phase 2 study with VAX-24 and and are currently conducting a Phase 2 study with VAX-31 for the prevention of IPD in infants.
In March 2025, we announced positive topline, interim data from the VAX-24 infant Phase 2 study, a randomized, observer-blind, dose-finding two-stage clinical study evaluating the safety, tolerability and immunogenicity of VAX-24 in healthy infants that enrolled 803 participants.

In November 2025, we announced final safety, tolerability, and immunogenicity results from the VAX-24 infant Phase 2 study that were consistent with the positive interim data reported in March 2025 and showed that VAX-24 elicited robust, dose-dependent immune responses, with little to no evidence of carrier suppression observed.

In this study, VAX-24 was well-tolerated and demonstrated a safety profile similar to PCV20 across all doses studied. The results from this study informed advancement of our modified VAX-31 infant Phase 2 dose-finding study. The final positive data from the VAX-24 infant Phase 2 dose-finding study further validated our rationale for exploring higher doses in the ongoing VAX-31 infant Phase 2 study.

For VAX-31, in December 2024 we announced that the first participants were dosed in the first stage of a Phase 2 randomized, dose-finding study of VAX-31 in healthy infants, and in February 2025, we announced that the ongoing study had advanced to the second stage of the study and that the first participants had been dosed. In September 2025, we announced advancement of the modified VAX-31 infant Phase 2 randomized, dose-finding study to the third and final stage. The study advanced to the third and final stage following modifications to the protocol to add a new dose arm to evaluate the VAX-31 Optimized Dose (majority of serotypes dosed at 4.4mcg and the balance dosed at 3.3mcg) and discontinue enrollment in the Low Dose arm. The Middle and High Dose arms are continuing as planned. In January 2026, we announced that we had completed enrollment of this study.
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
Safety and Tolerability Findings:
As shown in Figure 13, based on the full six-month safety data, VAX-31 was observed to be well tolerated and demonstrated a safety profile at all doses studied through the full six-month evaluation period similar to PCV20. As shown in Figure 14 and Figure 15, frequently reported local and systemic reactions were generally mild-to-moderate, resolving within several days of vaccination, with no meaningful differences observed across the cohorts. No serious adverse events were considered to be related to study vaccines.
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
Figure 17.

Based on these positive results, we selected the High Dose of VAX-31 to advance to an adult Phase 3 program. Following an FDA End-of-Phase 2 meeting, we are advancing a comprehensive Phase 3 adult clinical program for VAX-31 to support a planned BLA submission. The announced Phase 3 clinical studies, which were finalized in consultation and alignment with the FDA, include the pivotal, noninferiority trial evaluating VAX-31 for the prevention of IPD and pneumonia in adults (OPUS-1); a trial evaluating VAX-31 when administered concomitantly with a licensed, high-dose seasonal influenza vaccine in pneumococcal-naïve adults (OPUS-2); and a trial in adults who have previously received a pneumococcal vaccine (OPUS-3), all of which are currently enrolling participants. Across these three studies, approximately 6,000 adults are expected to be enrolled in total, of whom approximately 3,400 will receive VAX-31, with the intent to generate a broad and robust safety, tolerability and immunogenicity dataset. We are also planning for a manufacturing consistency study (e.g., a lot-to-lot study).

OPUS-1 is evaluating the safety, tolerability and immune responses of VAX-31 in approximately 3,560 adults aged 50 and older through direct, head-to-head comparisons with both PCV21 and PCV20, the current standard-of-care PCVs, with the objective of establishing a best-in-class profile for VAX-31. The trial is also evaluating the safety, tolerability and immune responses of VAX-31 in approximately 440 adults aged 18-49. OPUS-1 is being conducted at approximately 50 sites in the United States.

The key primary immunogenicity objectives of this trial are to demonstrate (i) noninferiority if the lower bound of the two-sided 95% confidence interval for the OPA GMR of VAX-31 exceeds 0.667 compared with PCV21 and/or PCV20 for the 28 serotypes shared with one or both comparators and (ii) superiority if the lower bound of the two-sided 95% confidence interval of the OPA GMR exceeds 2.0 for the three serotypes unique to VAX-31 and serotype 20B versus the comparator vaccines. The trial is also evaluating the safety, tolerability and immune responses of VAX-31 in adults aged 18-49. Key secondary immunogenicity objectives are included to evaluate VAX-31 based on additional measures of non-inferiority, superiority and statistically greater immune responses.

OPUS-2 is a randomized, double-blind, placebo-controlled clinical trial designed to evaluate the safety, tolerability and immunogenicity of VAX-31 when administered either concomitantly with or one month following administration of a licensed, high-dose seasonal influenza vaccine in pneumococcal-naïve, healthy U.S. adults aged 50 years and older. The study is expected to enroll approximately 1,300 participants at approximately 25 sites in the United States. The results of this descriptive study are intended to inform the design of a potential post-licensure outcomes study that further evaluates VAX-31 in concomitant use with an influenza vaccine and to provide supportive evidence as part of the broader Phase 3 dataset.
OPUS-3 is a randomized, double-blind, active-controlled, descriptive clinical trial designed to evaluate the safety, tolerability and immunogenicity of a single dose of VAX-31 in approximately 720 healthy U.S. adults aged 50 years and older with a history of prior pneumococcal vaccination at least six months prior. The study will be conducted at approximately 30 sites in the United States.
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
Figure 20.

Figure 21.
Regulatory Threshold for Superiority (LL95%CI > 10%)
Based on the results of this study, the FDA granted a BTD for VAX-24 for the prevention of IPD in adults.
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
Clinical Programs: Infant Indication
We expect the clinical development of VAX-24 and VAX-31 in infants to follow similar approaches utilized for PCV13, PCV15 and PCV20, where vaccine effectiveness against IPD was inferred from immunologic correlates, and approvals are based on non-inferiority comparisons of IgG responses and totality of data, whereas in the adult population approvals have been based on non-inferiority comparisons of OPA responses. Consistent with the approval processes for PCV13, PCV15 and PCV20 in infants, we do not anticipate that clinical field efficacy trials will be required for VAX-24 or VAX-31 in the pediatric population.

Our Phase 3 and commercial strategy for VAX-24 or VAX-31 for the infant indication will depend on several factors, including the results from our ongoing Phase 2 study for VAX-31. Pending the outcome of our Phase 2 VAX-31 study, we plan to initiate a Phase 3 program with an Optimized Dose formulation of VAX-24 or VAX-31. We expect our Phase 3 program in the pediatric population to focus on evaluating non-inferiority to PCV20, the current standard of care in infants, for immunogenicity and seroconversion or antibody concentration threshold; assessing U.S. routine vaccination responses following concomitant administration with our vaccine candidate; and generating a sufficient safety database in infants. The Phase 3 non-inferiority results would then be used to seek approval in the pediatric population. This approach is similar to the approach utilized to develop PCV13, where the immunogenicity of PCV13 was compared to the original 7-valent Prevnar product, which was the standard of care at the time, as well as the approaches for PCV15 and PCV20, which were compared to PCV13.
VAX-24

The VAX-24 Phase 2 infant study was a randomized, observer-blind, dose-finding two-stage clinical study evaluating the safety, tolerability and immunogenicity of VAX-24 at three dose levels, 1.1mcg, 2.2mcg, and 2.2mcg/ 4.4mcg, and compared to PCV15 and PCV20 in healthy infants. The Stage 1 portion of the study evaluated the safety and tolerability of a single injection of VAX-24 at three dose levels compared to PCV15 in 48 infants in a dose-escalation approach. The Stage 2 portion evaluated the safety, tolerability and immunogenicity of VAX-24 at three dose levels and compared to PCV20 in 789 healthy infants. In line with recommendations from the ACIP, the study design included a primary immunization series consisting of three doses given at two months, four months and six months of age, followed by a subsequent booster dose at 12-15 months of age. The key prespecified immunogenicity study endpoints included an assessment of immune responses for all three VAX-24 doses and compared to PCV20 on the shared serotypes measured at 30 days post-dose three (“PD3”) and post-dose four (“PD4”). Immune responses were assessed based on anti-pneumococcal polysaccharide serotype-specific IgG responses (proportion of participants achieving the accepted IgG threshold value of ≥0.35mcg/ml) at 30 days PD3 and IgG geometric mean titer ratios at 30 days PD4. All participants in the study were evaluated for safety through six months following the booster dose.
Figure 28 is a schematic of the overall study design of our VAX-24 infant Phase 2 study:
Figure 28.

In March 2025, we announced positive topline, interim data from the VAX-24 infant Phase 2 study and, in November 2025, we announced final safety, tolerability, and immunogenicity results that were consistent with the positive interim data reported in March 2025 and showed that VAX -24 elicited robust, dose-dependent immune responses, with little to no evidence of carrier suppression observed. The final data analysis included full 6-month safety results and complete post-dose 3 (primary immunization series) and post-dose 4 (booster dose) IgG and OPA results. The key immunogenicity endpoints included an assessment of immune responses for each of the VAX-24 dose levels (Low, Mid, Mixed) in comparison with PCV20 for the 20 common and 4 unique serotypes in VAX-24. At 1-month post-dose 3 and post-dose 4, immune responses were assessed based on serotype-specific IgG seroconversion rates (IgG threshold value of ≥0.35mcg/mL). IgG GMRs were also assessed at 1-month post-dose 3 and post-dose 4, along with other key immunogenicity endpoints, including OPA.

Post-dose 3, all VAX-24 doses met target precedent Phase 2 non-inferiority (NI) criteria on relative seroconversion rates (lower limit of the 95% confidence interval for the difference between the proportion of participants achieving the pre-defined seroconversion rate (IgG concentration ≥0.35 mcg/mL) for the highest circulating serotypes, as defined by the percentage of IPD caused in individuals <5 yrs of age in the U.S. in 2023 based on ABC surveillance data, contained in VAX-24. The Low and Mid doses met the seroconversion rate criteria for 20 of 24 serotypes overall and the Mixed Dose met such criteria for 19 of 24 serotypes. The Mid and Mixed Doses met the target Phase 2 IgG GMR point estimate of >0.6 for 21 of 24 serotypes.

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

In this study, VAX-24 was well-tolerated and demonstrated a safety profile similar to PCV20 across all doses studied. Frequently reported local and systemic reactions were generally mild-to-moderate, resolving within several days of vaccination, with no meaningful differences observed across the cohorts. No serious adverse events were considered to be related to study vaccines.

The final positive data from the VAX-24 infant Phase 2 dose-finding study further validated our rationale for exploring higher doses in the ongoing VAX-31 infant Phase 2 study.
VAX-31
The VAX-31 Phase 2 infant study is a randomized, double-blind, active controlled, dose-finding, three-stage clinical study evaluating the safety, tolerability and immunogenicity of VAX-31 compared to PCV20 in healthy infants. Stage 1 of the study evaluated the safety and tolerability of VAX-31 at three dose levels (Low, Middle and High) and compared to PCV20 in 48 infants in a dose-escalation approach. In the Low, Middle and High Doses, all serotypes were dosed at 1.1mcg, 2.2mcg and 3.3mcg, respectively, except serotypes 1, 5 and 22F, which were dosed at 1.65mcg, 3.3mcg, and

4.4mcg, respectively. Participants who received VAX-31 in Stage 1 continued the standard dosing regimen as part of Stage 2. Stage 2 is evaluating the safety, tolerability and immunogenicity of VAX-31 at the same three dose levels and compared to PCV20. In line with recommendations from the ACIP, the study includes a primary immunization series consisting of three doses given at two, four and six months of age, followed by a subsequent booster dose at 12-15 months of age. On September 2025, we announced advancement of the VAX-31 infant Phase 2 randomized, dose-finding study to the third and final stage following modifications to the protocol to add a new dose arm to evaluate the VAX-31 Optimized Dose (majority of serotypes dosed at 4.4mcg and the balance dosed at 3.3mcg) and discontinue enrollment in the Low Dose arm. The Middle and High Dose arms are continuing as planned.The key prespecified immunogenicity study endpoints include an assessment of immune responses for each of the VAX-31 dose levels in comparison with PCV20 for the 20 common and 11 unique serotypes in VAX-31. Post-primary series PD3 immune responses will be assessed based on serotype-specific IgG seroconversion rates (proportion of participants achieving the accepted IgG threshold value of ≥0.35mcg/mL) at 30 days PD3. IgG geometric mean titers will be assessed at 30 days PD3 and PD4, along with other key immunogenicity endpoints. All participants in the study will be evaluated for safety through six months following the booster dose.
Figure 29 is a schematic of the overall study design of our VAX-31 infant Phase 2 study:
Figure 29
We expect to announce topline safety, tolerability and immunogenicity data for the Phase 2 randomized, dose-finding study from the primary three-dose immunization series and booster dose either sequentially or together by the end of the first half of 2027.

Pending the VAX-31 infant study readout, we plan to initiate a Phase 3 program with an Optimized Dose formulation of VAX-24 or VAX-31.
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
Group A Strep Disease Background and Market Opportunity

Streptococcus pyogenes (S. pyogenes or Group A Strep) bacteria cause a wide spectrum of both acute and chronic clinical conditions that lead to considerable disease burden globally. Group A Strep causes an estimated 800 million cases of illness each year and is one of the leading infectious disease-related causes of death and disability worldwide. It is estimated that over 600,000 deaths globally result from Group A Strep, and, even in countries where antibiotic treatment is readily available, Group A Strep has a considerable disease burden contributing more than 600 million cases of pharyngitis per year along with substantial morbidity from cellulitis, invasive disease, and skin infections. The total annual market for a Group A Strep vaccine is estimated at approximately $3 billion to $4 billion globally. The annual economic burden of Group A Strep disease in the U.S. population is estimated to exceed $6 billion resulting from invasive disease and non-severe acute upper respiratory infections. In addition, Group A Strep drives significant antibiotic use, especially among children, and as such contributes towards increased antimicrobial resistance. Among older adults (≥ 65 years) in the United

States, rates of invasive disease and deaths caused by Group A Strep have been increasing over the last decade. Some of the most serious consequences of Group A Strep include invasive diseases such as flesh-eating disease (necrotizing fasciitis), sepsis and sequelae such as rheumatic heart disease ("RHD"). An estimated 55 million people are affected by RHD each year worldwide. Importantly, the majority of Group A Strep infections lead to pharyngitis, commonly known as strep throat, which is highly prevalent in school-age children. In the United States, an estimated 17% of outpatient antibiotic prescriptions dispensed to children aged 3 to 9 years are for the treatment of suspected Group A Strep infections. Studies have indicated that antibiotic resistance to Group A Strep has significantly increased over the past decade, leading the CDC to categorize Group A Strep as a concerning threat. Additionally, the development of vaccines against Group A Strep has become a priority for the WHO amid recognition of the rising disease incidence globally, as well as the need to combat avoidable antibiotic consumption.
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

We nominated the final vaccine candidate for our VAX-A1 program and initiated IND-enabling activities in 2021 and plan to initiate a Phase 1 adult clinical study in 2026, with the primary objective of assessing safety and tolerability.

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
VAX-GI, which includes cell-free produced IpaB conjugated to Shigella flexneri 2a polysaccharide was used to vaccinate mice which were evaluated for generation of a productive immune response and protection. All groups were challenged i.n. (pulmonary infection model) with virulent S. flexneri 2a 2457T or S. sonnei Moseley on day 57 postvaccination. Immunization with S. flexneri 2a OPS-IpaB conjugate vaccine afforded 78% protection against homologous S. flexneri 2a challenge (P < 0.0001) whereas S. flexneri 2a OPS-CRM provided only 50% protection (P = 0.0014) (Figure 33A). IpaB alone conferred 67% protection against S. flexneri 2a (P = 0.0003) (Figure 33A). The trend of higher protective efficacy of OPS-IpaB than of OPS-CRM or IpaB alone suggests that both OPS and IpaB contribute to the observed protective immunity. IpaB- and OPS-specific IgG titers in mice that were protected were significantly higher than titers in those that succumbed to infection (Figure 33C). Importantly, S. flexneri 2a OPS-IpaB exhibited 56% protection against heterologous S. sonnei challenge (P < 0.0001) (Figure 33B). Because Shigella O-polysaccharide immunity is serotype specific, this cross protection is attributable to IpaB. This is consistent with the lack of protection in the OPS-CRM group (11% survival). IpaB alone afforded 44% protection against S. sonnei (P = 0.0003) (Figure 33B), which was not significantly different from the protection elicited by S. flexneri 2a OPS-IpaB. IpaB-specific serum IgG was again significantly higher in mice that were protected against S. sonnei infection (Figure 33D). S. flexneri 2a and S. sonnei IpaBs share >98% homology; therefore, cross protection was expected. The slight difference in IpaB efficacy in the two experiments is likely due to the higher severity of S. sonnei infection (mice succumbed sooner). Unvaccinated control mice had very low to no survival. We plan to pursue conjugate and protein-only approaches simultaneously, as shown in Figure 34.

Figure 33.
Figure 34.

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
Key Agreements
We currently do not own or operate any manufacturing facilities, but our strategic partnerships with Lonza and other contract manufacturing organizations (“CMOs”) provide us with access to substantial resources to facilitate an independent supply path to the market. We have entered into agreements with Lonza, a leading global contract manufacturer with deep domain expertise and experience in large and small-scale production of clinical, as well as commercial-stage products, to secure capacity, technical expertise and resources to support the production of eCRM, polysaccharides and drug substance for our PCV programs. We have also entered into a commercial manufacturing agreement with Lonza to support the potential global commercialization of our PCV candidates in both the adult and pediatric populations. This agreement complements our plans to utilize existing Lonza infrastructure to advance clinical development and the anticipated initial U.S. launch of VAX-31 for the adult population. We have relationships with other leading CMOs for the production of the final drug product for our PCV candidates, for the extract and lysates that we use to manufacture eCRM and for certain raw materials. We have an agreement with Sutro Biopharma pursuant to which Sutro Biopharma supplies us with extract and custom reagents for use in manufacturing preclinical and certain clinical supply of vaccine compositions. In December

2019, we exercised our right to require Sutro Biopharma to establish a second supplier for extract and custom reagents to support future clinical and commercial needs and thereafter initiated a tech transfer to a CMO as a second supplier of extract. In December 2022, we entered into a separate agreement with Sutro Biopharma pursuant to which we enhanced our rights with the second supplier of extract and acquired an option to access expanded rights to develop and manufacture extract, among other rights. In November 2023, we exercised this option and entered in a manufacturing rights agreement to obtain control over manufacturing and development of cell-free extract for our vaccine candidates. In September 2025, we announced a new agreement with Patheon Manufacturing Services, LLC, part of Thermo Fisher Scientific (collectively, "Thermo Fisher") to provide custom commercial fill-finish capacity for our broad-spectrum PCVs at Thermo Fisher's Greenville, North Carolina facility.
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
Unless earlier terminated, the Lonza Commercial Manufacturing and Supply Agreement will remain in effect until December 31, 2038, subject to automatic renewal for up to three additional renewal periods of five years each, unless we elect not to renew (with 24 months advanced notice to Lonza). We are permitted to terminate the Lonza Commercial Manufacturing and Supply Agreement for convenience or for Lonza’s uncured material breach, in each case subject to certain notice obligations. Lonza is permitted to terminate the Commercial Manufacturing and Supply Agreement in the event that we commit certain specified material breaches, including uncured failure to pay material, undisputed amounts of money due to Lonza, subject to certain notice obligations. Either party may terminate the Commercial Manufacturing and Supply Agreement in certain circumstances in the event of the other party’s bankruptcy. In the event that we terminate the agreement for convenience, or Lonza terminates the agreement in the event that we commit certain specified material breaches, then certain termination consequences may be triggered, including that (i) we would forfeit any outstanding entitlement to credit from Lonza of the Repurposing Fee (as defined below), and (ii) we would be obligated to pay Lonza a termination penalty equal to the greater of (a) CHF 70.0 million, or (b) a prespecified number of months’ FTE fees for the actual FTEs assigned to us as of the date of termination. Within 30 days of the Effective Date, we paid Lonza a repurposing fee (the “Repurposing Fee”) of CHF 27.0 million that will be credited back to us over a 10-year period starting upon commencement of commercial production. In the event of termination under certain circumstances, Lonza shall be obligated to provide certain wind-down and transition services to us for up to 12 and 24 months, respectively.

2026 Development and Manufacturing Services Agreement

On February 18, 2026, we entered into a development and manufacturing services agreement with Lonza, effective as of January 1, 2026, pursuant to which Lonza will perform manufacturing process development and commercial manufacture and supply of certain key components for our proprietary PCV franchise. Under the agreement, we will pay Lonza for development and manufacturing services, in addition to paying for certain raw material and other costs. We will be required to purchase, and Lonza will be required to supply, the components pursuant to the relevant purchase orders under the agreement. In consideration of the commercial supply services and Lonza’s other obligations under the agreement, we will pay Lonza a daily fee for Lonza’s operation of the facility solely to actively manufacture the components. With respect to such commercial supply, and subject to termination rights, we and Lonza have agreed to a mutually binding percentage of annual facility capacity that shall be utilized by Lonza fully and exclusively for Lonza’s performance of services thereunder, which percentages may be adjusted under certain circumstances.

Unless earlier terminated, the agreement will remain in effect until December 31, 2038, subject to automatic renewal for up to three additional renewal periods of five years each, unless we elect not to renew. We may terminate the agreement for convenience, and the agreement contains customary for-cause termination rights for each party. If the Agreement is terminated (i) by us for convenience, or (ii) by Lonza for our uncured failure to pay material, undisputed amounts of money due to Lonza, then we shall pay Lonza certain cancellation fees as specified in the agreement.
Sutro Biopharma Agreements
Amended and Restated License Agreement
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

Thermo Fisher Scientific Agreement

Commercial Manufacturing and Supply Agreement

In September 2025, we entered into a master services agreement with Thermo Fisher, pursuant to which Thermo Fisher will formulate, fill, inspect, package, label, test, manufacture and supply drug product for us at Thermo Fisher’s facility in Greenville, North Carolina (the "Thermo Fisher Commercial Manufacturing and Supply Agreement"). Pursuant to the Thermo Fisher Commercial Manufacturing and Supply Agreement, we have agreed to order drug product from Thermo Fisher based on certain binding forecast periods and established prices. In addition, we will also pay Thermo Fisher for technology transfer activities and reimburse Thermo Fisher for certain out-of-pocket capital expenditures under the terms of the agreement.

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
Within the current pneumococcal vaccine market, Pfizer, Merck and GSK have comprised the significant majority of market share and sales, with Pfizer’s PCV13 and PCV20, Merck’s PPSV23, PCV15 and PCV21 and GSK’s Synflorix totaling a combined $8.5 billion in global pneumococcal vaccine sales in 2025 (approximately 77%, 21% and 2%, of such sales for these three product families, respectively).

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

Pfizer announced in 2024 that it is developing a 25-valent PCV candidate that is currently in adult and pediatric Phase 2 clinical trials, and that it is working on a 30-plus valent PCV candidate that is in preclinical development. Pfizer announced in November 2025 that it plans to initiate adult and pediatric pivotal trials evaluating PCV25 in 2026.

In September 2025, Merck announced positive results from its Phase 3 study evaluating PCV21 in children aged 2–17 with increased risk for pneumococcal disease. Merck is also advancing additional next-generation PCV candidates through multiple early-phase clinical studies evaluating different formulations.

GSK, which previously acquired vaccine developer Affinivax, was previously developing a 24‑valent affinity‑bound pneumococcal vaccine candidate in adults and infants. In October 2024, GSK announced the termination of its adult 24-valent program in favor of a preclinical 30-plus valent candidate. In October 2025, GSK announced the initiation of a Phase 1 study in Australia evaluating its 30-plus valent candidate in adults. In the fourth quarter of 2025, GSK removed its pediatric 24-valent candidate, which had previously advanced into a Phase 2 clinical trial program, from its publicly disclosed pipeline.

Sanofi and SK bioscience have partnered to develop a 21-valent PCV and, in June 2023, announced positive results from their Phase 2 clinical trials in infants. In December 2024, Sanofi and SK bioscience announced the initiation of a global pediatric Phase 3 clinical program of their 21-valent PCV candidate, as well as an expanded agreement to develop, license and commercialize "next-generation" PCVs for both pediatric and adult populations. In February 2026, SK bioscience announced that it expected topline results from this Phase 3 study to be available in 2027, and that a next-generation PCV candidate, also co-developed with Sanofi, was in preclinical development with clinical trial entry expected in 2026.

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

The competitive landscape for vaccine development for Group A Strep was dormant for more than three decades. However, the FDA lifted a 30-year ban on Group A Strep vaccine clinical trials in 2005, and research has slowly started to resurface, mostly in academic institutions. Based on publicly available information, a limited number of Group A Strep vaccine candidates are in development, including programs at the GSK Vaccines Institute for Global Health which is in a preclinical stage, Moderna which has a candidate in a Phase 1 study, and Griffith University which has an ongoing Phase 1/2 clinical study in healthy adults, as well as other early-stage efforts including VaxForm and BioMVis that have been described as preclinical or otherwise early in development. We are not aware of any Group A Strep vaccine candidate in clinical development that is designed to provide broad coverage across all Group A Strep strains. Competition in this area is expected to be based on clinical profile and development progress, including potential efficacy, safety and tolerability, dosing regimen and convenience, manufacturing feasibility, and pricing and access dynamics. In addition, we are aware that some companies are developing therapeutic approaches for Group A Strep-associated diseases that may overlap with certain clinical or commercial segments targeted by Group A Strep vaccines.

Based on publicly available information, we are aware of a limited number of Shigella vaccine programs in clinical development, including candidates being advanced by Valneva and LimmaTech. In addition, we are aware that some companies are developing therapeutics for other indications that target pathogens or biological mechanisms that may overlap with the underlying pathogens associated with Shigella, which could compete in certain patient populations or clinical settings. Competition in this area is expected to be based on clinical profile and development progress, including potential efficacy, safety and tolerability, dosing regimen and convenience, manufacturing feasibility, and pricing and access dynamics.
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

Our patent portfolio as of February 24, 2026 contains four issued U.S. patents and multiple issued international patents, multiple pending patent applications in the United States and internationally, and multiple pending patent cooperation treaty applications that are owned by us, as well as certain foreign counterparts of a subset of these patent applications in foreign countries, including Australia, Brazil, Canada, China, India, Israel, Japan, South Korea, Taiwan, Mexico, New Zealand, the Philippines, Singapore, South Africa and countries within the European Patent Convention and the Eurasian Patent Organization. For our pneumococcal vaccines, these patent applications are directed to vaccine formulations, protein-antigen conjugates, methods of making protein-antigen conjugates and other processes related to vaccine production, and the promotion of immunogenicity using the protein-antigen conjugates and vaccines. For our Group A Strep vaccine, these patent applications are directed to vaccine formulations, protein-antigen conjugates, vaccines and components thereof, as well as processes for their manufacture. If issued, the 20-year term expiration dates of our patents will expire between 2037 and 2043, not including any extension of the patent term that may be available in certain jurisdictions. We continue to seek to maximize the scope of our patent protection for all our programs.
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

Before conducting studies in humans, laboratory evaluation of product chemistry, toxicity and formulation, and other nonclinical studies must be conducted. Preclinical toxicology studies in animals must be conducted in compliance with applicable federal regulations and requirements, including good laboratory practices and the Animal Welfare Act and its implementing regulations.

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
All clinical trials for new drugs and biologics must be conducted under the supervision of one or more qualified principal investigators in accordance with GCPs, which include the requirement that all research subjects provide their informed consent for their participation in any clinical trial. They must be conducted under protocols detailing, among other things, the objectives of the applicable phase of the trial, dosing procedures, research subject selection, exclusion criteria and the safety and effectiveness criteria to be evaluated. Each protocol must be submitted to the FDA as part of the IND application, and progress reports detailing the status of the clinical trials must be submitted to the FDA annually. Sponsors must also report to the FDA within specified timeframes, serious and unexpected adverse reactions, any clinically significant increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigator’s brochure or any findings from other studies or animal or in vitro testing that suggest a significant risk in humans exposed to the vaccine candidate. An IRB at each institution participating in the clinical trial must review and approve the protocol before a clinical trial commences at that institution, approve the information regarding the trial and the consent form that must be provided to each research subject or the subject’s legal representative, and monitor the trial until completed.
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

Among policymakers and payors in the United States, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. For example, in August 2022, the Inflation Reduction Act of 2022 (“IRA”) was signed into law, which among other things, enables the Centers for Medicare & Medicaid Services (“CMS”) to assert control over the prices of certain single-source drugs and biotherapeutics reimbursed under the Medicare Drug Price Negotiation Program, subjects drug manufacturers to potential civil monetary penalties and a significant excise tax for offering a price that is not equal to or less than the government-imposed “maximum fair price” under the law; imposes Medicare rebates for certain Part B and Part D drugs where relevant pricing metrics associated with the products increase faster than inflation; and redesigns the funding and benefit structure of the Medicare Part D program, potentially increasing manufacturer liability while capping annual out-of-pocket drug expenses for Medicare beneficiaries. These provisions started taking effect incrementally in late 2022 and currently are subject to various legal challenges. Further, as of January 1, 2023, the IRA eliminates patient cost sharing for FDA-approved adult vaccines that are recommended by the ACIP and covered under Medicare Part D and mandates that all state Medicaid programs cover FDA-approved adult vaccines that are recommended by the ACIP and their administration without cost sharing as of October 1, 2023. In addition, in December 2024, CMS released revised guidance on the Part D Manufacturer Discount Program, which requires manufacturers to take on more of the beneficiary cost previously subsidized by the federal government through the application of increased drug discounts. The IRA does not change either VFC or the related provisions added in 2010 under the ACA. VFC was established to give first-dollar coverage to children up to 18 years of age whose families could not pay for vaccinations while the ACA guaranteed coverage of vaccines without cost sharing for Americans who are either privately insured or newly covered in states that expanded Medicaid. Unless an exception applies, single-source vaccines can qualify for Medicare price negotiations 11 years after their BLA is approved and become subject to the IRA’s negotiated maximum fair price ceiling two years after that. In addition, certain vaccines, including pneumococcal virus vaccines, are excluded from the Medicare Part B inflation rebate. CMS also has stated in guidance and rulemaking that it is not imposing Medicare Part D inflation rebates at this time on vaccines and other drugs and biologics that are not “covered outpatient drugs” under Medicaid or otherwise do not have an obligation to report drug pricing data to Medicaid. Additionally, the IRA contains a limited small biotech exception, which applies on a drug-specific basis, and qualifying drugs may be exempt from possible pricing negotiation through 2028 and eligible for a lower limit (i.e., a price floor) on the potential maximum fair price in 2029 and 2030, if the manufacturers of those drugs continue to qualify each year. By February 1 of each year, CMS announces the list of the next Medicare Part B and Part D drugs selected for negotiation under the IRA.

Prior to the IRA, in March 2010, the ACA was passed, which substantially changed the way healthcare is financed by both the government and private insurers and significantly impacts the U.S. pharmaceutical industry. The ACA, among other things: (i) increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extended the rebate program to individuals enrolled in Medicaid managed care organizations; (ii) created a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for certain drugs and biologics that are inhaled, infused, instilled, implanted or injected; (iii) established an annual, nondeductible fee on any entity that manufactures or imports certain specified branded prescription drugs and biologic agents apportioned among these entities according to their market share in specific government healthcare programs; (iv) expanded the eligibility criteria for Medicaid programs; (v) created a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research; (vi) created a new Medicare Part D coverage gap discount program which the IRA replaced, in which manufacturers were required to offer 70% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D (as discussed above, the IRA replaced this program with the Part D Manufacturer Discount Program effective January 1, 2025); and (vii) established a Center for Medicare & Medicaid Innovation at the CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drugs.

There have been judicial and legislative challenges to certain aspects of the ACA. By way of example, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was signed into law and included a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on specific individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” The Bipartisan Budget Act of 2018, among other things, amended the ACA, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” On June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the "individual mandate" was repealed by Congress. More recently, a challenge to the ACA advanced to the U.S. Supreme Court. Specifically, in Braidwood Management v. Becerra, the plaintiffs argued that the ACA’s requirement that insurance cover certain preventive services without cost sharing is unconstitutional. In March 2023, the judge struck down the requirement with immediate nationwide effect by ruling, in part, that members of a panel charged under the ACA with recommending preventative services coverage had been appointed in an unconstitutional manner. Parties on both sides of the lawsuit appealed this ruling, and in June 2024 the U.S. Court of Appeals for the Fifth Circuit (Fifth Circuit) held, among other things, that the ACA’s requirement that group health plans and health insurance issuers cover certain preventative services without cost-sharing is unconstitutional. After granting the government’s petition for certiorari in the case, the U.S. Supreme Court announced its decision in June 2025 upholding the constitutionality of the ACA’s preventive‑services mandate.

Other legislative and executive changes have been proposed or adopted since the ACA was enacted. For example, on August 2, 2011, the Budget Control Act of 2011 was signed into law, which, among other things, resulted in aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, including the Infrastructure Investment and Jobs Act, will remain in effect through the first seven months of 2032, unless additional Congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.
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

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law. The OBBBA is projected to decrease federal health care spending by approximately $1 trillion by reducing Medicaid spending and enrollment and making changes to federal Medicare spending. The law also made changes to ACA marketplace enrollment that are projected to decrease the number of individuals with marketplace coverage. It is unclear if these changes will impact the pharmaceutical industry.
United States Healthcare Fraud and Abuse Laws and Compliance Requirements
Federal and state healthcare laws and regulations restrict certain business practices in the biopharmaceutical industry, including anti-kickback and false claims laws and regulations, data privacy and security laws and regulations and transparency laws and regulations.

The federal Anti-Kickback Statute prohibits, among other things, individuals or entities from knowingly and willfully inducing or rewarding the referral of an individual, or offering, paying, soliciting or receiving remuneration, directly or indirectly, overtly or covertly, in cash or in-kind to induce or in return for purchasing, leasing, ordering or arranging for or recommending the purchase, lease or order of any item or service reimbursable under Medicare, Medicaid or other federal healthcare programs. The term “remuneration” has been broadly interpreted to include anything of value. A person or entity does not need to have actual knowledge of this statute or specific intent to violate it in order to have committed a violation.

Federal civil and criminal false claims laws, including the civil False Claims Act, which prohibits, among other things, any individual or entity from knowingly presenting, or causing to be presented, a false claim for payment of government funds or knowingly making, using or causing to be made or used a false record or statement material to an obligation to pay or transmit money to the federal government, or knowingly concealing or improperly avoiding or decreasing an obligation to pay money to the federal government. Private individuals, commonly known as “whistleblowers,” can bring civil False Claims Act qui tam actions, on behalf of the government and may share in amounts paid by the entity to the government in recovery or settlement. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act.

The federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) created additional federal civil and criminal statutes that prohibit, among other things, knowingly and willfully executing a scheme to defraud any healthcare benefit program, including private third-party payors, or making any false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services, including those by private payors. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.

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

Similar state, local and foreign healthcare laws and regulations, such as state anti-kickback and false claims laws, may be broader in scope and may apply regardless of payor, in addition to items and services reimbursed under Medicaid and other state programs. Additionally, there are state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws and regulations that require drug manufacturers to file reports relating to pricing and marketing information or which require tracking gifts and other remuneration and items of value provided to physicians, other healthcare providers and entities; state and local laws that require the registration of pharmaceutical sales representatives; and state and local laws governing the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.
Efforts to ensure compliance with applicable healthcare laws and regulations can involve substantial costs. Violations of federal and state healthcare laws described above can result in significant penalties, including, without limitation, the imposition of significant civil, criminal and administrative penalties, damages, monetary fines, disgorgement, individual imprisonment, exclusion from participation in Medicare, Medicaid and other U.S. healthcare programs, integrity oversight and reporting obligations, contractual damages, reputational harm, diminished profits and future earnings and curtailment or restructuring of operations.
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
Privacy and Data Protection Laws

We are or may become subject to numerous data privacy and security obligations, including federal, state, local, and foreign laws, regulations, guidance, and industry standards related to data privacy, security, and the protection of health-related and other personal data. Such obligations may include, without limitation, the Federal Trade Commission Act, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020 (the “CPRA” and collectively, the “CCPA”), the European Union’s General Data Protection Regulation 2016/679 (the “EU GDPR”), and the EU GDPR as it forms part of the United Kingdom (the “UK”) law by virtue of section 3 of the European Union (Withdrawal) Act 2018, or the UK GDPR, and the ePrivacy Directive. In addition, numerous U.S. states — including, but not limited to California, Colorado, Connecticut, Montana, Oregon, Utah, Texas, and Virginia — have enacted comprehensive data privacy laws in the past few years, and other U.S. states, including Washington and Nevada, have enacted consumer health data privacy laws. Certain privacy and data protection laws and regulations, including HIPAA, establish standards for the protection of certain health information and impose requirements relating to the use, disclosure, and safeguarding of individually identifiable health information by covered entities and their business associates.
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
Employees & Human Capital

As of December 31, 2025, we had 507 full-time employees, with most of those based in the United States. Of our full-time employees, approximately 16% have Ph.D. or M.D. degrees. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

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
We are a clinical-stage biotechnology vaccine company. Investment in clinical-stage companies and vaccine development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential vaccine candidate will not gain regulatory approval or become commercially viable. We do not have any products approved for sale and have not generated any revenue from product sales. As a result, we are not profitable and have incurred losses in each year since inception. Our net losses were $766.6 million and $463.9 million for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, we had an accumulated deficit of $2.2 billion.
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
As of December 31, 2025, we had cash, cash equivalents and investments of $2,442.6 million. We believe our existing cash, cash equivalents and investments will fund our current operating plans through at least 12 months from the filing date of this Annual Report on Form 10-K. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned. Furthermore, we will need to raise substantial additional capital to complete the development, manufacturing and commercialization of our drug candidates. We expect to finance our cash needs through public or private equity or debt financings, third-party (including government) funding and marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements or any combination of these approaches.
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
Due to the significant resources required for the development of our vaccine candidates, we must decide which vaccine candidates to pursue and advance and the amount of resources to allocate to each. Our decisions concerning the allocation of research, development, management and financial resources toward particular vaccine candidates may not lead to the development of any viable commercial vaccines and may divert resources away from better opportunities. For example, although we allocated resources for the development of VAX-24 in the adult population through a Phase 1/2 program, we made the determination to suspend further development of VAX-24 for the adult indication because we chose to advance exclusively VAX-31 for an adult Phase 3 program following the positive results of the VAX-31 adult Phase 1/2 study. Additionally, in August 2025, we announced that as part of our continued focus on strategic capital deployment and in order to prioritize our resources towards our PCV franchise, we had paused the advancement, beyond preclinical development, of VAX-GI while remaining confident in its potential and preserving the option to advance the program in the future. We also discontinued further development of VAX-PG, a vaccine candidate we were developing for periodontal disease, which demonstrated an acceptable safety profile but not sufficient efficacy signals to warrant further investment. Similarly, our potential decisions to delay, terminate, license or collaborate with third parties in respect of certain vaccine candidates may subsequently also prove to be less than optimal and could cause us to miss valuable opportunities. If we make incorrect determinations regarding the viability or market potential of any of our vaccine candidates or misread trends in the biopharmaceutical industry, in particular for vaccines, our business could be seriously harmed. As a result, we may fail to capitalize on viable commercial products or profitable market opportunities, be required to forego or delay pursuit of opportunities with other vaccine candidates that may later prove to have greater commercial potential than those we choose to pursue or relinquish valuable rights to such vaccine candidates through collaboration, licensing or other royalty arrangements in cases in which it would have been advantageous for us to invest additional resources to retain sole development, manufacturing and commercialization rights.
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

Furthermore, our expectations with regard to our scalability and costs of manufacturing may vary significantly as we develop our vaccine candidates and learn more about these critical factors. Conjugate vaccine development is highly complex, and development of broad-valency pneumococcal conjugate vaccines (“PCVs”) is further complicated by the number of components, analytical assays and potential for adjustments, including, but not limited to, changes in raw materials, composition, formulation, manufacturing methods and dosing, which could result in drug substances and/or drug product that may vary between preclinical and clinical studies over time. Over the course of the development and manufacturing of VAX-24, we previously encountered process-related matters that required us to make adjustments to our processes. For example, in 2020 we encountered such process-related matters during our drug substance manufacturing campaign for VAX-24 at Lonza, Ltd. (“Lonza”). The cumulative impact of the time required to make adjustments to our processes led to a delay of our drug substance manufacturing campaign due to scheduling conflicts and capacity constraints at Lonza. There can be no assurance that we or Lonza will be able to successfully manufacture drug substances in a timely manner in the future, or at all. Such process changes and manufacturing delays have caused a change in our Investigational New Drug (“IND”) application timelines in the past and future changes or delays could impact future timelines for

VAX-31, VAX-24 or for our other product candidates. In addition, if we encounter similar manufacturing issues after product approval, it will require inspection and approval of the new manufacturing site and submission of a Biologics License Application (“BLA”) supplement, which may further impede or delay commercialization.

In addition, the preclinical and clinical trial requirements of the FDA, European Medicines Agency (“EMA”) and other regulatory agencies and the criteria these regulators use to determine the safety and immunogenicity or efficacy of a vaccine candidate are determined according to the type, complexity, novelty and intended use and market of the potential products, taking into consideration the benefits and risks for the intended population who will receive the vaccine, as well as the disease(s) to be prevented. Regulatory agencies also evaluate a sponsor’s data to determine whether the manufacturing and facility information assure product quality and consistency. Approvals by the FDA and EMA for existing pneumococcal vaccines, such as Pfizer Inc.'s (“Pfizer”) Prevnar 13® (“PCV13”) and Prevnar 20® (“PCV20”), and Merck & Co., Inc.'s (“Merck”) VAXNEUVANCETM (“PCV15”), Capvaxive® (“PCV21”) and Pneumovax® 23 (“PPSV23”), may not be indicative of what these regulators may require for approval of our vaccine candidates. For example, in the adult population, these existing pneumococcal vaccines were previously approved based on the establishment of non-inferiority of OPA responses relative to the then current standard of care vaccine(s), on a strain-by-strain basis, where non-inferiority was defined as greater than or equal to 0.50 of the lower limit of the two-sided 95% confidence interval of the OPA geometric mean titer ratio. Following discussions with the FDA, the non-inferiority standard in our VAX-31 adult OPUS-1 Phase 3 pivotal, noninferiority trial is set at 0.667. The FDA may challenge our VAX-31 Phase 3 Chemistry, Manufacturing and Controls (“CMC”) strategy, which could cause significant delays or unanticipated costs. Additionally, novel aspects of our vaccine candidates and manufacturing processes may create further challenges in obtaining regulatory approval. The regulatory approval process for our novel vaccine candidates can be more complex and consequently more expensive and take longer than for other, better known or extensively studied pharmaceutical or other vaccine candidates. More generally, approvals by any regulatory agency may not be indicative of what any other regulatory agency may require for approval or what such regulatory agencies may require for approval in connection with new vaccine candidates. Moreover, our vaccine candidates may not perform successfully in clinical trials. Evolving regulatory approaches to vaccine approval decisions may present additional hurdles to development that would necessitate a change to our approach to meet regulatory expectations.
Our vaccine candidates are in clinical or preclinical stages of development and may fail in development or suffer delays that materially and adversely affect their commercial viability. If we are unable to complete development of or commercialize our vaccine candidates or experience significant delays in doing so, our business would be materially harmed.
Our ability to achieve and sustain profitability depends on obtaining regulatory approvals for and successfully commercializing our vaccine candidates, either alone or with third parties, and we cannot guarantee that we will ever obtain regulatory approval for any of our vaccine candidates. We have limited experience in conducting and managing the clinical trials necessary to obtain regulatory approvals, including approval by the FDA, and we may never be able to obtain marketing approval for any of our product candidates. Before obtaining regulatory approval for the commercial distribution of our vaccine candidates, we must conduct extensive preclinical studies and clinical trials to demonstrate the safety and immunogenicity or efficacy of our vaccine candidates.
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
In addition, changes to the standard-of-care or the approval standards for new vaccines have, and could again in the future, change the threshold for achievement of non-inferiority using the established surrogate immune endpoints that our PCVs will need to meet in our clinical trials.
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
Our business and future success depends on our ability to successfully develop, obtain regulatory approval of, and then commercialize our PCV candidates, which include VAX-31, our 31-valent clinical PCV candidate in development for both the adult and pediatric populations, VAX-24, our 24-valent clinical PCV candidate in development for the pediatric population, and VAX-XL, our third-generation PCV candidate designed to provide the broadest coverage of any PCV currently in development. Although VAX-31 has produced positive topline results in a Phase 1/2 clinical study in adults, it may not demonstrate the same results in the adult pivotal Phase 3 study needed to obtain marketing approval from the FDA or comparable foreign regulatory authorities or in infant clinical studies. VAX-31 and VAX-24 will require additional clinical and non-clinical development, regulatory review and approval in multiple jurisdictions, substantial investment, access to sufficient clinical and commercial manufacturing capacity and significant marketing efforts before we can generate any revenue from product sales. We cannot provide any assurance that we will be able to successfully advance our PCV candidates through the development process.

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
•obtaining and maintaining Advisory Committee on Immunization Practices (“ACIP”), comparable foreign regulatory authority, professional society, or other clinical recommendation of our vaccine candidates and the willingness of physicians, operators of clinics, and patients to utilize or adopt any of our future vaccine candidates to prevent or treat age-associated diseases;
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
Vaccine candidates that we successfully develop and commercialize may compete with existing vaccines and new vaccines that may become available in the future. Many of our competitors have substantially greater financial, lobbying, technical, human and other resources than we do and may be better equipped to develop, manufacture and market technologically superior vaccines, including the potential that our competitors may develop chemical processes or utilize novel technologies for developing vaccines that may be superior to those we employ. In addition, many of these competitors have significantly greater experience than we have in undertaking preclinical studies and clinical trials of new products and in obtaining regulatory approvals, including for many vaccine franchises. Accordingly, our competitors may succeed in obtaining FDA approval or a preferred recommendation from ACIP for their products. For example, PCV13 obtained FDA approval for the prevention of invasive pneumococcal disease (“IPD”) in infants based on non-inferior IgG antibody responses relative to Prevnar, using the surrogate immune endpoints established by the prior Prevnar field efficacy study. Pfizer implemented a similar approach to the development of its 20-valent PCV vaccine candidate, PCV20, which was approved by the FDA in June 2021 for use in adults and in April 2023 for use in infants and children. Pfizer announced in 2024 that it is developing a 25-valent PCV candidate ("PCV25") that is currently in adult and pediatric Phase 2 clinical trials, and that it is working on a 30-plus valent PCV candidate that is in preclinical development. Pfizer announced in November 2025 that it plans to initiate adult and pediatric pivotal trials evaluating PCV25 in 2026. Merck received approval for PCV15, its 15-valent PCV, in July 2021 for use in adults and in June 2022 for use in infants and children. Merck announced in June 2024 that PCV21, its 21-valent PCV, received approval from the FDA for use in adults. In September 2025, Merck announced positive results from its Phase 3 study evaluating PCV21 in children aged 2–17 with increased risk for pneumococcal disease. Merck is also advancing additional next-generation PCV candidates through multiple early-phase clinical studies evaluating different formulations. In addition, Sanofi and SK bioscience have partnered to develop a 21-valent PCV and, in June 2023, announced positive results from their Phase 2 clinical trials in infants. In December 2024, Sanofi and SK bioscience announced the initiation of a global pediatric Phase 3 clinical program of their 21-valent PCV candidate, as well as an expanded agreement to develop, license and commercialize "next-generation" PCVs for both pediatric and adult populations. In February 2026, SK bioscience announced that it expected topline results from this Phase 3 study to be available in 2027, and that a next-generation PCV candidate, also co-developed with Sanofi, was in preclinical development with clinical trial entry expected in 2026. GSK, which previously acquired Affinivax, was previously developing a 24‑valent affinity‑bound pneumococcal vaccine candidate in adults and infants. In October 2024, GSK announced the termination of their adult 24-valent program in favor of a preclinical 30-plus valent candidate. In October 2025, GSK announced the initiation of a Phase 1 study in Australia evaluating its 30-plus valent candidate in adults. In the fourth quarter of 2025, GSK removed its pediatric 24-valent candidate, which had previously advanced into a Phase 2 clinical trial program, from its publicly disclosed pipeline.
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
Even if any of our vaccine candidates receive marketing approval, they may fail to receive recommendations for use by regulators or advisory boards that recommend vaccines, or gain market acceptance by physicians, patients, third-party payors and others in the medical community. If such vaccine candidates do not achieve an adequate level of acceptance, we may not generate significant product revenue and may not become profitable. The degree of market acceptance of any vaccine candidate, if approved for commercial sale, will depend on a number of factors, including, but not limited to:
•receiving the U.S. Centers for Disease Control and Prevention (“CDC”), ACIP, comparable foreign regulatory authority, professional society, or other clinical recommendation for use;
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
In the United States, the CDC and ACIP develop vaccine recommendations for both children and adults, as do professional societies and similar agencies around the world. To develop its recommendations, the ACIP forms working groups that gather, analyze and prepare scientific information. The ACIP also considers many of the factors above, as well as myriad additional factors such as the value of vaccination for the target population regarding the outcomes, health economic data and implementation issues. The ACIP recommendations are also made within categories, such as in an age group or a specified risk group. For example, the ACIP may determine that a preferred recommendation in a smaller child population may be more economical than recommending vaccinations for a larger adult population, which could adversely impact our market opportunity.
New pediatric vaccines that receive an ACIP preferred recommendation are almost universally adopted, and adult vaccines that receive a preferred recommendation are widely adopted. Recent changes to federal vaccine policy have introduced new uncertainties regarding the regulatory, legal, and reimbursement landscape for vaccines in the United States. Such changes have resulted in the American Academy of Pediatrics and other recommending bodies or organizations to generate their own recommended pediatric vaccine schedule. We may need to engage with additional professional societies or organizations to secure access for both adults and infants.

The ACIP's composition and decisions could influence the pathway for new vaccines to receive a positive recommendation or the impact of a positive recommendation. If our vaccine candidates are approved but fail to receive CDC, ACIP, comparable foreign authority, professional society, or other clinical recommendations, or fail to achieve market acceptance among physicians, healthcare providers, patients, third-party payors or others in the medical community, we will not be able to generate significant revenue. Even if our products achieve market acceptance, we may not be able to maintain that market acceptance over time if new products or technologies are introduced that are more favorably received than our products, are more cost effective or render our products obsolete.
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
We rely on third-party contract manufacturers to manufacture preclinical and clinical trial product materials and supplies for our needs. There can be no assurance that our preclinical and clinical development product supplies will not be limited or interrupted or be of satisfactory quality or continue to be available on acceptable terms. Over the course of the development and manufacturing of VAX-24, we previously encountered process-related matters that required us to make adjustments to our processes. For example, in 2020 we encountered such process-related matters during our drug substance manufacturing campaign for VAX-24 at Lonza. The cumulative impact of the time required to make adjustments to our processes led to a delay of our drug substance manufacturing campaign due to scheduling conflicts and capacity constraints at Lonza. There can be no assurance that we or Lonza will be able to successfully manufacture drug substances in a timely manner in the future, or at all. Such process changes and manufacturing delays have caused a change in our IND timelines in the past and future changes or delays could impact future timelines for VAX-31, VAX-24, or for our other product candidates. Since we utilize third-party manufacturers, we are also subject to their scheduling commitments for their other clients. Scheduling conflicts with Lonza’s other clients have contributed to manufacturing delays in the past, and there is no guarantee that future scheduling conflicts or related capacity constraints will not affect our manufacturing campaigns and related timelines. Certain aspects of our manufacturing process for our clinical trial product materials and supplies have also been adversely affected by macroeconomic factors in the past and may in the future be adversely affected by these and numerous other factors, including earthquakes and other natural or man-made disasters, economic downturns, equipment failures, labor shortages, health epidemics, power failures and significant changes in trade policies.
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

Based on our VAX-31 End-of-Phase 2 meeting with the FDA, we believe there is confirmation that the planned immunogenicity analyses are sufficient to support licensure and an efficacy study is therefore not required. In the event that we are required to conduct any field efficacy studies for VAX-31 or any of our other product candidates, enrollment of a sufficient number of subjects may require additional time and resources given widespread vaccination rates in the United States, particularly in the pediatric population. As a result, we may be required to conduct any such trials outside the United States, which could cause additional complexity and delay. Delays in enrollment may result in increased costs or may affect the timing or outcome of any clinical trials we may conduct, which could prevent completion of these trials and adversely affect our ability to advance the development of our vaccine candidates.
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
We currently have no sales, marketing or distribution capabilities and as an organization have no experience in marketing products. If we develop an in-house marketing organization and sales force, we will require significant expenses, management resources and time, and we will have to compete with other pharmaceutical and biotechnology companies to recruit, hire, train and retain marketing and sales personnel.
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
If our information technology systems or those of the third parties upon which we rely, are or were compromised, we could experience adverse consequences resulting from such compromise, including, but not limited to, significant fines or other liability; regulatory investigations or actions; disruptions of our development programs or business operations; harms to our reputation; and other adverse consequences.
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
On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was signed into law in the United States, and contains a wide range of tax reform provisions, including extending and modifying certain key Tax Act provisions, such as 100% bonus depreciation and the business interest expense limitation. Additionally, the OBBBA repealed mandatory capitalization and amortization of domestic R&D expenses, reverting to the immediate expensing of R&D expenditures for tax years beginning in 2025. Further, the OBBBA provided for an election to deduct the remaining unamortized domestic R&D expense as of December 31, 2024, either entirely in 2025 or over two years, in 2025 and 2026.

The American Rescue Plan Act (“ARPA”) was signed on March 11, 2021. One of the provisions of the ARPA included a modification to the provision limiting the deductibility of executive compensation expense, expanding the definition of covered employees to include the top five highest compensated employees beyond the CEO, CFO and three highest paid officers. The provision was further modified by the OBBBA, which made the provision applicable to publicly traded companies and all members of their controlled group (as opposed to members of the affiliated group, as prescribed under prior law). All changes are effective for tax years beginning after December 31, 2025. While we do not believe that these modifications will have a material impact on our income tax provision currently, we will continue to monitor this provision.
We are unable to predict what tax changes may be enacted in the future or what effect such changes would have on our business, but such changes could affect our effective tax rate and could have an adverse effect on our overall tax position in the future, along with increasing the complexity, burden, and cost of tax compliance.
Our ability to utilize our net operating loss ("NOL") carryforwards and certain other tax attributes may be limited.
We have incurred substantial losses since inception and do not expect to become profitable in the near future, if ever. As of December 31, 2025, we had federal and state NOL carryforwards of $796.1 million and $1,907.7 million, respectively. The federal and state loss carryforwards, except the federal loss carryforward arising in tax years beginning after December 31, 2017, begin to expire in 2034 unless previously utilized. Federal NOLs arising in tax years beginning after December 31, 2017 have an indefinite carryforward period and do not expire. As of December 31, 2025, we also had federal and state research credit carryforwards of $40.3 million and $12.3 million, respectively. The federal research and development tax credit carryforwards expire beginning in 2039 unless previously utilized, and the state research and development tax credits can be carried forward indefinitely. In general, a corporation that undergoes an “ownership change” (generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a rolling three-year period) is subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income. We have experienced ownership changes in the past. There were no ownership changes identified in 2025, as such we have determined that no federal research credits will expire unutilized or are excluded from our research carryforwards as of December 31, 2025. Subsequent ownership changes may affect the limitation in future years. As a result, if, and to the extent that we earn net taxable income, our ability to use our pre-change NOLs to offset such taxable income may be subject to limitations.
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
The FDA has recently indicated consideration of additional evidentiary standards for certain vaccine approvals, including potential requirements for expanded clinical trials, additional safety data, and additional post-marketing surveillance. If applied, these changes may increase the time, cost, and complexity of developing and commercializing our vaccine candidates, and may delay or prevent the approval of new vaccines or updates to existing products.
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
The FDA’s and other regulatory authorities’ policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our vaccine candidates. For example, on June 28, 2024, the U.S. Supreme Court, in Loper Bright Enterprises v. Raimondo, overturned long-standing precedent regarding the deference courts owe to agencies’ interpretation of ambiguous statutes in their rulemaking. While the impact of the Loper Bright decision on our business and regulatory strategy is unknown, the decision generally may, among other things, increase the frequency of challenges to decisions and rulemaking of health regulators, including FDA determinations of drug approval and market exclusivity and the Centers for Medicare & Medicaid Services ("CMS") rules regarding reimbursement, and also impact the speed at which such health regulators make decisions and issue regulations.
Changes to federal vaccine recommendations could lower utilization, change reimbursement for our products, and create access challenges because vaccine coverage requirements, including limits on cost-sharing, for nearly all insurers are linked to ACIP and CDC recommendations.These changes may affect the scope of liability protections under the National Vaccine Injury Compensation Program, insurance coverage and reimbursement for certain vaccines, and the requirements for state-level vaccine mandates. Ongoing and potential reforms to the federal vaccine injury compensation system, as well as increased state-level divergence from federal recommendations, may further impact our business, operations, and financial condition.
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
The Biologics Price Competition and Innovation Act of 2009 (the “BPCIA”) established an abbreviated pathway for the approval of biosimilar and interchangeable biological products. The regulatory pathway establishes legal authority for the FDA to review and approve biosimilar biologics, including the possible designation of a biosimilar as “interchangeable” based on its similarity to an approved biologic. Under the BPCIA, an application for a biosimilar product cannot be approved by the FDA until 12 years after the reference product was approved under a BLA and the FDA will not accept an application for a biosimilar product based on the reference biological product until four years after the date of first licensure of the reference product, and will not approve a biosimilar until 12 years after the date of first licensure. These periods of exclusivity can be extended by six months by obtaining pediatric exclusivity. In addition, if the reference product is protected by patents, the biosimilar manufacturer and reference product manufacturer must engage in a complex process called the “patent dance.” The FDA has not yet approved a biosimilar vaccine.

In addition, there is a risk that any exclusivity period we receive for any of the vaccine candidates we develop that is approved in the United States as a biological product under a BLA could be shortened due to congressional action or otherwise, or that the FDA will not consider the subject vaccine candidates to be reference products for competing products, potentially creating the opportunity for biosimilar competition sooner than anticipated. In October 2025, the FDA announced that it will no longer require comparative efficacy studies to establish biosimilarity. In addition, although it has not announced a formal policy, the FDA is no longer requiring switching studies for interchangeable products. In addition, the FDA’s updated guidance no longer requires an interchangeability statement on labeling. The FDA’s more expansive view of interchangeability may allow more biosimilars to be automatically substituted for the reference product upon approval.

Our relationships with customers, physicians and third-party payors are subject, directly or indirectly, to federal and state healthcare fraud and abuse laws, health information privacy and security laws and other healthcare laws and regulations. If we or our employees, independent contractors, consultants, commercial partners and vendors violate these laws, we could face substantial penalties.
Healthcare providers, including physicians and third-party payors, in the United States and elsewhere will play a primary role in the recommendation and prescription of any vaccine candidates for which we obtain marketing approval. Our current and future interactions and arrangements with healthcare professionals, principal investigators, consultants, customers, third-party payors, and patients subject us to various federal and state fraud and abuse laws and other healthcare laws.
These laws may constrain the business or financial arrangements and relationships through which we conduct our operations, including how we research, market, sell and distribute our vaccine candidates, if approved. Such laws include:
•the U.S. federal Anti-Kickback Statute, which prohibits, among other things, persons or entities from knowingly and willfully soliciting, offering, receiving or providing any remuneration (including any kickback, bribe or certain rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, lease, order or recommendation of, any good, facility, item or service, for which payment may be made, in whole or in part, under any U.S. federal healthcare program, such as Medicare and Medicaid. The term “remuneration” has been broadly interpreted to include anything of value.A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;

•the U.S. federal civil and criminal false claims laws, including the civil False Claims Act, which prohibits, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment of government funds, including Medicare and Medicaid, that are false or fraudulent, or knowingly making, using or causing to be made or used, a false record or statement material to a false or fraudulent claim, or from knowingly making a false statement to avoid, decrease or conceal an obligation to pay money to the U.S. federal government. Actions under the civil False Claims Act may be brought by the federal government or as a qui tam or whistleblower action by a private individual in the name of the government. Pharmaceutical manufacturers have been investigated and have reached substantial financial settlements under the civil False Claims Act for causing false claims to be presented to the U.S. federal government by engaging in impermissible marketing practices, such as the off-label promotion of a product for an indication for which it has not received FDA approval. In addition, the government may assert that a claim, including items and services resulting from a violation of the U.S. federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act;
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
•the Federal Food Drug, and Cosmetic Act and its implementing regulations, which prohibit, among other things, the adulteration or misbranding of drugs, biologics and medical devices;
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
•analogous U.S. state laws and regulations, including state anti-kickback and false claims laws that may be broader in scope and may apply regardless of payor, in addition to items and services reimbursed under Medicaid and other state programs; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the U.S. federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws and regulations that require drug manufacturers to file reports relating to pricing and marketing information, which require tracking gifts and other remuneration and items of value provided to healthcare professionals and entities; state and local laws requiring the registration of pharmaceutical sales representatives; and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts;
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
In the United States and some foreign jurisdictions, there have been, and we expect there will continue to be, several legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of vaccine candidates, restrict or regulate post-approval activities and affect our ability to profitably sell any vaccine candidates for which we obtain marketing approval. In particular, there have been and continue to be a number of initiatives at the U.S. federal and state levels that seek to reduce healthcare costs and improve the quality of healthcare. For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “ACA”), was passed, which substantially changed the way healthcare is financed by both the government and private insurers and significantly impacts the U.S. pharmaceutical industry. The ACA, among other things: (i) increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extended the rebate program to individuals enrolled in Medicaid managed care organizations; (ii) created a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for certain drugs and biologics that are inhaled, infused, instilled, implanted or injected; (iii) established an annual, nondeductible fee on any entity that manufactures or imports certain specified branded prescription drugs and biologic agents apportioned among these entities according to their market share in specific government healthcare programs; (iv) expanded the eligibility criteria for Medicaid programs; (v) created a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research; (vi) created a Medicare Part D coverage gap discount program (now replaced by the IRA); and (vii) established a Center for Medicare & Medicaid Innovation (“CMMI”) at the CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drugs.

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

Further, in the United States, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug and biological product pricing, reduce the cost of prescription drugs and biological products under government payor programs and review the relationship between pricing and manufacturer patient programs. For example, the IRA, among other things, (i) enables the Department of Health and Human Services (“HHS”) to assert control over the prices of certain single-source drugs and biologics covered under Medicare, (ii) subjects drug manufacturers to civil monetary penalties and a potential excise tax for offering a price that is not equal to or less than the negotiated “maximum fair price” under the law, (iii) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation, and (iv) redesigns the funding and benefit structure of the Medicare Part D program, potentially increasing manufacturer liability while capping annual out-of-pocket drug expenses for Medicare beneficiaries. The IRA also eliminates patient cost sharing for FDA-approved adult vaccines that are recommended by the ACIP and covered under Medicare Part D, and mandates that all state Medicaid programs cover FDA-approved adult vaccines that are recommended by the ACIP and their administration without cost sharing. In addition, in January 2026, the HHS announced the list of 15 drugs that will be subject to the third round of price negotiations.

The IRA is currently subject to legal challenges, and it is unclear how the IRA will be effectuated or changed in the future. However, the IRA does not change either the CDC’s Vaccines for Children program (“VFC") or the provisions added in 2010 under the ACA. The VFC was established to give first-dollar coverage to children up to 18 years of age whose families could not pay for vaccinations while the ACA guaranteed coverage of vaccines without cost sharing for Americans who are either privately insured or newly covered in states that expanded Medicaid. Further, many vaccines are excluded from Medicare Part B rebate requirements.

Additional action has been taken to change healthcare policies. For example, the federal government has shown substantial interest in taking a variety of measures aimed at lowering U.S. prescription drug prices to align with the lowest prices available for the same drugs in comparable developed nations (so called “most favored nation” pricing), including through CMMI models.

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

The development, review and approval of our product candidates are subject to the operational capacity, processes and resource levels of regulatory authorities, which may fluctuate over time and could delay or adversely affect our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including budget and funding levels for critical departments, payment of user fees and reauthorization of user fee programs, staffing levels, retention of key personnel, as well as statutory, regulatory and policy changes. In addition, funding of other government agencies that support research and development activities relevant to FDA review, such as research to understand new technologies or establish new standards, may also fluctuate over time.

Changes in policies or actions that impact the funding, staffing, or operations of regulatory agencies, including changes to the user fee reauthorization process or a failure to reauthorize user fee programs in a timely manner, could lead to changes in review periods or response times. This, in turn, could affect the development and regulatory timelines for approval of new products and related services and have a material adverse effect on our business.
We are subject to stringent and rapidly changing laws, regulations, and rules, contractual obligations, industry standards, policies and other obligations related to privacy and data security. The obligations and restrictions imposed by these requirements can lead to substantial related implementation costs. In addition, our actual or perceived failure to comply with applicable laws and other obligations related to privacy and data security could lead to regulatory investigations or actions; litigation (including class claims) and mass arbitration demands; reputational harm; fines and penalties; loss or revenue or profits; and other adverse business consequences.
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
In the United States, federal, state, and local governments have enacted numerous data privacy and data security laws beyond HIPAA and other healthcare privacy laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). For example, the CCPA imposes obligations on covered businesses, including, but not limited to, providing specific disclosures in privacy notices and affording California residents certain rights related to their personal data. In addition, the CPRA expanded the CCPA’s requirements, including by adding new rights allowing individuals to opt out of the sharing (as defined under the CCPA) of and correct their personal data and limit the use and disclosure of their sensitive personal data, as well as by establishing a new California Privacy Protection Agency to implement and enforce, alongside the California Attorney General, the CCPA. Other U.S. states have also recently enacted comprehensive data privacy laws —including Virginia, Connecticut, Utah, Colorado, Delaware, Indiana, Iowa, Kentucky, Maryland, Minnesota, Montana, New Hampshire, New Jersey, Nebraska, Oregon, Rhode Island, Tennessee, and Texas — and other local, state, and federal laws are currently under consideration. Certain states also impose stricter requirements, such as conducting data privacy impact assessments, for processing certain personal data, including sensitive information. These state laws allow for statutory fines for noncompliance. For example, the CCPA allows for fines of up to $7,500 per intentional violation and allows for private litigants affected by certain data breaches to recover significant statutory damages. While these states, like the CCPA, also exempt some data processed in the context of clinical trials, these developments further complicate compliance efforts, and increase legal risk and compliance costs for us and the third parties upon which we rely. If we become subject to new data privacy laws, at the state level, the risk of enforcement action against us could increase because we may become subject to additional obligations, and the number of individuals or entities that can initiate actions against us may increase (including individuals, via a private right of action, and state actors).
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
Risks Related to Ownership of Our Common Stock
The price of our stock has been and may continue to be volatile, and the value of our common stock has and may continue to decline, any of which could result in substantial losses for investors.
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
•regulatory, recommending body or legal developments in the United States and abroad;
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
International trade policies are subject to periodic revision and may change in response to economic, geopolitical or national security considerations. The U.S. government and certain foreign governments have recently announced new or increased tariffs on imported goods, and additional tariffs or increases in tariffs could be assessed in the future. Pharmaceuticals have historically been exempt from tariffs and have, thus far, been exempt from recently imposed tariffs.

However, the government has recently launched an investigation under Section 232 of the Trade Expansion Act of 1962 to determine the effects on national security of imports of pharmaceuticals and pharmaceutical ingredients, and their derivative products. This investigation is intended to cover both finished generic and branded drug products, medical countermeasures, critical inputs such as active pharmaceutical ingredients and key starting materials, and derivative products of those items. It is possible that this investigation will result in the imposition of tariffs on a range of pharmaceutical products and ingredients, in ways that negatively impact certain aspects of our manufacturing process for our clinical trial product materials and supplies, the level of expenses related to our vaccine candidates or preclinical and clinical development programs, and our business.

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
Item 2. Properties.

Our corporate headquarters is located in San Carlos, California, where we currently lease and occupy 195,633 square feet of laboratory and office space pursuant to an Amended and Restated Lease Agreement (the “Amended and Restated Lease”). Our Amended and Restated Lease premises consist of an aggregate of approximately 258,581 square feet of laboratory and office space, of which (i) 16,731 square feet we currently sublet, and (ii) 46,217 square feet of which the lease commencements will begin starting in 2026. Our Amended and Restated Lease expires on February 28, 2035. We use our corporate headquarters primarily for corporate research, development, regulatory, manufacturing and quality functions. We believe that our existing facilities are adequate to meet our current needs.
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
Holders
As of February 20, 2026, there were approximately 7 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
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
The following stock performance graph compares our cumulative total stock return relative to the cumulative total returns of the Nasdaq Composite Index and the Nasdaq Biotechnology Index for the period from June 12, 2020 (the date our common stock commenced trading on the Nasdaq Global Select Market) through December 31, 2025. The figures below assume an investment of $100 in our common stock at the closing price of $26.15 on June 12, 2020, the date of our IPO, and in each index on the same date and the reinvestment of the full amount of all dividends into shares of common stock; however, no dividends have been declared on our common stock to date. The stockholder returns shown on the graph below are based on historical results and are not indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.
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
Overview
We are a clinical-stage vaccine innovation company engineering high-fidelity vaccines to protect humankind from the consequences of bacterial diseases. We are re-engineering the way highly complex vaccines are made through the XpressCF™ cell-free protein synthesis platform. Unlike conventional cell-based approaches, our system for producing difficult-to-make proteins and antigens is intended to develop and deliver high-fidelity vaccines with enhanced immunological benefits that are beyond the capabilities of conventional approaches.
Our pipeline includes:
•PCV candidates that we believe are among the broadest-spectrum PCV candidates currently in development, targeting the approximately $8 billion global pneumococcal vaccine market. Pneumococcal disease ("PD") is an infection caused by Streptococcus pneumoniae bacteria. It can result in invasive pneumococcal disease (“IPD”), including meningitis and bacteremia, and non-invasive PD, including pneumonia, otitis media and sinusitis. Our broad-spectrum, carrier-sparing PCV candidates, VAX-31, VAX-24 and VAX-XL, are designed to improve upon standard-of-care PCVs for both adults and children by covering the serotypes that are responsible for increasing portions of IPD in circulation and are associated with high case-fatality rates, antibiotic resistance and meningitis, while maintaining coverage of previously circulating strains that are currently contained through continued vaccination.
◦PCV Franchise Adult Indication:
▪VAX-31 is a 31-valent, broad-spectrum, carrier-sparing investigational PCV being developed for the prevention of IPD and pneumonia. VAX-31 is the broadest-spectrum PCV in the clinic, and has the potential to provide protection against both currently circulating and historically prevalent serotypes. VAX-31 was designed to increase coverage, in a single vaccine, to approximately 95% of IPD and approximately 88% of pneumococcal pneumonia circulating in adults in the United States aged 50 and older, with the potential to provide an incremental 14-34% of coverage for IPD and an incremental 19-31% of coverage for pneumococcal pneumonia over current standard-of-care adult PCVs.
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

Based on these positive results, we selected the High Dose of VAX-31 to advance to an adult Phase 3 program.

•In November 2024, we announced that the FDA granted breakthrough therapy designation ("BTD") for VAX-31 for the prevention of IPD in adults and, in August 2025, we announced that the FDA expanded the BTD for VAX-31 to include the prevention of pneumonia caused by Streptococcus pneumoniae.

•In December 2025, following an FDA End-of-Phase 2 meeting, we announced that the first participants were dosed in a Phase 3 pivotal, non-inferiority trial evaluating VAX-31 for the prevention of IPD and pneumonia in adults compared to standard-of-care PCVs ("OPUS-1"). We expect to announce topline safety, tolerability and immunogenicity data from this study in the fourth quarter of 2026.

•In January 2026, we announced the initiation of an additional Phase 3 trial evaluating VAX-31 when administered concomitantly with a licensed, high-dose seasonal influenza vaccine in pneumococcal-naïve adults aged 50 years and older (“OPUS-2”). In February 2026, we announced the initiation of a separate Phase 3 study evaluating VAX-31 in adults previously vaccinated with a lower-valency pneumococcal vaccine (“OPUS-3”). We expect to report safety, tolerability and immunogenicity data from the OPUS-2 and OPUS-3 studies in the first half of 2027. We are also planning for a manufacturing consistency study (e.g., a lot-to-lot study).
◦PCV Franchise Pediatric Indication:
▪VAX-31 is a 31-valent, broad-spectrum, carrier-sparing investigational PCV also being developed for the prevention of IPD in children. VAX-31 is the broadest-spectrum PCV in the clinic designed to cover approximately 92% of IPD in U.S. children under five years of age and approximately 96% of otitis media due to Streptococcus pneumoniae in U.S. children five years of age or under.
▪In December 2024, we announced that the first participants were dosed in the first stage of a Phase 2, randomized, dose-finding study of VAX-31 in infants. Stage 1 of the study evaluated the safety and tolerability of VAX-31 at three dose levels (Low, Middle and High) and compared to PCV20 in 48 infants in a dose-escalation approach. In the Low, Middle and High Doses, all serotypes were dosed at 1.1mcg, 2.2mcg and 3.3mcg, respectively, except serotypes 1, 5 and 22F, which were dosed at 1.65mcg, 3.3mcg, and 4.4mcg, respectively. Participants who received VAX-31 in Stage 1 continued the standard dosing regimen as part of Stage 2.
▪In February 2025, we announced that the Phase 2, randomized, dose-finding study of VAX-31 in healthy infants had advanced to the second stage of the study. Stage 2 of the study is evaluating the safety, tolerability and immunogenicity of VAX-31 at the same three dose levels evaluated in Stage 1 and compared to PCV20. In line with recommendations from the ACIP, the study design includes a primary immunization series consisting of three doses given at two months, four months and six months of age, followed by a subsequent booster dose at 12-15 months of age.
▪In September 2025, we announced advancement of the VAX-31 infant Phase 2 randomized, dose-finding study to the third and final stage following modifications to the protocol to add a new dose arm to evaluate a VAX-31 Optimized Dose (majority of serotypes dosed at 4.4mcg and the balance dosed at 3.3mcg) and discontinue enrollment in the Low Dose arm. The Middle and High Dose arms continued as planned.
▪The modified study is evaluating the safety, tolerability and immunogenicity of VAX-31 and compared to PCV20 in 900 participants, including the 100 participants previously enrolled in the Low Dose arm.
▪In January 2026, we announced that we completed enrollment of this study. We expect to announce topline safety, tolerability and immunogenicity data from the primary three-dose immunization series and booster dose either sequentially or together by the end of the first half of 2027.
▪Pending the VAX-31 Phase 2 infant study readout, we plan to initiate a Phase 3 program in infants with an Optimized Dose formulation of VAX-24 or VAX-31.
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
•In November 2025, we announced final safety, tolerability, and immunogenicity results from the VAX-24 infant Phase 2 study that were consistent with the positive interim data reported in March 2025 and showed that VAX-24 elicited robust, dose-dependent immune responses, with little to no evidence of carrier suppression observed. The final data analysis included full 6-month safety results and complete post-dose 3 (primary immunization series) and post-dose 4 (booster dose) IgG and OPA results. The key immunogenicity endpoints included an assessment of immune responses for each of the VAX-24 dose levels (Low, Mid, Mixed) in comparison with PCV20 for the 20 common and 4 unique serotypes in VAX-24. At 1-month post-dose 3 and post-dose 4, immune responses were assessed based on serotype-specific IgG seroconversion rates (IgG threshold value of ≥0.35mcg/mL). IgG GMRs were also assessed at 1-month post-dose 3 and post-dose 4, along with other key immunogenicity endpoints, including OPA.

In this study, VAX-24 was well-tolerated and demonstrated a safety profile similar to PCV20 across all doses studied. Post-dose 3 and post-dose 4, all VAX-24 doses evaluated demonstrated robust IgG and OPA immunogenicity responses.
•Post-dose 3, all VAX-24 doses met target precedent Phase 2 non-inferiority criteria on relative seroconversion rates (lower limit of the 95% confidence interval for the difference between the proportion of participants achieving the pre-defined seroconversion rate (IgG concentration ≥0.35 mcg/mL) is > -15% for each serotype) for the highest circulating serotypes, as defined by the percentage of IPD caused in individuals <5 yrs of age in the U.S. in 2023 based on the U.S. Center for Disease Control ("CDC") active bacterial core ("ABC") surveillance data, contained in VAX-24. The Low and Mid doses met the seroconversion rate criteria for 20 of 24 serotypes overall and the Mixed Dose met such criteria for 19 of 24 serotypes. The Mid and Mixed Doses met the target Phase 2 IgG GMR point estimate of >0.6 for 21 of 24 serotypes.

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
•The final positive data from the VAX-24 infant Phase 2 dose-finding study further validated our rationale for exploring higher doses in the ongoing VAX-31 infant Phase 2 study.
◦VAX-XL is a third-generation PCV candidate designed to provide the broadest coverage of any PCV currently in development.

•VAX-A1, a novel conjugate vaccine candidate designed to prevent disease caused by Group A Streptococcus (“Group A Strep”). Group A Strep is pervasive globally and causes an estimated 800 million cases of illness annually, including pharyngitis, or strep throat, and certain severe invasive infections and sequelae. There is currently no vaccine against Group A Strep, which is one of the leading infectious disease-related causes of death and disability worldwide and a significant contributor to the prescription of antibiotics in children. We believe we have demonstrated preclinical proof of concept for VAX-A1, the data for which were published in December 2020. We plan to initiate a Phase 1 adult study for VAX-A1 in 2026, with the primary objective of assessing safety and tolerability.

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
Since January 1, 2025, key developments affecting our business include the following:
PCV Franchise Adult Indication:
•FDA Expanded VAX-31 Adult BTD to Include Prevention of Pneumonia Caused by Streptococcus Pneumoniae in Addition to IPD: In May 2025, the FDA expanded the adult BTD for VAX-31 to include the prevention of pneumonia caused by Streptococcus pneumoniae in addition to the prevention of IPD based on the positive topline results from the VAX-31 adult Phase 1/2 study, indicating that VAX-31 may demonstrate substantial improvement over existing therapies.
•Advanced Comprehensive Phase 3 Clinical Program to Support Planned BLA Submission and Validate VAX-31 as Potential New Standard-of-Care Adult PCV to Prevent IPD and Pneumonia: In August 2025, we announced that through a series of interactions with the FDA, including an End-of-Phase 2 meeting, regarding the VAX-31 adult Phase 3 clinical program, the FDA provided input on the adult commercial licensure requirements, including the approximate number of study participants in the Phase 3 program; key immunogenicity and safety endpoints for the pivotal, non-inferiority study; and a continued indication that the scale of the planned immunogenicity and safety assessments are in line with precedent requirements and will be sufficient to support potential licensure. Additionally, as part of ongoing discussions granted under the VAX-31 adult BTD, the FDA provided input on the chemistry, manufacturing and controls (“CMC”) licensure requirements in support of our path to delivering a BLA submission. The VAX-31 High Dose (all serotypes dosed at 3.3mcg or 4.4mcg) has been selected to advance into Phase 3.
•Initiated Phase 3 OPUS-1 Trial: In December 2025 we announced we dosed the first participants in the OPUS-1 trial, with topline data expected in the fourth quarter of 2026. This trial is evaluating the safety, tolerability and immune responses of VAX-31 in approximately 3,560 adults aged 50 and older through direct, head-to-head comparisons with both Capvaxive® ("PCV21") and PCV20, the current standard-of-care PCVs, with the objective of establishing a best-in-class profile for VAX-31. The trial is also evaluating the safety, tolerability and immune responses of VAX-31 in approximately 440 adults aged 18-49. OPUS-1 is being conducted at approximately 50 sites in the United States.
•Initiated Phase 3 OPUS-2 and OPUS-3 Trials: In January 2026, we dosed the first participants in OPUS-2, a Phase 3 descriptive study designed to evaluate the safety, tolerability and immunogenicity of VAX-31 when administered concomitantly with, or one month following, a licensed, high-dose seasonal influenza vaccine in approximately 1,300 pneumococcal-naïve adults aged 50 years and older (defined as having no known prior history of IPD, pneumococcal pneumonia, or receipt of any licensed or investigational pneumococcal vaccine). OPUS-2 is being conducted at approximately 25 sites in the United States. In February 2026, we dosed the first participants in OPUS-3, a Phase 3 descriptive study evaluating the safety, tolerability and immunogenicity of a single dose of VAX-31 in approximately 720 adults aged 50 years and older who have previously received lower-valency pneumococcal vaccines. OPUS-3 is being conducted at approximately 30 sites in the United States. We expect to report safety, tolerability and immunogenicity data from the OPUS-2 and OPUS-3 studies in the first half of 2027. We are also planning for a manufacturing consistency study (e.g. a lot-to-lot study).
•Advancing Toward BLA Submission: Subject to the results of the Phase 3 studies, which are expected to read out in 2026 and 2027, we plan to submit a BLA shortly following the completion of the last Phase 3 study.
PCV Franchise Infant Indication:
•Completed Enrollment of Ongoing VAX-31 Infant Phase 2 Dose-Finding Study: In August 2025, we announced that we had modified the ongoing VAX-31 infant Phase 2 randomized, dose-finding study to add a new dose arm to evaluate a VAX-31 Optimized Dose with the majority of serotypes dosed at 4.4mcg and the balance dosed at 3.3mcg. Both the Middle Dose and High Dose VAX-31 arms in the study are proceeding as planned while we elected to discontinue enrollment in the Low Dose arm. In September 2025, we announced that the first participants had received the Optimized Dose and subsequently announced in January 2026 that we had completed enrollment of the study. The modified study will evaluate VAX-31 in 900 dosed participants, including the 100 participants previously enrolled in the Low Dose arm. We expect to announce topline safety, tolerability and immunogenicity data from the primary three-dose immunization series and booster dose either sequentially or together by the end of the first half of 2027.
•Reported Positive Interim and Final VAX-24 Infant Phase 2 Dose-Finding Study Data: In March 2025, we announced positive topline, interim data from the VAX-24 infant Phase 2 study that enrolled 803 participants. In November 2025, we announced the final safety, tolerability, and immunogenicity results from the study, which were consistent with the positive interim data reported in March 2025 and showed that VAX-24 elicited robust, dose-dependent immune responses, with little to no evidence of carrier suppression observed. The final data analysis included full 6-month safety results and complete post-dose 3 (primary immunization series) and post-dose 4 (booster dose) IgG and OPA results. The totality of data from this study affirms the Company’s strategy to include the higher doses that are being evaluated in the ongoing VAX-31 infant Phase 2 dose-finding study.
Other Pipeline Programs:
•Advancing VAX-A1, a Vaccine Candidate Designed to Prevent Disease Caused by Group A Strep, Into the Clinic: In February 2026, we announced we are planning to initiate a Phase 1 adult study for VAX-A1, a prophylactic vaccine candidate designed to prevent disease caused by Group A Strep, in 2026 with the primary objective of assessing safety and tolerability. Group A Strep remains a major global cause of morbidity and mortality in adults and children and is a leading driver of antibiotic use, underscoring the significant public health burden.
•Introduced Development of VAX-XL, Third-Generation PCV Candidate Designed to Further Expand Disease and Serotype Coverage: In March 2025, we announced VAX-XL, our third-generation PCV candidate designed to provide the broadest coverage of any PCV currently in development for infants or adults.

Equity Financing:
•Completed Public Offering Generating Gross Proceeds of $632.5 million: In February 2026, we completed an underwritten public offering of 12,650,000 shares of common stock, which included the full exercise of the underwriters' option to purchase an additional 1,650,000 shares, at a public offering price of $50.00 per share. The aggregate gross proceeds to us from this offering were $632.5 million, before deducting underwriting discounts and commissions and other offering expenses payable by us.
Other Business:
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
•Appointed Chris Griffith as Chief Business and Strategy Officer: In July 2025, Chris Griffith joined Vaxcyte as Chief Business and Strategy Officer. With more than 20 years of experience spanning corporate and business development, portfolio strategy and business operations, Mr. Griffith brings deep expertise to this newly expanded role. His leadership will help ensure strong cross-functional alignment and execution as we advance our late-stage programs and prepare for the next phase of growth.
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
•Appointed Mike Mullette as Chief Commercial Officer to Lead Commercialization Strategy and Execution: In October 2025, Michael Mullette joined Vaxcyte as Chief Commercial Officer, bringing more than 20 years of global experience in vaccines and biopharmaceuticals, including senior leadership roles at Moderna, Sanofi Pasteur and Lykos Therapeutics. As part of our strategy to prepare for future commercialization of our PCV programs, Mr. Mullette will lead the continued development and execution of global commercialization, including pre-launch planning and cross-functional readiness. He brings extensive launch leadership, having led Moderna’s first ever commercial organization in North America during the COVID-19 pandemic and launched multiple vaccines at Sanofi Pasteur across the U.S., France, Japan, Australia and Canada.
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
We have incurred net losses in each year since inception and expect to continue to incur net losses in the foreseeable future. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending in large part on the timing of our clinical trials and manufacturing activities, and our expenditures on other research and development activities. Our net losses were $766.6 million, $463.9 million, and $402.3 million for the years ended December 31, 2025, 2024 and 2023, respectively. As of December 31, 2025, we had an accumulated deficit of $2,154.9 million and cash, cash equivalents and investments of $2,442.6 million. We believe our cash, cash equivalents and investments will be sufficient to fund our operating expenses and capital expenditure requirements through at least 12 months from the filing date of this Annual Report on Form 10-K.
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
•hire additional personnel;
•scale medical affairs and commercial infrastructure to support anticipated product launches;
•expand our facilities to support our growing workforce and lab activities;
•acquire, discover, validate and develop additional vaccine candidates; and
•obtain, maintain, expand and protect our intellectual property portfolio.
We rely and will continue to rely on third parties to conduct our preclinical studies and clinical trials and for manufacturing and supply of our vaccine candidates. We have no internal manufacturing capabilities, and we will continue to rely on third parties, of which the main suppliers are single-source suppliers, for our preclinical and clinical trial materials. Given our stage of development, we do not yet have a marketing or sales organization and have a limited commercial infrastructure. Accordingly, if we obtain regulatory approval for any of our vaccine candidates, we also would expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution.
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

2026 Development and Manufacturing Services Agreement

On February 18, 2026, we entered into a development and manufacturing services agreement with Lonza, effective as of January 1, 2026, pursuant to which Lonza will perform manufacturing process development and commercial manufacture and supply of certain key components for our proprietary PCV franchise. Under the agreement, we will pay Lonza for development and manufacturing services, in addition to paying for certain raw material and other costs. We will be required to purchase, and Lonza will be required to supply, the components pursuant to the relevant purchase orders under the agreement. In consideration of the commercial supply services and Lonza’s other obligations under the agreement, we will pay Lonza a daily fee for Lonza’s operation of the facility solely to actively manufacture the components. With respect to such commercial supply, and subject to termination rights, we and Lonza have agreed to a mutually binding percentage of annual facility capacity that shall be utilized by Lonza fully and exclusively for Lonza’s performance of services thereunder, which percentages may be adjusted under certain circumstances.

Unless earlier terminated, the agreement will remain in effect until December 31, 2038, subject to automatic renewal for up to three additional renewal periods of five years each, unless we elect not to renew. We may terminate the agreement for convenience, and the agreement contains customary for-cause termination rights for each party. If the Agreement is terminated (i) by us for convenience, or (ii) by Lonza for our uncured failure to pay material, undisputed amounts of money due to Lonza, then we shall pay Lonza certain cancellation fees as specified in the agreement.
Sutro Biopharma
Amended and Restated License Agreement
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

Thermo Fisher Scientific

Commercial Manufacturing and Supply Agreement

On September 24, 2025, we entered into a master services agreement with Patheon Manufacturing Services LLC, part of Thermo Fisher Scientific (collectively, “Thermo Fisher”), pursuant to which Thermo Fisher will formulate, fill, inspect, package, label, test, manufacture and supply drug product for us at Thermo Fisher's facility in Greenville, North Carolina (the "Thermo Fisher Commercial Manufacturing and Supply Agreement"). Pursuant to the Thermo Fisher Commercial Manufacturing and Supply Agreement, we have agreed to order drug product from Thermo Fisher based on certain binding forecast periods and established prices. In addition, we will also pay Thermo Fisher for technology transfer activities and reimburse Thermo Fisher for certain out-of-pocket capital expenditures under the terms of the agreement.

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
Impact of Certain Trends and Macroeconomic Environment
We operate in an industry that is subject to significant government regulation. Our operations are subject to significant risk and uncertainties, including financial, operational, technological, regulatory and political risks. Such factors include, but are not necessarily limited to, the results of clinical testing and trial activities; our ability to adequately demonstrate sufficient safety, tolerability and immunogenicity or efficacy of our vaccine candidates; our ability to enroll subjects in our ongoing and future clinical trials; our ability to successfully manufacture and supply our vaccine candidates for clinical trials or for future potential commercialization; our ability to obtain additional capital to finance our operations; our ability to obtain, maintain and protect our intellectual property rights; developments relating to our competitors and our industry, including competing vaccine candidates; the ability to obtain regulatory approval; the necessary requirements for regulatory approval; the ability to obtain favorable licensing, manufacturing or other agreements; the political and regulatory environment; general and market conditions; and other risks and uncertainties, including those more fully described in the “Risk Factors” section of this Annual Report on Form 10-K.

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
Our PCV programs include VAX-31, VAX-24 and VAX-XL, and our non-PCV programs include VAX-A1, VAX-GI, and other discovery-stage programs. In August 2025, we announced that we paused the advancement, beyond preclinical development, of VAX-A1 and VAX-GI while remaining confident in their potential and preserving the option to advance the programs in the future. The majority of our external costs relate to our PCV programs compared to the costs related to non-PCV programs. Most of the external costs associated with our vaccine candidates, particularly our PCV programs, are common in nature, and can be deployed across multiple candidates or redeployed as our vaccine development strategy evolves; as a result, we do not track external costs by candidate, program or project. We do not allocate internal personnel-related costs by program or project because several of our departments support multiple vaccine candidate programs and the hours are not tracked separately by program.

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

We expect our research and development expenses to increase in absolute dollars for the foreseeable future as we advance our vaccine candidates into and through preclinical studies and clinical trials, manufacture drug product for our clinical trials and to support the potential initial commercial launch of VAX-31 in the adult population, scale up our manufacturing activities, establish additional manufacturing capacity to meet potential incremental supply requirements following the potential commercial launches of VAX-31 in the adult population and VAX-31 or VAX-24 in the pediatric population, pursue regulatory approval of our vaccine candidates and expand our pipeline of vaccine candidates. The process of conducting the necessary preclinical and clinical research and completing the manufacturing requirements to obtain regulatory approval is costly and time-consuming. The actual probability of success for our vaccine candidates may be affected by a variety of factors, including the safety and efficacy or immunogenicity of our vaccine candidates, clinical data, investment in our clinical programs, competition, manufacturing capabilities and commercial viability. We may never succeed in achieving regulatory approval for any of our vaccine candidates. As a result of the uncertainties discussed above, we are unable to determine the duration and completion costs of our research and development projects or if, when and to what extent we will generate revenue from the commercialization and sale of our vaccine candidates.

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

Our vaccine development program for VAX-GI, a novel preclinical vaccine candidate being developed as a preventative treatment for dysentery and shigellosis, which is caused by Shigella bacteria, is currently funded in part by two grants obtained from the NIH administered by the University of Maryland, Baltimore. Our first grant from the NIH was awarded in April 2021 and provides for potential funding up to five years totaling approximately $0.5 million. In June 2023, we received another grant from the NIH that provides for potential funding up to five years totaling approximately $4.6 million. As of December 31, 2025, we have received and expect to continue to receive funding under each of these grants.

We are currently working on a discovery program with the University of North Carolina at Chapel Hill and the University of Chicago to develop a vaccine candidate for the prevention of Chlamydia, which is funded in part by a grant from the NIAID that provides potential funding up to five years totaling approximately $9.5 million. As of December 31, 2025, we have received and expect to continue to receive funding under this grant.
Income from grants is recognized in the period during which the related specified expenses are incurred, provided that the conditions under which the grants were provided have been met. We recognized $0.5 million, $1.0 million and $4.8 million in grant income for funding research and development under these awards during the years ended December 31, 2025, 2024 and 2023, respectively. Grant income is included as a component of Other income, net in the consolidated statements of operations.

Results of Operations
The following table summarizes our results of operations for the periods presented:

	Year Ended December 31,			2025 vs. 2024 Change		2024 vs. 2023 Change
	2025	2024	2023	$	%	$	%

	(in thousands)
Operating expenses:
Research and development	$794,306	$476,644	$332,341	$317,662	66.6%	$144,303	43.4%
Acquired manufacturing rights	—	—	75,000	—	—	(75,000)	(100.0%)
General and administrative	129,369	92,902	60,700	36,467	39.3%	32,202	53.1%
Total operating expenses	923,675	569,546	468,041	354,129	62.2%	101,505	21.7%
Loss from operations	(923,675)	(569,546)	(468,041)	(354,129)	62.2%	(101,505)	21.7%
Other income, net:
Interest income	119,718	109,994	62,907	9,724	8.8%	47,087	74.9%
Other income (expense)	37,329	(4,375)	2,868	41,704	(953.2%)	(7,243)	(252.5%)
Total other income, net	157,047	105,619	65,775	51,428	48.7%	39,844	60.6%
Net loss	$(766,628)	$(463,927)	$(402,266)	$(302,701)	65.2%	$(61,661)	15.3%

Operating Expenses
Research and Development Expenses

	Year Ended December 31,			2025 vs. 2024 Change		2024 vs. 2023 Change
	2025	2024	2023	$	%	$	%
	(in thousands)
External costs:
Product Manufacturing Cost	$403,215	$173,329	$177,398	$229,886	132.6%	$(4,069)	(2.3)%
Clinical trials related expenses	83,817	66,475	15,459	17,342	26.1%	51,016	330.0%
Research Expense	66,423	74,450	46,039	(8,027)	(10.8)%	28,411	61.7%
Facility and other allocated expenses	31,219	24,393	14,100	6,826	28.0%	10,293	73.0%
Other External Costs	16,016	10,863	8,988	5,153	47.4%	1,875	20.9%
Total external costs	600,690	349,510	261,984	251,180	71.9%	87,526	33.4%
Internal costs:
Personnel-related expenses	193,616	127,134	70,357	66,482	52.3%	56,777	80.7%
Total research and development expenses	$794,306	$476,644	$332,341	$317,662	66.6%	$144,303	43.4%

Research and development expenses increased by $317.7 million, or 66.6%, in 2025 compared to 2024. The increase was driven by external costs, which grew by $251.2 million largely due to increased development and manufacturing activities in connection with the adult and infant PCV programs, including to support the potential future commercial launches. Product manufacturing costs increased by $229.9 million, clinical trials related expenses increased by $17.3 million, facility and other allocated expenses increased by $6.8 million, and other external costs increased by $5.2 million compared to the prior period which, were partially offset by a $8.0 million decrease in research expenses. The increase in research and development expenses was further driven by internal personnel-related costs, which grew by $66.5 million largely due to headcount growth.
Acquired Manufacturing Rights
In November 2023, we exercised the Option by submitting written notice thereof to Sutro Biopharma and concurrently paid Sutro Biopharma $50.0 million in cash as the first of two installment payments for the Option exercise price, followed by the second and final installment of $25.0 million in cash in May 2024. We determined there was no current alternative future use of the acquired manufacturing rights from the Option Agreement and, as a result, the amounts paid were expensed as incurred in the year ended December 31, 2023. No additional costs were incurred in the years ended December 31, 2025 or 2024.

Upon the occurrence of certain regulatory milestones, we would be obligated to pay Sutro Biopharma certain additional milestone payments totaling up to $60.0 million in cash. In the event that we undergo a change of control, certain rights and payments may be accelerated.
General and Administrative Expenses
General and administrative expenses increased by $36.5 million, or 39.3%, in 2025 compared to 2024. The increase was due to primarily (i) personnel-related costs, which grew by $25.8 million largely due to headcount growth, (ii) professional and consulting services, which grew by $6.2 million, and (iii) a $3.0 million increase in facility and other allocated expenses.
Other Income, Net
Other income, net increased by $51.4 million , or 48.7%, in 2025 compared to 2024. The increase was primarily attributable to a $42.7 million increase in unrealized and realized foreign currency gains due to the weakening of the U.S. Dollar relative to the Swiss Franc. Additionally, interest income increased by $9.7 million which was driven by (i) higher average cash and investment balances in the year ended December 31, 2025 as a result of proceeds from our follow-on equity and ATM financings during the year ended December 31, 2024 and (ii) an increased average duration of our investment portfolio in the year ended December 31, 2025.
Liquidity and Capital Resources
From inception through December 31, 2025, we have incurred losses and negative cash flows from operations and have funded our operations primarily through the issuance of common stock, pre-funded warrants to purchase our common stock and, prior to our IPO, redeemable convertible preferred stock, totaling approximately $4.7 billion in aggregate gross proceeds or $4.5 billion net of underwriting discounts, commissions and offering expenses. As of December 31, 2025, we had $174.0 million of cash and cash equivalents, $2,268.7 million in investments and an accumulated deficit of $2,154.9 million.

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
ATM Program
In July 2021, we entered into an Open Market Sales AgreementSM (the “Original ATM Sales Agreement”) with Jefferies LLC (“Jefferies”), which provided that, upon the terms and subject to the conditions and limitations set forth in the Original ATM Sales Agreement, we had the right to issue and sell, from time to time, shares of our common stock having an aggregate offering price of up to $150.0 million through Jefferies acting as our sales agent or principal. As of February 27, 2023, we had sold 4,995,709 shares of our common stock under the Original ATM Sales Agreement at a weighted average price of $27.57 per share for aggregate gross proceeds of $137.8 million. On February 27, 2023, we and Jefferies entered into an amendment to the Original ATM Sales Agreement (as amended, the “Amended ATM Sales Agreement”) pursuant to which we may offer and sell shares of our common stock having an aggregate offering price of up to $400.0 million. The material terms and conditions of the Original ATM Sales Agreement otherwise remain unchanged. We will pay Jefferies a commission of up to 3.0% of the gross sales proceeds of any common stock sold through Jefferies under the Amended ATM Sales Agreement; however, we are not obligated to make any sales of common stock. As of December 31, 2025, we have sold 4,211,367 shares of our common stock under the Amended ATM Sales Agreement at a weighted average price of $64.19 per share for aggregate gross proceeds of $270.3 million ($264.2 million net of commissions and offering expenses) with $129.7 million remaining for future sales under the Amended ATM Sales Agreement. We have made no sales under the Amended ATM Sales Agreement since August 2024.
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
In January 2025, 1,000,000 shares and 2,500,000 shares underlying the pre-funded warrants from the January 2022 and October 2022 offerings, respectively, were exercised to receive 999,988 shares and 2,499,971 shares of common stock, net of exercise costs, respectively. In June 2025, 640,705 shares underlying pre-funded warrants from the February 2024 offering were exercised to receive 640,685 shares of common stock, net of exercise costs. In October 2025, 853,936 shares underlying pre-funded warrants from the February 2024 and September 2024 offering were exercised to receive 853,914 shares of common stock, net of exercise costs. As of December 31, 2025, no other shares underlying the pre-funded warrants have been exercised.
In February 2026, we completed an underwritten public offering of 12,650,000 shares of our common stock, which included the full exercise of the underwriters' option to purchase an additional 1,650,000 shares, at a price of $50.00 per share. In aggregate, we received approximately $600.2 million in net proceeds after deducting underwriting discounts and commissions and other estimated offering expenses payable by us.

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
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Net cash used in operating activities	$(655,577)	$(452,627)	$(296,790)
Net cash provided by (used in) investing activities	437,354	(2,005,666)	(773,311)
Net cash provided by financing activities	2,014	2,448,508	639,813
Effect of exchange rate changes on cash and cash equivalents	2,439	426	(6,686)
Net decrease in cash and cash equivalents	$(213,770)	$(9,359)	$(436,974)
Net Cash Flows from Operating Activities

Cash used in operating activities for the year ended December 31, 2025 was $655.6 million, an increase of $203.0 million compared to 2024. The increase was primarily due to higher cash expenditures to support our business growth and increased development and manufacturing activities in connection with the adult and infant PCV programs, including support for the potential future commercial launches. The increase in cash used was partially offset by the timing of payments for manufacturing and accrued expenses in 2025.
Net Cash Flows from Investing Activities

Cash provided by investing activities for the year ended December 31, 2025 was $437.4 million, an increase of $2,443.0 million compared to 2024. The increase was primarily due to decreases of $1,875.2 million in investment purchases and $53.5 million in payments related to manufacturing facility build-out and equipment construction-in-progress compared to 2024, partially offset by a $397.9 million increase in proceeds from maturities of investments and a $107.7 million increase in sales of investments in 2025.
Net Cash Flows from Financing Activities

Cash provided by financing activities for the year ended December 31, 2025 was $2.0 million, a decrease of $2,446.5 million compared to 2024. The decrease was primarily due to a decrease in (i) net proceeds from our follow-on public offerings of $2,239.7 million, (ii) net proceeds from the Amended ATM Sales Agreement of $195.9 million, and (iii) proceeds from the issuance of shares through employee equity incentive plans of $14.1 million, partially offset by a decrease in taxes paid related to the net share settlement of equity awards of $3.3 million.
Contractual Obligations and Commitments
Our material cash requirements include the following contractual and other obligations.

Leases
We have operating lease agreements for our office spaces. As of December 31, 2025, we had lease payment obligations totaling $164.2 million, of which $12.1 million is payable within one year.
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
Purchase Commitments
We have certain payment obligations under various license agreements. Under these agreements, we are required to make milestone payments upon successful completion and achievement of certain intellectual property, clinical, regulatory and sales milestones. The payment obligations under the license agreements are contingent upon future events such as our achievement of specified development, clinical, regulatory and commercial milestones, and we will be required to make development milestone payments and royalty payments in connection with the sale of products developed under these agreements. As the achievement and timing of these future milestone payments are not probable or estimable, such amounts have not been included in our balance sheets as of December 31, 2025.
We enter into agreements in the normal course of business with CMOs and other vendors for manufacturing services and raw materials purchases. We rely on several third-party manufacturers for our manufacturing requirements. As of December 31, 2025, we had the following amounts of non-cancelable purchase commitments related to manufacturing services and raw materials purchased due to our key manufacturing partners. These amounts represent our minimum contractual obligations, including termination fees. If we terminate certain firm orders with our key manufacturing partners, we will be required to pay for the manufacturing services scheduled or raw materials purchased under our arrangements. The actual amounts we pay in the future to the vendors under such agreements may differ from the purchase order amounts.

Years ending December 31,	(in thousands)
2026	$447,763
2027	116,422
2028	10,500
2029	10,500
Thereafter	—
Total non-cancelable purchase commitments due to key manufacturing partners	$585,185
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
Our cash and cash equivalents as of December 31, 2025 and 2024 consisted of readily available checking and money market funds. As of December 31, 2025, we also invested in U.S. Treasury securities, U.S. government agency securities, corporate debt, commercial paper and asset-backed securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. We do not believe that our cash and cash equivalents have significant risk of default or illiquidity. As of December 31, 2025 and 2024, we had approximately $2,442.6 million and $3,134.7 million in cash, cash equivalents and investments, respectively. For the years ended December 31, 2025 and 2024, we had interest income of $119.7 million and $110.0 million, respectively. The following table shows the impact of a hypothetical 10% increase or decrease in interest rates on our net assets as of December 31, 2025 and our net loss for the year then ended:

	Impact on Net Assets as of December 31, 2025	Impact on Net Loss for the year ended December 31, 2025

Hypothetical Change in Interest Rates	(in thousands)
10% increase	$8,476	$10,531
10% decrease	(8,476)	(10,531)
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
Foreign Currency Risk
We are exposed to market risk related to changes in foreign currency exchange rates, mainly relating to our contracts with Lonza, our CMO in Switzerland. We have also entered into a limited number of contracts with other parties with payments denominated in foreign currencies. Payments under these contracts are made in foreign currencies and are subject to fluctuations in foreign currency rates. We do not currently have a formal program in place to hedge foreign currency risks. However, from time to time, we buy Swiss Francs (“CHF”), which is the majority of our foreign currency exposure, at market and hold CHF in our bank accounts. As of December 31, 2025, we had approximately $38.9 million of CHF cash and cash equivalents held at three financial institutions. As of December 31, 2024, we had approximately $25.8 million of CHF cash and cash equivalents held at two financial institutions. As of December 31, 2025 and December 31, 2024, we had foreign currency denominated accounts payable and accrued expenses of $129.0 million and $72.4 million, respectively. As of December 31, 2025 and December 31, 2024, we had foreign currency denominated property, plant and equipment of $223.7 million and $157.6 million, respectively. As of December 31, 2025 and December 31, 2024, we had foreign currency denominated other assets of $148.1 million and $62.5 million, respectively. To date, foreign currency transaction gains and losses have not been material to our consolidated financial statements. The following table shows the impact of a hypothetical 10% increase or decrease in current exchange rates on our net assets as of December 31, 2025 and our net loss for the 12 months ended December 31, 2025:

	Impact on Net Assets as of December 31, 2025	Impact on Net Loss for the year ended December 31, 2025

	(in thousands)
Hypothetical Change in Currency Exchange Rates
10% increase	$28,129	$24,230
10% decrease	(28,129)	(24,230)
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
Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Vaxcyte, Inc. and subsidiary (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
The Company incurs research and development expenses, including those performed by Lonza, a contract manufacturing organization, under development and manufacturing services agreements, to provide research and development services related to preclinical and clinical-stage vaccine development. At the end of each period, the Company accrues for costs related to manufacturing expenses based on their estimates of the services received for each phase and efforts expended pursuant to quotes and contracts with vendors that conduct research and development on their behalf. This estimation process involves reviewing open contracts and purchase orders, communicating with Company personnel and third parties to identify services that have been performed on their behalf, and estimating the level of service performed and the associated costs incurred for the services for each phase when the Company has not yet been invoiced or otherwise notified of the actual costs.

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

•We evaluated the completeness of accrued contract manufacturing expenses through subsequent disbursement testing, and by tracing selected contract stages from the tracker obtained from Lonza, the Company’s most significant contract manufacturer, to the contract stages used by the Company.
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

◦Obtaining invoices, if available, to substantiate when the transaction should have been recorded.

◦Obtaining cash disbursements to test the accuracy of the accrual.

◦Performing a lookback analysis by comparing the estimated accrual balance as of December 31, 2024, to the invoices received after year-end to evaluate the Company’s ability to estimate the accrual.

/s/ Deloitte & Touche LLP
San Francisco, California
February 24, 2026
We have served as the Company’s auditor since 2017.

VAXCYTE, INC.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$173,959	$387,878
Short-term investments	1,387,000	1,359,330
Prepaid expenses and other current assets	66,402	40,777
Total current assets	1,627,361	1,787,985
Property and equipment, net	257,370	198,045
Operating lease right-of-use assets	116,009	72,102
Long-term investments	881,664	1,387,510
Restricted cash	1,466	1,317
Other assets	118,847	64,359
Total noncurrent assets	1,375,356	1,723,333
Total assets	$3,002,717	$3,511,318

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$70,904	$48,452
Accrued compensation	23,000	20,555
Accrued contract manufacturing expenses	74,654	36,159
Accrued expenses	31,068	29,123
Operating lease liabilities — current	6,124	5,891
Total current liabilities	205,750	140,180
Operating lease liabilities — long-term	111,357	65,219
Other liabilities	100	100
Total liabilities	317,207	205,499

Commitments and contingencies (Note 7)
Stockholders' Equity
Preferred stock, $0.001 par value — 10,000,000 authorized at December 31, 2025 and December 31, 2024; no shares issued and outstanding at December 31, 2025 and December 31, 2024	—	—
Common stock, $0.001 par value — 500,000,000 shares authorized at December 31, 2025 and December 31, 2024; 131,058,858 and 124,893,034 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively	134	128
Additional paid-in capital	4,838,736	4,697,883
Accumulated other comprehensive income (loss)	1,587	(3,873)
Accumulated deficit	(2,154,947)	(1,388,319)
Total stockholders' equity	2,685,510	3,305,819
Total liabilities and stockholders' equity	$3,002,717	$3,511,318
The accompanying notes are an integral part of these consolidated financial statements.

VAXCYTE, INC.
Consolidated Statements of Operations
(in thousands, except share and per share data)

	Year Ended December 31,
	2025	2024	2023
Operating expenses:
Research and development	$794,306	$476,644	$332,341
Acquired manufacturing rights (Note 7)	—	—	75,000
General and administrative	129,369	92,902	60,700
Total operating expenses	923,675	569,546	468,041
Loss from operations	(923,675)	(569,546)	(468,041)
Other income, net:
Interest income	119,718	109,994	62,907
Other income (expense)	37,329	(4,375)	2,868
Total other income, net	157,047	105,619	65,775
Net loss	$(766,628)	$(463,927)	$(402,266)
Net loss per share, basic and diluted	$(5.63)	$(3.80)	$(4.14)
Weighted-average shares outstanding, basic and diluted	136,089,506	121,997,348	97,157,690
The accompanying notes are an integral part of these consolidated financial statements.

VAXCYTE, INC.
Consolidated Statements of Comprehensive Loss
(in thousands)

	Year Ended December 31,
	2025	2024	2023
Net Loss	$(766,628)	$(463,927)	$(402,266)
Other comprehensive loss:
Unrealized gains (losses) on investments	9,463	(4,398)	538
Foreign currency translation adjustments, net	(4,003)	346	2
Comprehensive Loss	$(761,168)	$(467,979)	$(401,726)
The accompanying notes are an integral part of these consolidated financial statements.

VAXCYTE, INC.
Consolidated Statements of Stockholders’ Equity
(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit		Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance — December 31, 2022	79,470,670	$82	$1,476,018	$(522,126)	$—	$(361)	$953,613
Issuance of common stock in connection with employee incentive plans	768,218	1	7,653	—		—	7,654
Issuance of common stock and pre-funded warrants in connection with public follow-on offering, net of issuance costs of $29,952	13,030,000	13	545,289	—		—	545,302
Issuance of common stock in connection with at-the market offering, net of issuance costs of $2,237	2,095,943	2	90,739	—		—	90,741
Taxes paid related to the net share settlement of equity awards	—	—	(3,876)	—		—	(3,876)
Stock-based compensation expense	—	—	48,760	—		—	48,760
Other comprehensive income	—	—	—	—		540	540
Net loss	—	—	—	(402,266)		—	(402,266)
Balance — December 31, 2023	95,364,831	98	2,164,583	(924,392)	—	179	1,240,468
Issuance of common stock in connection with employee incentive plans	2,122,953	2	27,142	—	—	—	27,144
Issuance of common stock and pre-funded warrants in connection with follow-on public offerings, net of commissions and offering expenses of $117,785	24,782,690	25	2,239,688	—	—	—	2,239,713
Issuance of common stock in connection with at-the-market offering, net of commissions and offering expenses of $4,393	2,622,560	3	195,940	—	—	—	195,943
Taxes paid related to the net share settlement of equity awards	—	—	(14,292)	—	—	—	(14,292)
Stock-based compensation expense	—	—	84,822	—	—	—	84,822
Other comprehensive loss	—	—	—	—	—	(4,052)	(4,052)
Net loss	—	—	—	(463,927)		—	(463,927)
Balance — December 31, 2024	124,893,034	128	4,697,883	(1,388,319)		(3,873)	3,305,819
Issuance of common stock in connection with employee incentive plans	1,171,266	1	13,004	—		—	13,005
Issuance of common stock from underlying pre-funded warrants in connection with follow-on public offerings	4,994,558	5	(5)	—		—	—
Taxes paid related to the net share settlement of equity awards	—	—	(10,991)	—		—	(10,991)
Stock-based compensation expense	—	—	138,845	—		—	138,845
Other comprehensive income	—	—	—	—		5,460	5,460
Net loss	—	—	—	(766,628)		—	(766,628)
Balance — December 31, 2025	131,058,858	$134	$4,838,736	$(2,154,947)		$1,587	$2,685,510
The accompanying notes are an integral part of these consolidated financial statements.

VAXCYTE, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net loss	$(766,628)	$(463,927)	$(402,266)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	16,396	7,003	3,156
Stock-based compensation expense	138,845	84,822	48,760
Amortization of operating lease right-of-use assets	8,464	8,842	7,015
Net accretion of discounts on investments	(14,434)	(38,704)	(34,775)
Unrealized foreign exchange loss (gain)	(34,768)	4,232	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(16,800)	(5,827)	17,870
Operating lease right-of-use assets	(52,371)	(49,948)	(16,724)
Other assets	(39,886)	(26,511)	(33,007)
Operating lease liabilities	46,371	41,886	11,284
Accounts payable	19,906	34,584	11,225
Accrued compensation	2,302	9,517	9,876
Accrued contract manufacturing expenses	31,059	(22,943)	44,501
Accrued expenses	5,967	(35,653)	36,295
Net cash used in operating activities	(655,577)	(452,627)	(296,790)
Cash flows from investing activities:
Purchases of property and equipment	(13,713)	(22,427)	(16,062)
Purchases of manufacturing facility build-out and equipment construction-in-progress	(43,260)	(96,732)	(51,815)
Purchases of investments	(1,211,499)	(3,086,701)	(1,329,896)
Maturities of investments	1,531,136	1,133,235	611,876
Sales of investments	174,690	66,959	12,586
Net cash provided by (used in) investing activities	437,354	(2,005,666)	(773,311)
Cash flows from financing activities:
Proceeds from issuance of common stock and pre-funded warrants from follow-on offerings, net of issuance costs	—	2,239,713	545,302
Proceeds from issuance of common stock under at-the-market offering, net of issuance costs	—	195,943	90,741
Proceeds from issuance of shares through employee equity incentive plans	13,005	27,144	7,646
Taxes paid related to the net share settlement of equity awards	(10,991)	(14,292)	(3,876)
Net cash provided by financing activities	2,014	2,448,508	639,813
Effect of exchange rate changes on cash and cash equivalents	2,439	426	(6,686)
Net decrease in cash, cash equivalents and restricted cash	(213,770)	(9,359)	(436,974)
Cash, cash equivalents and restricted cash, beginning of period	389,195	398,554	835,528
Cash, cash equivalents and restricted cash, end of period	$175,425	$389,195	$398,554
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$173,959	$387,878	$397,451
Restricted cash	1,466	1,317	1,103
Cash, cash equivalents and restricted cash	$175,425	$389,195	$398,554
Supplemental disclosures of non-cash investing and financing activities:
Purchases of property and equipment recorded in accounts payable and accrued expenses	$7,538	$13,179	$8,510
The accompanying notes are an integral part of these consolidated financial statements.

VAXCYTE, INC.
Notes to Consolidated Financial Statements
1. Company Organization and Nature of Business
Vaxcyte, Inc. (“we,” “our,” “us,” “Vaxcyte” and the “Company”) refers to Vaxcyte, Inc., a Delaware corporation, and our wholly-owned consolidated subsidiary, or as the context may require, Vaxcyte, Inc. only. We are headquartered in San Carlos, California, and were incorporated in the state of Delaware on November 27, 2013 as SutroVax, Inc., and changed our name to Vaxcyte, Inc. on May 15, 2020. We are a clinical-stage vaccine innovation company engineering high-fidelity vaccines to protect humankind from the consequences of bacterial diseases. We are re-engineering the way highly complex vaccines are made through the XpressCF™ cell-free protein synthesis platform. Unlike conventional cell-based approaches, our system for producing difficult-to-make proteins and antigens is intended to develop and deliver high-fidelity vaccines with enhanced immunological benefits that are beyond the capabilities of conventional approaches.
Our primary activities since incorporation have been to perform research and development, undertake preclinical and clinical studies and conduct manufacturing activities in support of our product development and commercial readiness efforts; organize and staff our Company; establish our intellectual property portfolio; and raise capital to support and expand such activities.
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
We are subject to supplier concentration risk from certain vendors. Although we are working to establish secondary sources of supply, we currently source several of our critical raw materials from single-source suppliers. We currently use a contract manufacturing organization (“CMO”), Lonza Ltd. (“Lonza”), to handle most of our manufacturing activities for our VAX-31 and VAX-24 programs. As another CMO, Patheon Manufacturing Services LLC, part of Thermo Fisher

Scientific (collectively, “Thermo Fisher”) will formulate, fill, inspect, package, label, test, manufacture and supply drug product for our PCV programs. If we were to experience disruptions in raw materials supplied by our suppliers, or in manufacturing activities at Lonza and/or at Thermo Fisher, we may experience significant delays in our product development timelines and may incur substantial costs to secure alternative sources of raw materials or manufacturing.
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
Leases
We determine if an arrangement is a lease at inception. In addition, we determine whether a lease meets the classification criteria of a finance or operating lease at the lease commencement date considering whether: (i) the lease transfers ownership of the underlying asset to the lessee at the end of the lease term; (ii) the lease grants the lessee an option to purchase the underlying asset that the lessee is reasonably certain to exercise; (iii) the lease term is for a major part of the remaining economic life of the underlying asset; (iv) the present value of the sum of the lease payments and residual value guaranteed by the lessee equals or exceeds substantially all of the fair value of the underlying asset; and (v) the underlying asset is such a specialized nature that it is expected to have no alternative use to the lessor at the end of the lease term. As of December 31, 2025 and 2024, our lease population consisted of real estate operating leases and we did not have any finance leases.
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

Impairment of Long-Lived Assets
We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparing the carrying amount to the future undiscounted net cash flows which the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the projected discounted future net cash flows generated by the assets. There were no impairments of long-lived assets during the years ended December 31, 2025, 2024 or 2023.
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
Total research and development costs including acquired manufacturing rights were $794.3 million, $476.6 million and $407.3 million for the years ended December 31, 2025, 2024 and 2023, respectively.
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
In evaluating the ability to recover our deferred income tax assets, we consider all available positive and negative evidence, including our operating results, ongoing tax planning and forecasts of future taxable income on a jurisdiction-by-jurisdiction basis. In the event we determine that we would be able to realize our deferred income tax assets in the future in excess of their net recorded amount, we would make an adjustment to the valuation allowance that would reduce the provision for income taxes. Conversely, in the event that all or part of the net deferred tax assets are determined not to be realizable in the future, an adjustment to the valuation allowance would be charged to earnings in the period when such determination is made. As of December 31, 2025 and 2024, we have recorded a full valuation allowance on our deferred tax assets.
Tax benefits related to uncertain tax positions are recognized when it is more likely than not that a tax position will be sustained during an audit. Interest and penalties related to unrecognized tax benefits are included within the provision for income tax.

Stock-Based Compensation Expense
For equity awards granted to employees, non-employees and directors, stock-based compensation is measured at grant date based on the fair value of the award. We determine the grant-date fair value of stock options with only service conditions using the Black-Scholes option-pricing model. The fair value of restricted stock and restricted stock unit (“RSU”) awards with only service conditions are determined based on the number of units granted and the closing price of our common stock as of the grant-date. The grant-date fair value of awards with only service conditions is recognized as share-based compensation expense on a straight-line basis over the employees’ requisite service period or the non-employees’ vesting period as the services are rendered.
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
Recently Adopted Accounting Standards

In December 2023, the FASB issued Accounting Standards Update ("ASU") 2023-09—Income Taxes: Improvements to Income Tax Disclosures, which includes amendments that further enhance income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. The new standard is effective for annual periods beginning after December 15, 2024. We adopted this ASU on a retrospective basis effective with our annual reporting period beginning January 1, 2025. See Note 12, Income Taxes for additional information.

Recently Issued Accounting Standards Not Yet Adopted
From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board ("FASB") or other standard setting bodies and adopted by us as of the specified effective date. We believe that the impact of recently issued standards that are not yet effective will not have a material impact on our consolidated financial statements and disclosures.
In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) (“ASU 2024-03”). The amendments in ASU 2024-03 intend to improve the disclosures about a public business entity’s expenses and address requests from investors for more detailed information about the types of expenses (including purchases of inventory, employee compensation, depreciation, amortization and depletion). This new guidance is effective for us for annual periods beginning after December 15, 2026. We are currently evaluating the impact of this guidance on our consolidated financial statements and related disclosures.

In September 2025, the FASB issued ASU No. 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”). The amendments in ASU 2025-06 intend to modernize the accounting for software costs that are accounted for under Subtopic 350-40, Intangibles—Goodwill and Other—Internal-Use Software (referred to as “internal-use software”). This new guidance is effective for us for annual periods beginning after December 15, 2027. We are currently evaluating the impact of this guidance on our consolidated financial statements and related disclosures.
In December 2025, the FASB issued ASU 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities. The amendments in ASU 2025-10 intend to establish authoritative guidance on the accounting for government grants received by business entities. This guidance is effective for us beginning with our 2029 fiscal year annual reporting period, with early adoption permitted. We are currently evaluating the impact of this guidance on our consolidated financial statements and related disclosures.
In December 2025, the FASB issued ASU 2025-11 to amend the guidance in “Interim Reporting” (Topic 270). The update provides clarifications intended to improve the consistency and usability of interim disclosure requirements, including a comprehensive listing of required interim disclosures and a new disclosure principle for reporting material events occurring after the most recent annual period. The amendments do not change the underlying objectives of interim reporting but are designed to enhance clarity in application. The guidance is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years. We are currently evaluating the impact of this guidance on our consolidated financial statements and related disclosures.

In December 2025, the FASB issued ASU 2025-12 “Codification Improvements” to address suggestions received from stakeholders on the Accounting Standards Codification ("the Codification") and to make other incremental improvements to U.S. GAAP. The update represents changes to the Codification that (i) clarify, (ii) correct errors, or (iii) make minor improvements. The amendments make the Codification easier to understand and apply. The guidance is effective for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years. We are currently evaluating the impact of this guidance on our consolidated financial statements and related disclosures.
3. Fair Value Measurements and Fair Value of Financial Instruments
The following tables set forth our financial instruments measured at fair value on a recurring basis by level within the fair value hierarchy at December 31, 2025 and 2024:

		December 31, 2025
	Fair Value Hierarchy Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Assets		(in thousands)
Cash and cash equivalents:
Cash	Level 1	$85,417	$—	$—	$85,417
Money market funds	Level 1	52,302	—	—	52,302
U.S. Treasury securities	Level 1	—	—	—	—
Commercial paper	Level 2	36,245	—	(5)	36,240
Total cash and cash equivalents		173,964	—	(5)	173,959
Investments:
U.S. Treasury securities	Level 1	945,072	1,969	(40)	947,001
Commercial paper	Level 2	28,763	3	—	28,766
Corporate debt	Level 2	897,564	2,862	(30)	900,396
Asset backed securities	Level 2	152,164	249	(27)	152,386
U.S. government agency securities	Level 2	219,854	289	(28)	220,115
Certificate of Deposit	Level 2	20,000	—	—	20,000
Total investments		2,263,417	5,372	(125)	2,268,664

Total assets measured at fair value		$2,437,381	$5,372	$(130)	$2,442,623

		December 31, 2024
	Fair Value Hierarchy Level	Amortized Cost	Gross Unrealized Gains		Gross Unrealized Losses	Fair Value
Assets		(in thousands)
Cash and cash equivalents:
Cash	Level 1	$60,531	$—		$—	$60,531
Money market funds	Level 1	73,566	—		—	73,566
U.S. Treasury securities	Level 1	8,983	2	—	—	8,985
Commercial paper	Level 2	244,833	1		(38)	244,796
Total cash and cash equivalents		387,913	3		(38)	387,878
Investments:
U.S. Treasury securities	Level 1	1,463,329	1,533		(5,305)	1,459,557
Commercial paper	Level 2	182,308	48		(18)	182,338
Corporate debt	Level 2	691,972	888		(1,331)	691,529
Asset backed securities	Level 2	195,801	309		(72)	196,038
U.S. government agency securities	Level 2	217,617	243		(482)	217,378
Total investments		2,751,027	3,021		(7,208)	2,746,840

Total assets measured at fair value		$3,138,940	$3,024		$(7,246)	$3,134,718
We had no Level 3 securities either as of December 31, 2025 or 2024.
There were no transfers within the hierarchies during the years ended December 31, 2025 or 2024.
As of December 31, 2025 and 2024, we had investments with a total fair market value of $0.3 billion and $1.5 billion in an unrealized loss position, of which $120.2 million and $10.5 million, respectively, were in a continuous unrealized loss position for more than 12 months. The gross unrealized losses of securities that have been in a continuous unrealized loss position were not material at December 31, 2025 or $7.2 million at December 31, 2024.
Unrealized losses related to our investments are primarily due to interest rate fluctuations as opposed to credit quality. We do not intend to sell any of the securities in an unrealized loss position and it is not likely that we would be required to sell these securities before recovery of their amortized cost basis, which may be at maturity. We did not recognize any credit losses related to our investments during the years ended December 31, 2025 or 2024.
The following table presents the contractual maturities of our investments as of December 31, 2025 (in thousands):

December 31, 2025
Fair Value
Due in less than one year	$1,387,000
Due in one to five years	881,664
Total	$2,268,664
4. Commercial Manufacturing and Supply Agreements
Lonza Ltd. ("Lonza")
On October 13, 2023, we entered into a pre-commercial services and commercial manufacturing supply agreement with Lonza (the “ Lonza Commercial Manufacturing and Supply Agreement”).
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
Unless earlier terminated, the Lonza Commercial Manufacturing and Supply Agreement will remain in effect until December 31, 2038, subject to automatic renewal for up to three additional renewal periods of five years each, unless we elect not to renew (with 24 months advanced notice to Lonza). We are permitted to terminate the Commercial Manufacturing and Supply Agreement for convenience or for Lonza’s uncured material breach, in each case subject to certain notice obligations. Lonza is permitted to terminate the Lonza Commercial Manufacturing and Supply Agreement in the event that we commit certain specified material breaches, including uncured failure to pay material and undisputed amounts of money due to Lonza, subject to certain notice obligations. Either party may terminate the Commercial Manufacturing and Supply Agreement in certain circumstances in the event of the other party’s bankruptcy. In the event that we terminate the agreement for convenience, or Lonza terminates the agreement in the event that we commit certain specified material breaches, then certain termination consequences may be triggered, including that (i) we would forfeit any outstanding entitlement to credit from Lonza of the Repurposing Fee (as defined below), and (ii) we would be obligated to pay Lonza a termination penalty equal to the greater of (a) CHF 70.0 million, or (b) a prespecified number of months’ FTE fees for the actual FTEs assigned to us as of the date of termination. Within 30 days of the Effective Date, we paid Lonza a repurposing fee (the “Repurposing Fee”) of CHF 27.0 million that will be credited back to us over a 10-year period starting upon commencement of commercial production. In the event of a termination under certain circumstances, Lonza shall be obligated to provide certain wind-down and transition services to us for up to 12 months and 24 months, respectively.
As of December 31, 2025 and 2024, we have incurred $217.1 million and $151.8 million of capital expenditures related to the Vaxcyte owned facility buildout and equipment, respectively. In addition, as of December 31, 2025 and 2024, we have incurred $118.3 million and $62.5 million of facility buildout expenditures that are owned and controlled by Lonza, including the Repurposing Fee, which have been accounted for as prepaid lease payments and will be recorded as a ROU asset under Accounting Standards Codification ("ASC") 842 when control over the Suite is transferred to us, which we expect to occur when the buildout of the Suite is complete and manufacturing activities commence (see Note 5, “Balance Sheet Details”), respectively.
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

5. Balance Sheet Details
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets as of December 31, 2025 and 2024 consisted of the following:

	December 31,
	2025	2024
	(in thousands)
VAT receivable	$25,204	$2,421
Interest receivable	21,356	20,262
Prepaid expenses	17,040	15,732
Deposits for equipment purchases	1,208	327
Other current assets	1,594	2,035
Total	$66,402	$40,777
Property and Equipment, Net
Property and equipment, net as of December 31, 2025 and 2024 consisted of the following:

	December 31,
	2025	2024
	(in thousands)
Manufacturing facility build-out and equipment construction-in-progress	$217,077	$151,785
Lab and manufacturing equipment	62,546	55,541
Furniture and equipment	1,608	1,608
Computers, computer software and office equipment	1,670	1,001
Leasehold improvements	7,239	4,384
Total property and equipment	290,140	214,319
Less: accumulated depreciation and amortization	(32,770)	(16,274)
Property and equipment, net	$257,370	$198,045
Depreciation and amortization expense for the years ended December 31, 2025, 2024, and 2023 was $16.4 million, $7.0 million, and $3.2 million, respectively.
Other Assets
Other assets as of December 31, 2025 and 2024 consisted of the following:

	December 31,
	2025	2024
	(in thousands)
Manufacturing facility construction buildout	$118,339	$62,477
Other long-term assets	508	1,882
Total	$118,847	$64,359

Accrued Expenses
Accrued expenses as of December 31, 2025 and 2024 consisted of the following:

	December 31,
	2025	2024
	(in thousands)
Clinical studies	$11,811	$2,348
Other research and development	9,239	24,698
VAT payable	4,706	102
Other accrued expenses	5,312	1,975
Total	$31,068	$29,123
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

In November 2024, we amended and restated the Original Lease (the “Amended and Restated Lease”) as a single, unified lease for our Headquarters Facility which includes the existing space under the Original Lease and the Assumed Lease Premises (collectively, the “Existing Premises”) and expanded space covering additional floors (the “Additional Premises”), which resulted in a lease modification in accordance with ASC 842. The Amended and Restated Lease has an initial contractual term of 10 years, contains rent-free periods, scheduled rent increases, lease incentives and the option of two consecutive rights to extend the term for sixty months each. The effective date of the Amended and Restated Lease was November 15, 2024 which, for the purposes of lease accounting, is the commencement date of the lease of the Existing Premises. The commencement dates of the Additional Premises occur when certain leasehold improvements and specifications are substantially complete, the first, second and third of which occurred on February 10, 2025, November 24, 2025 and December 22, 2025, respectively, and the last of which is estimated to occur in 2026. Our Amended and Restated Lease expires on February 28, 2035.
In November 2024, we entered into a sublease agreement, for which we are sublessor, for a portion of our Existing Premises. This sublease has a contractual term of two years, expiring on December 31, 2026, unless earlier terminated, with two conditional options to extend the term of the sublease for a period of 12 months each. The commencement date of this sublease was December 12, 2024.
In July 2024, we entered into a sublease agreement, for which we are the sublessee for a new operating lease in the same campus as our corporate headquarters. This sublease has rent-free periods, scheduled rent increases, and a contractual term of two years, expiring on June 30, 2026, unless earlier terminated.
Manufacturing facility
In October 2023, we entered into the Commercial Manufacturing and Supply Agreement. We have concluded that this agreement contains an embedded lease and will be accounted for in accordance with ASC 842 upon the commencement date. As of December 31, 2025, the lease had not commenced and, as such, no lease liability or ROU asset was recorded on the consolidated balance sheets and no operating lease expense was recorded on the consolidated statements of operations. See Note 4, “Commercial Manufacturing and Supply Agreement,” for further details.
Information related to assumptions for our calculation of our ROU assets and lease liabilities, and cash paid for operating lease liabilities was as follows (dollar amounts in thousands):

	December 31,
	2025	2024
Weighted-average remaining lease term (in years)	9.11	9.60
Weighted-average discount rate	7.2%	7.2%

	December 31,
	2025	2024
Cash paid for operating lease liabilities	$12,729	$11,511
Maturities of lease liabilities as of December 31, 2025 were as follows:

Years ending December 31,	(in thousands)
2026	$12,104
2027	15,788
2028	17,339
2029	17,859
2030	18,395
Thereafter	82,805
Total future undiscounted lease payments	164,290
Less: Imputed interest	(46,709)
Present value of lease liabilities	$117,581
Rent expense recognized under the leases was $15.4 million, $11.5 million and $8.5 million for the years ended December 31, 2025, 2024 and 2023, respectively.
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
Guarantees and Indemnifications
In the normal course of business, we enter into agreements that contain a variety of representations and provide for general indemnification. Our exposure under these agreements is unknown because it involves claims that may be made against us in the future. To date, we have not paid any claims or been required to defend any action related to our indemnification obligations. As of December 31, 2025 and 2024, we did not have any material indemnification claims that were probable or reasonably possible and consequently have not recorded related liabilities.
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

On November 21, 2023 (the “Option Exercise Date”), we exercised the Option by submitting written notice thereof to Sutro Biopharma and concurrently paid Sutro Biopharma $50.0 million in cash as the first of two installment payments for the Option exercise price, followed by the second and final installment of $25.0 million in cash in May 2024. We determined there was no current alternative future use of the acquired manufacturing rights from the Option Agreement and, as a result, the amounts paid were expensed as incurred. Upon the occurrence of certain regulatory milestones, we agreed to pay Sutro Biopharma certain additional milestone payments totaling up to $60.0 million in cash. No milestone payments were made in the year ended December 31, 2025. In the event that we undergo a change of control, certain rights and payments may be accelerated.

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

For additional information about the Manufacturing Rights Agreement, see “Manufacturing and Supply—Sutro Biopharma Agreements—Manufacturing Rights Agreement” included in Part I, Item 1. Business of this Annual Report on Form 10-K.
Purchase Commitments
We enter into agreements in the normal course of business with CMOs and other vendors for manufacturing services and raw materials purchases. We rely on several third-party manufacturers for our manufacturing requirements. As of December 31, 2025, we had the following amounts of non-cancelable purchase commitments related to manufacturing services and raw materials purchased due to our key manufacturing partners. These amounts represent our minimum contractual obligations, including termination fees. If we terminate certain firm orders with key manufacturing partners, we will be required to pay for the manufacturing services scheduled or raw materials purchased under our arrangements. The actual amounts we pay in the future to our vendors under such agreements may differ from the purchase order amounts.

Years ending December 31,	(in thousands)
2026	$447,763
2027	116,422
2028	10,500
2029	10,500
Thereafter	—
Total non-cancelable purchase commitments due to key manufacturing partners	$585,185
8. Stockholders' Equity
Preferred Stock
Our certificate of incorporation authorizes us to issue up to 10,000,000 shares of preferred stock with $0.001 par value per share. There were no shares of preferred stock issued or outstanding as of December 31, 2025 and 2024. Our board of directors (“Board”) are authorized to provide for the issue of all or any of the shares of preferred stock in one or more series, and to fix, determine or alter the voting powers, designation, preferences and rights of the preferred shares, and the qualifications, limitations or restrictions of any wholly unissued shares, to establish from time to time the number of shares constituting any such series, and to increase or decrease the number of shares, if any. Holders of outstanding shares of preferred stock shall be entitled to receive dividends, when, and as declared by the Board in preference and priority to any declaration or payment of any distribution on common stock. The right to receive dividends on preferred shares of preferred stock shall not be cumulative and no right to dividends shall accrue to holders of preferred stock. No dividends have been paid or declared as of December 31, 2025 and 2024.
Common Stock
Our certificate of incorporation authorizes us to issue up to 500,000,000 shares of common stock with $0.001 par value per share, of which 131,058,858 and 124,893,034 shares were issued and outstanding as of December 31, 2025 and 2024, respectively. The holders of our common stock are also entitled to receive dividends whenever funds are legally available, when and if declared by our Board. As of December 31, 2025 and 2024, no dividends have been declared.
ATM Program
In July 2021, we entered into an Open Market Sales Agreement℠ (the “Original ATM Sales Agreement”) with Jefferies LLC (“Jefferies”) to issue and sell, from time to time at our discretion, shares of our common stock at an aggregate offering price up to $150.0 million through Jefferies acting as our sales agent or principal, however, we are not obligated to make any sales of common stock. As of February 27, 2023, we had sold 4,995,709 shares of our common stock under the Original ATM Sales Agreement at a weighted average price of $27.57 per share for aggregate gross proceeds of $137.8 million. On February 27, 2023, we and Jefferies entered into an amendment to the Original ATM Sales Agreement (as amended, the “Amended ATM Sales Agreement”) to offer and sell additional shares of our common stock with an aggregate offering price up to another $400.0 million, which is in addition to the $150.0 million aggregate offering price under the Original ATM Sales Agreement. As of December 31, 2025, we have sold 4,211,367 shares of our common stock under the Amended ATM Sales Agreement at a weighted average price of $64.19 per share for aggregate gross proceeds of $270.3 million, or $264.2 million net of commissions and offering expenses, with $129.7 million remaining for future sales under the Amended ATM Sales Agreement. The gross proceeds of the shares sold net of commission and related offering expenses are reflected as an addition to common stock and additional paid-in capital on our consolidated balance sheets.
The following table summarizes the share activity under the Original and Amended ATM Sales Agreements:

	Year Ended December 31,
	2025	2024	2023
Number of shares sold under the ATM program	—	2,622,560	2,095,943
Weighted average sales price per share	$—	$76.39	$44.38
Aggregate gross proceeds, in thousands (1)	$—	$200,333	$92,976
______________________________________________________________
(1) Includes $4.4 million and $2.2 million of commissions and offering expenses during the years ended December 31, 2024 and 2023, respectively.

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
In January 2025, 1,000,000 shares and 2,500,000 shares underlying the pre-funded warrants from the January 2022 and October 2022 offerings were exercised to receive 999,988 shares and 2,499,971 shares of common stock, net of exercise costs, respectively. In June 2025, 640,705 shares underlying pre-funded warrants from the February 2024 offering were exercised to receive 640,685 shares of common stock, net of exercise costs. In October 2025, 853,936 shares underlying pre-funded warrants from the February 2024 and September 2024 offerings were exercised to receive 853,914 shares of common stock, net of exercise costs. As of December 31, 2025, no other shares underlying the pre-funded warrants have been exercised.
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

A total of 10,150,000 shares of common stock were approved to be initially reserved for issuance under the 2020 Plan. The number of shares that remained available for issuance under the 2014 Plan as of the effective date of the 2020 Plan, and shares subject to outstanding awards under the 2014 Plan as of the effective date of the 2020 Plan that are subsequently canceled, forfeited or repurchased by us, will be added to the shares reserved under the 2020 Plan. In addition, the number of shares of common stock available for issuance under the 2020 Plan is automatically increased on the first day of each calendar year during the 10-year term of the 2020 Plan, beginning with January 1, 2021 and ending with January 1, 2030, by an amount equal to 5% of the outstanding number of shares of our common stock on December 31 of the preceding calendar year or such lesser amount as determined by our Board. As of December 31, 2025, an aggregate of 8,821,691 shares of common stock were available for issuance under the 2020 Plan. Effective January 1, 2026, the number of shares of common stock available under the 2020 Plan increased by 6,552,942 shares pursuant to the evergreen provision of the 2020 Plan.
As of December 31, 2025, 859,884 shares and 13,238,879 shares of common stock were subject to outstanding options and RSUs under the 2014 Plan and 2020 Plan, respectively.

Stock Option Activity
Stock option activity under our 2020 Plan and 2014 Plan, which excludes options to purchase 29,638 shares granted outside of the 2020 Plan and 2014 Plan, for the year ended December 31, 2025 was as follows:

	Options Outstanding				PCSOs Outstanding
	(in thousands, except share and per share data)
Stock Option Activity	Number of Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value	Number of Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balances — December 31, 2024	9,366,936	$39.40	7.48	$406,730	639,710	$102.70	9.85	$—
Granted	2,451,479	$53.39			—
Exercised	(634,401)	$14.39			—
Forfeited	(223,213)	$55.91			(17,850)	102.70
Balances — December 31, 2025	10,960,801	$43.64	7.16	$130,351	621,860	$102.70	8.85	$—
Vested and expected to vest — December 31, 2025	10,960,801	$43.64	7.16	$130,351	621,860	$102.70	8.85	$—
Exercisable at December 31, 2025	6,705,775	$35.16	6.25	$109,070	—
During the years ended December 31, 2025, 2024 and 2023, options to purchase 634,401, 1,813,828 and 538,888 shares of common stock, respectively, were exercised for cash at a weighted-average price per share of $14.39, $13.97 and $10.50, respectively. The intrinsic value of the stock options exercised was $35.0 million, $130.7 million and $21.2 million for the years ended December 31, 2025, 2024 and 2023, respectively. The weighted-average grant date fair value of options granted for the years ended December 31, 2025, 2024 and 2023 was $32.09, $49.36 and $28.74, respectively. The total fair value of stock options vested was $73.7 million, $51.3 million and $41.8 million for the years ended December 31, 2025, 2024 and 2023, respectively.

In November 2024, we granted 639,710 performance contingent stock options ("PCSOs") with both service and market conditions to certain employees. The market condition relates to the achievement of a share price threshold that requires the average price of our common stock to be equal to or greater than $154.05 for a period of one calendar year. To the extent that the market conditions are met, one-third of the PCSOs vest on the third, fourth and fifth anniversary date of the grant date, subject to continued service. The maximum contractual term of our outstanding PCSOs is 10 years from the date of grant. As of December 31, 2025, the market condition for the PCSOs had not been met. No PCSOs were granted in the year ended December 31, 2025.
Stock Unit Award Activity
In March 2022, our Board authorized the issuance of RSUs under our 2020 Plan and adopted a form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement, which is intended to serve as a standard form agreement for RSU grants issued to employees.
In November 2024, we granted 175,513 shares of performance-based stock units ("PSUs"), which contain service and market conditions to certain employees. Subject to continuous service requirements, the market condition is measured based on our total shareholder return (“TSR”) relative to the TSR of our peer group comprised in the Nasdaq Biotechnology Index over a period of four years. No PSUs were granted in the year ended December 31, 2025.
Stock unit award activity for the year ended December 31, 2025 was as follows:

	RSUs				PSUs
	(in thousands, except share and per share data)
	Number of Shares	Weighted- Average Grant-Date Fair Value	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value	Number of Shares	Weighted- Average Grant-Date Fair Value	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands, except share and per share data)
Unvested at December 31, 2024	1,241,272	$67.32	1.46	$101,611	175,513	$151.48	3.85	$14,367
Granted	1,799,831	49.04			—
Vested and released	(630,006)	62.29			—
Cancelled	(70,508)	69.52			—
Unvested at December 31, 2025	2,340,589	$54.55	1.42	$107,995	175,513	$151.48	2.85	$8,098

Shares Available for Grant
Shares available for grant under our 2020 Plan for the year ended December 31, 2025 were as follows:

Number of Shares
Balance — December 31, 2024	6,275,934
Shares authorized	6,244,651
Options and RSUs granted	(4,251,310)
Shares forfeited (1)	311,571
Shares withheld for taxes	240,845
Balance — December 31, 2025	8,821,691
___________________________________________
(1) A total of 1,791 shares were forfeited under the 2020 Plan due to net exercises of stock options.
2020 Employee Stock Purchase Plan
In June 2020, our Board adopted, and our stockholders approved, the 2020 Employee Stock Purchase Plan (the “2020 ESPP”), which became effective on June 11, 2020. The 2020 ESPP permits participants to purchase common stock through payroll deductions of up to 15% of their eligible compensation. Employees enrolled in the 2020 ESPP purchase shares of common stock at a price per share equal to 85% of the lower of the fair market value at the start or end of the six-month purchase periods within the two-year offering period. A total of 650,000 shares of common stock were approved to be initially reserved for issuance under the 2020 ESPP. In addition, the number of shares of common stock available for issuance under the 2020 ESPP is automatically increased on the first day of each calendar year during the 10-year term of the 2020 Plan, beginning with January 1, 2021 and ending with January 1, 2030, by an amount of 1% of the outstanding number of shares of our common stock on December 31 of the preceding calendar year or such lesser amount as determined by our Board. Effective January 1, 2026, the number of shares of common stock available under the 2020 ESPP increased by 1,310,588 shares pursuant to the evergreen provision of the 2020 ESPP.
During the years ended December 31, 2025, 2024 and 2023, employees purchased 147,870, 90,517 and 76,275 shares of common stock through our 2020 ESPP at an average price of $27.14, $38.60 and $26.71 per share, respectively. As of December 31, 2025, a total of 2,019,358 shares of our common stock remain available for future issuance under our 2020 ESPP.
Stock-based Compensation
The following assumptions were used in the Black-Scholes options pricing model for stock options and ESPP shares.

Year Ended December 31,
	2025	2024	2023
Expected volatility
Stock Options	63.5% - 67.5%	69.2% - 71.1%	71.3% - 74.0%
ESPP	51.7% - 108.4%	38.1% - 62.7%	38.1% - 99.7%
Expected term (in years)
Stock Options	5.2 - 5.4	5.3 - 5.4	5.3 - 5.4
ESPP	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0
Risk-free interest rate
Stock Options	3.6% - 4.5%	3.5% - 4.5%	3.5% - 4.6%
ESPP	3.6% - 4.4%	4.3% - 5.4%	4.2% - 5.4%
No PCSOs or PSUs were granted in the years ended December 31, 2025 or 2023. The following assumptions were used in the Monte Carlo simulation model for PCSOs and PSUs granted in the year ended December 31, 2024 to estimate our stock-based compensation expense.

	PCSOs	PSUs
Expected volatility	61.6%	59.9%
Expected term (in years)	5.9	5.9
Risk-free interest rate	4.2%	4.1%
Our expected dividend yield is zero as we have not declared and do not anticipate declaring any dividends.
We recorded total stock-based compensation expense for the years ended December 31, 2025, 2024 and 2023 related to the 2014 Plan, the 2020 Plan and the 2020 ESPP in the consolidated statements of operations and allocated the amounts as follows:

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
Research and development	$74,054	$42,819	$23,275
General and administrative	64,791	42,003	25,485
Total stock-based compensation expense	$138,845	$84,822	$48,760
As of December 31, 2025, there was $301.6 million of unrecognized stock-based compensation expense related to unvested employee and non-employee awards, which is expected to be recognized over a weighted-average period of 2.7 years.
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

We are currently working on a discovery program with the University of North Carolina at Chapel Hill and the University of Chicago to develop a vaccine candidate for the prevention of Chlamydia, which is funded in part by a grant from the NIAID that provides potential funding up to five years totaling approximately $9.5 million. As of December 31, 2025, we have received and expect to continue to receive funding under this grant.
Income from grants is recognized in the period during which the related specified expenses are incurred, provided that the conditions under which the grants were provided have been met. We recognized $0.5 million, $1.0 million and $4.8 million of grant income and recorded the amounts in Other income (expense), net in the consolidated statements of operations during the years ended December 31, 2025, 2024 and 2023, respectively. The grant receivable related to unreimbursed, eligible costs incurred under the agreements, recorded within prepaid expenses and other current assets, was not material as of December 31, 2025, and was $0.4 million as of December 31, 2024.
11. Net Loss Per Share
The following table sets forth the computation of basic and diluted net loss per share and excludes shares which are legally outstanding, but subject to repurchase by us:

	Year Ended December 31,
	2025	2024	2023
Net loss (in thousands)	$(766,628)	$(463,927)	$(402,266)
Weighted-average shares outstanding used in computing net loss per share, basic and diluted	136,089,506	121,997,348	97,157,690
Net loss per share, basic and diluted	$(5.63)	$(3.80)	$(4.14)

The following potentially dilutive securities were excluded from the computation of diluted net loss per share for the period presented because including them would have been antidilutive:

	Year Ended December 31,
	2025	2024	2023
Stock options	11,612,299	10,036,284	9,351,546
Restricted stock units	2,516,102	1,416,785	753,462
Employee stock purchase plan	345,087	112,260	103,628
Total	14,473,488	11,565,329	10,208,636

12. Income Taxes
Our loss before income taxes was primarily derived from our business operations within the United States.
The Company has not recognized a current or deferred tax expense/(benefit) for federal, state or foreign jurisdictions in the years ending December 31, 2025, 2024 or 2023, respectively, due to tax losses in the various jurisdictions.
There were no federal, state, local or foreign income taxes paid, net of refunds, for the years ended December 31, 2025, 2024 or 2023.
The differences between income tax expected at the U.S. federal statutory income tax rate of 21% and the reported income tax rate are summarized as follows:

	Year Ended December 31,
	2025	%	2024	%	2023	%
	(In Thousands, Except for Percentages)
Loss from continuing operations
U.S. Federal Statutory Tax Rate	$(160,792)	21.0%	$(97,425)	21.0%	$(84,476)	21.0%
State and Local Income Taxes, Net of Federal Income Tax Effect (1)	(29)	—%	65	—%	39	—%
Effect of Cross-Border Tax Laws
Global intangible low-taxed income	11,407	(1.5)%	—	—%	—	—%
Tax Credits
Research and Development tax credits	(8,706)	1.1%	(11,297)	2.4%	(6,644)	1.6%
Change in Valuation Allowance	139,663	(18.2)%	108,613	(23.4)%	87,744	(21.8)%
Nondeductible/Non-taxable Items
Stock Based Compensation	3,089	(0.4)%	(18,483)	4.0%	(1,668)	0.4%
Section 162(m) Limitation	12,103	(1.6)%	16,420	(3.5)%	4,525	(1.1)%
Other (2)	3,265	(0.4)%	2,107	(0.5)%	480	(0.1)%
Effective Tax Rate	$—	—%	$—	—%	$—	—%
______________________________________________________________
(1) State taxes in California represented the majority (greater than 50%) of the tax effect within this category.
(2) Other includes immaterial foreign tax effects and immaterial worldwide changes in unrecognized tax benefits in the years ending December 31, 2025, 2024 and 2023.

There was no impact from the changes in tax laws, tax rates or cross-border tax regulations enacted for the years ended December 31, 2025, 2024 or 2023.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following table presents significant components of our deferred tax assets and liabilities as of December 31, 2025 and 2024:

	As of December 31,
	2025	2024
	(in thousands)
Deferred tax assets:
Net operating losses	$336,106	$195,869
Unrealized gain/loss	—	3,465
Accrued and others	6,471	14,637
R&D Credits	38,272	26,709
Capitalized R&D expenditures	221,258	155,356
Accrued manufacturing expenses	471	6,909
Lease liability	35,114	21,228
Intangible assets	27,337	29,253
Stock compensation	22,800	14,652
Capitalized Interest	732	—
Total deferred tax assets	688,561	468,078
Less: Valuation allowance	(645,313)	(446,098)
Net deferred tax asset	43,248	21,980
Deferred tax liabilities:
ROU asset	(34,674)	(21,524)
Fixed Assets	(1,295)	(456)
Unrealized gain/loss	(7,279)	—
Total deferred tax liabilities	(43,248)	(21,980)
Net deferred taxes	$—	$—

At December 31, 2025, we have net operating loss (“NOL”) carryforwards of approximately $796.1 million and $1,907.7 million available to reduce future taxable income, if any, for federal and state income tax purposes, respectively. The federal and state NOL carryforwards, except the federal loss carryforward arising in tax years beginning after December 31, 2017, begin to expire in 2034 unless previously utilized. Federal NOLs arising in tax years beginning after December 31, 2017 have an indefinite carryover period and do not expire. Our state NOL carryforwards generally have a 20-year carryover period. We had no foreign NOL carryforwards at December 31, 2025.
At December 31, 2025, we have research credit carryforwards of $40.3 million and $12.3 million available to offset future income tax liabilities, if any, for federal and California income tax purposes, respectively. The federal research and development tax credit carryforwards expire beginning in 2039 unless previously utilized. The California tax credits can be carried forward indefinitely.
Utilization of the NOL and research credit carryforward may be subject to an annual limitation due to the ownership percentage change limitations under Section 382 and Section 383, respectively, provided by the Internal Revenue Code of 1986, as amended (the “Code”), and similar state provisions. The annual limitation may result in the expiration of the NOL before utilization. We have experienced ownership changes in the past. There were no ownership changes identified in 2025, as such we determined that no federal research credits will expire unutilized or are excluded from our research credit carryforwards. Subsequent ownership changes may affect the limitation in future years.
We have evaluated the positive and negative evidence bearing upon the realizability of our deferred tax assets. Based on our history of operating losses, we have concluded that it is more likely than not that the benefit of our deferred tax assets will not be realized. Accordingly, we have provided a full valuation allowance for deferred tax assets as of December 31, 2025 and 2024.
We have uncertain tax benefits (“UTBs”) totaling $14.0 million and $9.5 million as of December 31, 2025 and 2024, respectively, which were netted against deferred tax assets subject to valuation allowance. The UTBs had no effect on the effective tax rate. We recognize interest and penalties related to UTBs, when they occur, as a component of income tax expense. To the extent accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction of the provision for income taxes in the period such determination is made. There were no interest or penalties recognized for the years ended December 31, 2025 or 2024. We do not expect our UTBs to change significantly over the next 12 months.

A reconciliation of the beginning and ending unrecognized tax benefit amount is as follows:

	December 31,
	2025	2024	2023
	(in thousands)
Balance at the beginning of the year	$9,525	$4,447	$1,754
Additions based on tax positions related to current year	4,316	5,166	2,208
Additions based on tax positions related to prior years	195	—	485
Reductions based on tax positions related to prior years	—	(88)	—
Balance at end of year	$14,036	$9,525	$4,447
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
It is our intention to reinvest the earnings of our non-U.S. subsidiary in those operations and not to repatriate the earnings to the United States. Accordingly, we do not provide for deferred taxes on differences between financial reporting and tax basis in our investments in foreign subsidiaries as they are considered permanent in duration or are not expected to reverse in the foreseeable future. As of December 31, 2025, there are no unremitted earnings of our foreign subsidiary.
On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was signed into law in the United States, and contains a wide range of tax reform provisions, including extending and modifying certain key Tax Act provisions, such as 100% bonus depreciation and the business interest expense limitation. Additionally, the OBBBA repealed mandatory capitalization and amortization of domestic R&D expenses, reverting to the immediate expensing of R&D expenditures for tax years beginning in 2025. The enactment of this legislation did not have a material impact on our consolidated financial statements, effective income tax rate, or cash tax position for the year ended December 31, 2025.
13. Segment Reporting
We operate and manage our business as one reportable and operating segment. Our chief executive officer, who is the chief operating decision maker, reviews financial information on an aggregate basis for purposes of allocating resources and evaluating financial performance based on consolidated net loss, as is reported in our consolidated statements of operations.
Our long-lived assets are based in the United States and Switzerland. Long-lived assets are comprised of property and equipment. As of December 31, 2025 and 2024, property and equipment based in the United States was $39.7 million and $40.8 million, respectively. As of December 31, 2025 and 2024, property and equipment based in Switzerland was $217.7 million and $157.2 million, respectively.

This following table presents segment operation results for the year ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
	2025	2024	2023
Operating expenses:
Research and development - external costs (1)	$600,690	$349,510	$261,984
Research and development - internal costs (2)	193,616	127,134	70,357
Acquired manufacturing rights (Note 7)	—	—	75,000
General and administrative	129,369	92,902	60,700
Total operating expenses	$923,675	$569,546	$468,041

Total other income, net	$157,047	$105,619	$65,775
Net loss	$766,628	$463,927	$402,266
____________________________________________________________
(1)Research and development - external costs consist primarily of product and clinical development, research, facility, depreciation, professional and consulting services expenses attributed to the research and development departments.
(2)Research and development - internal costs consist of internal employee costs including stock-based compensation expenses.

14. Subsequent Events
In February 2026, we completed an underwritten public offering of 12,650,000 shares of our common stock, which included the full exercise of the underwriters' option to purchase an additional 1,650,000 shares, at a price of $50.00 per share. In aggregate, we received approximately $600.2 million in net proceeds after deducting underwriting discounts and commissions and other estimated offering expenses payable by us.
On February 18, 2026, we entered into a Development and Manufacturing Services Agreement with Lonza. Under the agreement, Lonza will perform manufacturing process development and commercial manufacture and supply of certain key components for our proprietary PCV franchise. The agreement has an initial term through December 31, 2038, with options for additional renewal periods. Under the terms of the agreement, if we elect to terminate the agreement for convenience prior to the expiration of the initial term or any committed renewal period, we will be obligated to pay Lonza the greater of a fixed dollar amount or an amount based on certain cancellation fees specified in the agreement.

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
Our management, with the participation of our Chief Executive Office (“CEO”) and our Chief Financial Officer (“CFO”), our principal executive officer and principal financial officer, respectively, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (as amended, the “Exchange Act”) as of December 31, 2025. Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures as of December 31, 2025 were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in its 2013 Internal Control - Integrated Framework. Based on this assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2025. Pursuant to Section 404(c) of the Sarbanes-Oxley Act, our independent registered public accounting firm has issued an attestation report on the effectiveness of our internal control over financial reporting for the year ended December 31, 2025, which is included below.

Report of Independent Registered Public Accounting Firm
To the stockholders and the Board of Directors of Vaxcyte, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Vaxcyte, Inc. and subsidiary (the "Company") as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets and related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows as of and for the year ended December 31, 2025, of the Company and our report dated February 24, 2026 , expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Definition and Limitations of Internal Control over Financial Reporting
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ Deloitte & Touche LLP
San Francisco, California
February 24, 2026

Item 9B. Other Information.
Trading Arrangements
The adoption, modification or termination of contracts, instructions or written plans for the purchase or sale of our securities by our Section 16 officers or directors for the three months ended December 31, 2025, each of which was entered into during an open trading window and is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (“10b5-1 Plan”), were as follows:

Elvia Cowan, our Senior Vice President of Finance and Principal Accounting Officer, adopted a 10b5-1 Plan on December 8, 2025, with an effective date of March 10, 2026. Ms. Cowan’s 10b5-1 Plan provides for the potential exercise and sale of up to 41,060 shares of our common stock, and expires on February 28, 2027, or upon the earlier completion of all authorized transactions thereunder.

Jim Wassil, our Executive Vice President, Chief Operating Officer, adopted a 10b5-1 Plan on December 9, 2025, with an effective date of March 10, 2026. Mr. Wassil’s 10b5-1 Plan provides for the potential exercise and sale of up to 70,056 shares of our common stock, and expires on March 1, 2027, or upon the earlier completion of all authorized transactions thereunder.

During the three months ended December 31, 2025, none of our other directors or Section 16 officers adopted, modified or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 1.01 Entry into a Material Definitive Agreement

On February 18, 2026, Vaxcyte Switzerland GmbH, a subsidiary of Vaxcyte, Inc. (the “Company”), entered into a Development and Manufacturing Services Agreement (the “Agreement”) with Lonza Ltd (“Lonza”), effective as of January 1, 2026 (the “Effective Date”), pursuant to which Lonza will perform manufacturing process development and commercial manufacture and supply of certain key components for the Company’s proprietary pneumococcal conjugate vaccine franchise (the “Product”).

Under the Agreement, the Company will pay Lonza for development and manufacturing services, in addition to paying for certain raw material and other costs. The Company will be required to purchase, and Lonza will be required to supply, Product pursuant to the relevant purchase orders under the Agreement. In consideration of the Product commercial supply services and Lonza’s other obligations under the Agreement, the Company will pay Lonza a daily fee for Lonza’s operation of the facility solely to actively manufacture Product. With respect to such commercial supply, and subject to termination rights, the parties have agreed to a mutually binding percentage of annual facility capacity that shall be utilized by Lonza fully and exclusively for Lonza’s performance of services thereunder, which percentages may be adjusted under certain circumstances. For such services during the Initial Term (as defined below), and subject to termination rights, the Company shall pay Lonza fees totaling mid-eight-figures to high-eight-figures of Swiss Francs per year, calculated based on a formula.

The Company has the right to conduct a technology transfer for the manufacture of the Product to other manufacturers or its own facilities, and Lonza will, subject to certain conditions, provide certain information and support in furtherance of any such technology transfer. Under the Agreement, the Company receives a perpetual, irrevocable, royalty-free license under Lonza’s intellectual property to exploit and commercialize the Product or products incorporating the Product, as well as a perpetual, irrevocable, royalty-free license under Lonza’s intellectual property to the extent incorporated into the manufacturing process for, or otherwise necessary to make or have made, the Product or products incorporating the Product, including the right to make or have made such products.

Unless earlier terminated, the Agreement will remain in effect until December 31, 2038 (the “Initial Term”), subject to automatic renewal for up to three additional renewal periods of five years each, unless the Company elects not to renew (together with the Initial Term, collectively, the “Term”). The Company may terminate the Agreement for convenience, and the Agreement contains customary for-cause termination rights for each party. If the Agreement is terminated (i) by the Company for convenience, or (ii) by Lonza for the Company’s uncured failure to pay material, undisputed amounts of money due to Lonza, then the Company shall pay Lonza the greater of a fixed dollar amount in the low-eight-figures and an amount based on certain cancellation fees as Lonza’s sole and exclusive remedy.

The Agreement also includes customary provisions relating to, among others, insurance and indemnification, intellectual property, assignment and change of control, non-competition, warranties and confidentiality.

The foregoing description of the terms of the Agreement does not purpose to be complete and is subject to, and qualified in its entirety by reference to, the complete text of the Agreement, which will be filed with the Securities and Exchange Commission as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Certain information required by Part III is omitted from this Annual Report on Form 10-K since we intend to file our definitive proxy statement for our 2026 Annual Meeting of Stockholders (the “2026 Proxy Statement”) pursuant to Regulation 14A of the Exchange Act, not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and certain information to be included in the 2026 Proxy Statement is incorporated herein by reference.
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item of Form 10-K will be included under the captions “Proposal No. 1— Election of Directors,” “Executive Officers,” “Delinquent Section 16(a) Reports,” if applicable and “Corporate Governance and Board Matters” in our 2026 Proxy Statement, and is incorporated herein by reference.
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
Item 11. Executive Compensation.
The information required by this item of Form 10-K will be included under the captions “Executive Compensation” (other than information included under the subcaption “Pay Versus Performance Disclosure”), “Director Compensation,” “Corporate Governance and Board Matters,” and “Certain Relationships and Related Person Transactions” in our 2026 Proxy Statement, and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item of Form 10-K will be included under the captions “Security Ownership of Certain Beneficial Owners and Management,” “Director Compensation,” and “Executive Compensation” in our 2026 Proxy Statement, and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item of Form 10-K will be included under the captions “Certain Relationships and Related Person Transactions,” and “Corporate Governance and Board Matters” in our 2026 Proxy Statement, and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services.
The information required by this item of Form 10-K will be included under the caption “Proposal No. 2— Ratification of Independent Registered Public Accounting Firm” in our 2026 Proxy Statement, and is incorporated herein by reference.

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
Item 16. Form 10-K Summary
None.
Exhibit Index

		Incorporated by Reference
Exhibit	Description	Form	File Number	Exhibit	Filing Date
3.1	Second Amended and Restated Certificate of Incorporation of Vaxcyte, Inc.				X
3.2	Amended and Restated Bylaws of Vaxcyte, Inc., as amended.	10-Q	001-39323	3.2	November 6, 2023
4.1	Form of Common Stock Certificate of the Registrant.	S-1/A	333-238630	4.1	June 8, 2020
4.2	Description of Capital Stock.	10-K	001-39323	4.2	March 29, 2021
4.3	Form of Pre-Funded Warrant.	8-K	001-39323	4.1	January 13, 2022
4.4	Form of Pre-Funded Warrant.	8-K	001-39323	4.1	October 27, 2022
4.5	Form of Pre-Funded Warrant.	8-K	001-39323	4.1	April 20, 2023
4.6	Form of Pre-Funded Warrant.	8-K	001-39323	4.1	January 31, 2024
4.7	Form of Pre-Funded Warrant.	8-K	001-39323	4.1	September 6, 2024
10.1#	Vaxcyte, Inc. Amended and Restated 2014 Equity Incentive Plan and forms of agreements thereunder.	S-1	333-238630	10.2	May 22, 2020
10.2#	Vaxcyte, Inc. 2020 Equity Incentive Plan.	10-Q	001-39323	10.1	August 8, 2023
10.3#	Form of Stock Option Grant Notice and Stock Option Agreement (2020 Equity Incentive Plan).	10-Q	001-39323	10.2	August 8, 2023

		Incorporated by Reference
Exhibit	Description	Form	File Number	Exhibit	Filing Date
10.4#	Form of Restricted Stock Unit Grant Notice (2020 Equity Incentive Plan).	10-Q	001-39323	10.2	May 9, 2022
10.5#	Vaxcyte, Inc. 2020 Employee Stock Purchase Plan.	S-1/A	333-238630	10.4	June 8, 2020
10.6	Form of Indemnification Agreement entered into by and between the Registrant and each director and executive officer.	S-1	333-238630	10.5	May 22, 2020
10.7#	Executive Employment Agreement entered into by and between the Registrant and Grant Pickering, dated January 21, 2016.	S-1	333-238630	10.6	May 22, 2020
10.8#	Executive Employment Agreement entered into by and between the Registrant and Jim Wassil, dated November 15, 2019.	S-1	333-238630	10.11	May 22, 2020
10.9#	Offer Letter entered into by and between the Registrant and Andrew Guggenhime, dated April 16, 2020.	S-1	333-238630	10.13	May 22, 2020
10.10#	Offer Letter entered into by and between the Registrant and Mikhail Eydelman, dated March 4, 2022.	10-Q	001-39323	10.1	May 9, 2022
10.11#	Offer Letter entered into by and between Registrant and Harp Dhaliwal, dated September 29, 2021.				X
10.12#	Form of Executive Change in Control and Severance Agreement entered into by and between the Registrant and each eligible employee.	S-1	333-238630	10.14	May 22, 2020
10.13#	Form of Amendment to Executive Change in Control and Severance Agreements entered into by and between the Registrant and each eligible employee.	8-K	001-39323	10.1	December 19, 2025
10.14+†	Master Services Agreement for Drug Product Development and Manufacturing between Registrant and Lonza Ltd., dated March 22, 2022, as amended.	10-K	001-39323	10.12	February 27, 2024
10.15+†	Development and Manufacturing Services Agreement by and between the Registrant and Lonza Ltd., dated March 1, 2023.	10-Q	001-39323	10.1	May 8, 2023
10.16+†	Commercial Manufacturing and Supply Agreement by and between the Registrant and Lonza Ltd., dated October 13, 2023.	10-K	001-39323	10.14	February 27, 2024
10.17+†	Amended and Restated SutroVax Agreement by and between the Registrant and Sutro Biopharma, Inc., dated October 12, 2015, as amended.	S-1	333-238630	10.18	May 22, 2020

		Incorporated by Reference
Exhibit	Description	Form	File Number	Exhibit	Filing Date
10.18+†	Third Amendment to Amended and Restated SutroVax Agreement by and between Sutro Biopharma, Inc. and the Registrant, dated September 28, 2023.	10-Q	001-39323	10.3	November 6, 2023
10.19+†	Supply Agreement by and between the Registrant and Sutro Biopharma, Inc., dated May 29, 2018, as amended.	10-K	001-39323	10.19	February 27, 2023
10.20+†	Option Grant Agreement by and between Registrant and Sutro Biopharma, Inc., dated December 19, 2022.	10-K	001-39323	10.20	February 27, 2023
10.21+†	Manufacturing Rights Agreement by and between the Registrant and Sutro Biopharma, Inc., dated November 21, 2023.	10-K	001-39323	10.19	February 27, 2024
10.22+†	License Agreement by and between the Registrant and The Regents of the University of California, represented by its San Diego campus, dated February 4, 2019.	S-1	333-238630	10.20	May 22, 2020
10.23	First Amendment to License Agreement by and between the Registrant and The Regents of the University of California, represented by its San Diego campus, dated August 16, 2019.	10-K	001-39323	10.21	February 27, 2024
10.24+†	Amended and Restated Lease Agreement by and between the Registrant and ARE-San Francisco No. 63, LLC, dated as of November 15, 2024.	10-K	001-39323	10.22	February 25, 2025
10.25#	Form of Non-U.S. Stock Option Grant Notice and Stock Option Agreement (2020 Equity Incentive Plan).	10-K	001-39323	10.26	February 27, 2024
10.26#	Form of Non. U.S. Restricted Stock Unit Grant Notice (2020 Equity Incentive Plan).	10-K	001-39323	10.27	February 27, 2024
10.27#	Form of Performance Restricted Stock Unit Award Grant Notice and Agreement.	10-Q	001-39323	10.1	May 7, 2025
10.28#	Form of Performance Contingent Stock Option Grant Notice and Agreement.	10-Q	001-39323	10.2	May 7, 2025
10.29+†	Commercial Manufacturing and Supply Agreement by and between the Registrant and Patheon Manufacturing Services LLC (part of Thermo Fisher Scientific), dated September 24, 2025.	10-Q	001-39323	10.1	November 4, 2025
19.1	Vaxcyte, Inc. Insider Trading Policy	10-K	001-39323	19.1	February 25, 2025
21.1	Subsidiary of Registrant.	10-K	001-39323	21.1	February 27, 2024
23.1	Consent of Independent Registered Public Accounting Firm.				X
24.1	Power of Attorney. Reference is made to the signature page hereto.				X

Incorporated by Reference
Exhibit	Description	Form	File Number	Exhibit	Filing Date
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.				X
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.				X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 13a-14(b) or 15d-14(b) of the Securities Exchange Act, as amended, and 18 U.S.C. Section 1350.				X
97.1#	Incentive Compensation Recoupment Policy.	10-K	001-39323	97.1	February 27, 2024
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.				X
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.				X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).				X
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

Vaxcyte, Inc.

Date: February 24, 2026	By:	/s/ Grant E. Pickering
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

Name	Title	Date

/s/ Grant E. Pickering	Chief Executive Officer and Director	February 24, 2026
Grant E. Pickering	(Principal Executive Officer)

/s/ Andrew Guggenhime	President and Chief Financial Officer	February 24, 2026
Andrew Guggenhime	(Principal Financial Officer)

/s/ Elvia Cowan	Senior Vice President, Finance and Chief Accounting Officer	February 24, 2026
Elvia Cowan	(Principal Accounting Officer)

/s/ Carlos Paya	Director	February 24, 2026
Carlos Paya, M.D., Ph.D.

/s/ Olivier Brandicourt	Director	February 24, 2026
Olivier Brandicourt, M.D.

/s/ Annie Drapeau	Director	February 24, 2026
Annie Drapeau

/s/ John Furey	Director	February 24, 2026
John Furey

/s/ Halley Gilbert	Director	February 24, 2026
Halley Gilbert

/s/ Jacks Lee	Director	February 24, 2026
Jacks Lee

/s/ Teri Loxam	Director	February 24, 2026
Teri Loxam

/s/ Heath Lukatch	Director	February 24, 2026
Heath Lukatch, Ph.D.