Form 10-Q
period 2026-03-31
Vaxcyte, Inc.
filed 2026-05-06
CIK 1649094

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________________
FORM 10-Q
___________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐     No   ☒
As of May 4, 2026, the registrant had 144,397,682 shares of common stock, $0.001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

VAXCYTE, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(unaudited)

	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$260,843	$173,959
Short-term investments	1,476,335	1,387,000
Prepaid expenses and other current assets	76,310	66,402
Total current assets	1,813,488	1,627,361
Property and equipment, net	260,695	257,370
Operating lease right-of-use assets	113,103	116,009
Long-term investments	1,004,017	881,664
Restricted cash	1,466	1,466
Other assets	155,539	118,847
Total noncurrent assets	1,534,820	1,375,356
Total assets	$3,348,308	$3,002,717

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$63,060	$70,904
Accrued compensation	7,986	23,000
Accrued contract manufacturing expenses	134,704	74,654
Accrued expenses	30,247	31,068
Operating lease liabilities — current	6,085	6,124
Total current liabilities	242,082	205,750
Operating lease liabilities — long-term	110,212	111,457
Total liabilities	352,294	317,207

Commitments and contingencies (Note 6)
Stockholders' Equity
Preferred stock, $0.001 par value — 10,000,000 shares authorized at March 31, 2026 and December 31, 2025; no shares issued and outstanding at March 31, 2026 and December 31, 2025	—	—
Common stock, $0.001 par value — 500,000,000 shares authorized at March 31, 2026 and December 31, 2025; 144,314,981 and 131,058,858 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	147	134
Additional paid-in capital	5,478,270	4,838,736
Accumulated other comprehensive loss	(6,834)	1,587
Accumulated deficit	(2,475,569)	(2,154,947)
Total stockholders' equity	2,996,014	2,685,510
Total liabilities and stockholders' equity	$3,348,308	$3,002,717
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VAXCYTE, INC.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended March 31,

	2026	2025
Operating expenses:
Research and development	$312,779	$148,134
General and administrative	33,071	32,659
Total operating expenses	345,850	180,793
Loss from operations	(345,850)	(180,793)
Other income, net:
Interest income	26,610	32,935
Other income (expense)	(1,382)	7,140
Total other income, net	25,228	40,075
Net loss	$(320,622)	$(140,718)
Net loss per share, basic and diluted	$(2.30)	$(1.04)
Weighted-average shares outstanding, basic and diluted	139,506,680	135,690,949
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VAXCYTE, INC.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2026	2025
Net loss	$(320,622)	$(140,718)
Other comprehensive loss:
Unrealized (losses) gains on investments, net	(8,731)	4,634
Foreign currency translation adjustments, net	310	(1,083)
Comprehensive loss	$(329,043)	$(137,167)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VAXCYTE, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share data)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Gain (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance — December 31, 2025	131,058,858	$134	$4,838,736	$(2,154,947)	$1,587	$2,685,510
Issuance of common stock in connection with employee incentive plans	606,123	—	9,032	—	—	9,032
Issuance of common stock in connection with follow-on public offering, net of commissions and offering expenses of $30,654	12,650,000	13	601,833	—	—	601,846
Taxes paid related to the net share settlement of equity awards	—	—	(9,295)	—	—	(9,295)
Stock-based compensation expense	—	—	37,964	—	—	37,964
Other comprehensive loss	—	—	—	—	(8,421)	(8,421)
Net loss	—	—	—	(320,622)	—	(320,622)
Balance — March 31, 2026	144,314,981	$147	$5,478,270	$(2,475,569)	$(6,834)	$2,996,014
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

VAXCYTE, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(320,622)	$(140,718)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,947	2,956
Stock-based compensation expense	37,964	30,615
Amortization of operating lease right-of-use assets	2,907	1,918
Net accretion of discounts on investments	(3,112)	(4,913)
Unrealized foreign exchange loss (gain)	2,201	(6,617)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(8,743)	(1,499)
Operating lease right-of-use assets	—	(17,575)
Other assets	(16,876)	(6,554)
Operating lease liabilities	(1,285)	15,999
Accounts payable	(269)	(29,163)
Accrued compensation	(15,018)	(14,418)
Accrued contract manufacturing expenses	54,852	8,088
Accrued expenses	(15,571)	(4,393)
Net cash used in operating activities	(280,625)	(166,274)
Cash flows from investing activities:
Purchases of property and equipment	(2,107)	(5,424)
Purchases of manufacturing facility build-out and equipment construction-in-progress	(12,687)	(21,327)
Purchases of investments	(584,129)	(314,485)
Maturities of investments	340,631	438,488
Sales of investments	24,882	26,065
Net cash provided by (used in) investing activities	(233,410)	123,317
Cash flows from financing activities:
Proceeds from issuance of shares through employee equity incentive plans	9,032	6,049
Proceeds from issuance of common stock from follow-on offering, net of issuance costs	601,846	—
Taxes paid related to the net share settlement of equity awards	(9,295)	(5,290)
Net cash provided by financing activities	601,583	759
Effect of exchange rate changes on cash and cash equivalents	(664)	1,172
Net increase (decrease) in cash, cash equivalents and restricted cash	86,884	(41,026)
Cash, cash equivalents and restricted cash, beginning of period	175,425	389,195
Cash, cash equivalents and restricted cash, end of period	$262,309	$348,169
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$260,843	$346,850
Restricted cash	1,466	1,319
Cash, cash equivalents and restricted cash	$262,309	$348,169
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment recorded in accounts payable and accrued expenses	$6,343	$3,889

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
Unaudited Interim Condensed Consolidated Financial Statements
The condensed consolidated balance sheets as of March 31, 2026, the condensed consolidated statements of operations, comprehensive loss and stockholders’ equity for the three months ended March 31, 2026 and 2025 and the condensed consolidated statements of cash flows for the three months ended March 31, 2026 and 2025 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair statement of our financial information. The financial data disclosed in the footnotes to the condensed consolidated financial statements related to the three months ended March 31, 2026 and 2025 are also unaudited. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any other future annual or interim period. These interim condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and related notes thereto for the year ended December 31, 2025 included in our Annual Report on Form 10-K filed with the SEC on February 24, 2026.

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

Summary of Significant Accounting Policies
There have been no material changes to our significant policies as of and for the three months ended March 31, 2026 from our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
Recently Issued Accounting Standards Not Yet Adopted
In November 2024, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), (“ASU 2024-03”). The amendments in ASU 2024-03 intend to improve the disclosures about a public business entity’s expenses and address requests from investors for more detailed information about the types of expenses (including purchases of inventory, employee compensation, depreciation, amortization, and depletion). This new guidance is effective for us for the annual periods beginning after December 15, 2026. We are currently evaluating the impact of this guidance on our consolidated financial statements and related disclosures.
In September 2025, the FASB issued ASU No. 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, (“ASU 2025-06”). The amendments in ASU 2025-06 intend to modernize the accounting for software costs that are accounted for under Subtopic 350-40, Intangibles—Goodwill and Other—Internal-Use Software (referred to as “internal-use software”). This new guidance is effective for us for the annual periods beginning after December 15, 2027. We are currently evaluating the impact of this guidance on our consolidated financial statements and related disclosures.
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

3. Fair Value Measurements and Fair Value of Financial Instruments
The following tables set forth our financial instruments measured at fair value on a recurring basis by level within the fair value hierarchy at March 31, 2026 and December 31, 2025:

		March 31, 2026
	Fair Value Hierarchy Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Assets		(in thousands)
Cash and cash equivalents:
Cash	Level 1	$89,150	$—	$—	$89,150
Money market funds	Level 1	44,366	—	—	44,366
Commercial paper	Level 2	110,866	—	(17)	110,849
Asset-backed securities	Level 2	16,480	—	(2)	16,478
Total cash and cash equivalents		260,862	—	(19)	260,843
Investments:
U.S. Treasury securities	Level 1	887,530	667	(905)	887,292
Commercial paper	Level 2	24,006	—	(1)	24,005
Corporate debt	Level 2	1,178,119	680	(3,105)	1,175,694
Asset-backed securities	Level 2	142,414	40	(411)	142,043
U.S. government agency securities	Level 2	211,753	62	(497)	211,318
Certificate of Deposits	Level 2	40,000	—	—	40,000
Total investments		2,483,822	1,449	(4,919)	2,480,352

Total assets measured at fair value		$2,744,684	$1,449	$(4,938)	$2,741,195

		December 31, 2025
	Fair Value Hierarchy Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Assets		(in thousands)
Cash and cash equivalents:
Cash	Level 1	$85,417	$—	$—	$85,417
Money market funds	Level 1	52,302	—	—	52,302
Commercial paper	Level 2	36,245	—	(5)	36,240
Total cash and cash equivalents		173,964	—	(5)	173,959
Investments:
U.S. Treasury securities	Level 1	945,072	1,969	(40)	947,001
Commercial paper	Level 2	28,763	3	—	28,766
Corporate debt	Level 2	897,564	2,862	(30)	900,396
Asset backed securities	Level 2	152,164	249	(27)	152,386
U.S. government agency securities	Level 2	219,854	289	(28)	220,115
Certificate of Deposit	Level 2	20,000	—	—	20,000
Total investments		2,263,417	5,372	(125)	2,268,664

Total assets measured at fair value		$2,437,381	$5,372	$(130)	$2,442,623

We had no Level 3 securities either as of March 31, 2026 or 2025.
There were no transfers within the hierarchies during the three months ended March 31, 2026.
As of March 31, 2026 and December 31, 2025, we had investments with a total fair market value of $1.6 billion and $0.3 billion, respectively, in an unrealized loss position, of which $491.9 million and $120.2 million, respectively, were in a continuous unrealized loss position for more than 12 months. As of March 31, 2026, the gross unrealized losses of securities that have been in a continuous unrealized loss position was $4.9 million, of which $4.4 million related to securities that have been in a continuous unrealized loss position for less than 12 months. As of December 31, 2025, the gross unrealized losses of securities that have been in a continuous unrealized loss position was immaterial.
Unrealized losses related to our investments are primarily due to interest rate fluctuations as opposed to credit quality. We do not intend to sell any of the securities in an unrealized loss position and it is not likely that we would be required to sell these securities before recovery of their amortized cost basis, which may be at maturity. We did not recognize any credit losses related to our investments during the three months ended March 31, 2026 or 2025.
The following table presents the contractual maturities of our investments as of March 31, 2026 (in thousands):

Fair Value
Due in less than one year	$1,476,335
Due in one to five years	1,004,017
Total	$2,480,352
4. Commercial Manufacturing and Supply Agreements
Lonza Ltd. (“Lonza”)
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

As of March 31, 2026 and 2025, we have incurred $218.9 million and $171.3 million of capital expenditures related to the Vaxcyte owned facility buildout and equipment, respectively. In addition, as of March 31, 2026 and 2025, we have incurred $155.1 million and $74.7 million of facility buildout expenditures that are owned and controlled by Lonza, including the Repurposing Fee, and costs associated with certification of the Suite for commercial operation, respectively. These amounts have been accounted for as prepaid lease payments and will be recorded as a ROU asset under Accounting Standards Codification (“ASC”) 842 lease accounting when control over the Suite is transferred to us, which we expect to occur upon the completion of construction and certification of the Suite for commercial operation.

Thermo Fisher Scientific

In September 2025, we entered into a master services agreement with Patheon Manufacturing Services LLC, part of Thermo Fisher Scientific (collectively, “Thermo Fisher”), pursuant to which Thermo Fisher will formulate, fill, inspect, package, label, test, manufacture and supply drug product for us at its facility in Greenville, North Carolina (the "Thermo Fisher Commercial Manufacturing and Supply Agreement"). Pursuant to the Thermo Fisher Commercial Manufacturing and Supply Agreement, we have agreed to order drug product from Thermo Fisher based on certain binding forecast periods and established prices. In addition, we will also pay Thermo Fisher for technology transfer activities and reimburse Thermo Fisher for certain out-of-pocket capital expenditures under the terms of the agreement.
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

In November 2024, we amended and restated the Original Lease (the “Amended and Restated Lease”) as a single, unified lease for our Headquarters Facility which includes the existing space under the Original Lease and the Assumed Lease Premises (collectively, the “Existing Premises”) and expanded space covering additional floors (the “Additional Premises”), which resulted in a lease modification in accordance with ASC 842. The Amended and Restated Lease has an initial contractual term of 10 years, contains rent-free periods, scheduled rent increases, lease incentives and the option of two consecutive rights to extend the term for 60 months each. The effective date of the Amended and Restated Lease was

November 15, 2024 which, for the purposes of lease accounting, is the commencement date of the lease of the Existing Premises. The commencement dates of the Additional Premises occur when certain leasehold improvements and specifications are substantially complete, the first, second and third of which occurred in February 2025, November 2025 and December 2025, respectively, and the last of which is estimated to occur in third quarter of 2026. Our Amended and Restated Lease expires on February 28, 2035.

In November 2024, we entered into a sublease agreement, for which we are the sublessor, for a portion of our Existing Premises. This sublease has a contractual term of two years, expiring on December 31, 2026, unless earlier terminated, with two conditional options to extend the term of the sublease for a period of 12 months each. The commencement date of this sublease was December 12, 2024.

In July 2024, we entered into a sublease agreement, for which we are the sublessee for a new operating lease in the same campus as our corporate headquarters. This sublease has rent-free periods, scheduled rent increases, and a contractual term of two years, expiring on June 30, 2026, unless earlier terminated.

Manufacturing Facility
In October 2023, we entered into the Lonza Commercial Manufacturing and Supply Agreement. We have concluded that this agreement contains an embedded lease and will be accounted for in accordance with ASC 842 upon the commencement date. As of March 31, 2026, the lease had not commenced and, as such, no lease liability or ROU asset was recorded on the condensed consolidated balance sheets and no operating lease expense was recorded on the condensed consolidated statements of operations. See Note 4, “Commercial Manufacturing and Supply Agreement”, for further details.
The following tables present additional information for our operating leases:

	March 31, 2026	December 31, 2025
Weighted-average remaining lease term (in years)	8.90	9.11
Weighted-average discount rate	7.2%	7.2%

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Cash paid for operating lease liabilities	$3,707	$3,084
Maturities of lease liabilities as of March 31, 2026 were as follows:

Years ending December 31,	(in thousands)
Remainder of 2026	$8,930
2027	15,788
2028	17,339
2029	17,859
2030	18,395
Thereafter	82,805
Total future undiscounted lease payments	161,116
Less: Imputed interest	(44,819)
Total lease liabilities	$116,297
Rent expense recognized under the leases was $5.5 million and $3.6 million for the three months ended March 31, 2026 and 2025, respectively.

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
Guarantees and Indemnifications
In the normal course of business, we enter into agreements that contain a variety of representations and provide for general indemnification. Our exposure under these agreements is unknown because it involves claims that may be made against us in the future. To date, we have not paid any claims or been required to defend any action related to our indemnification obligations. As of March 31, 2026, we did not have any material indemnification claims that were probable or reasonably possible and consequently have not recorded related liabilities.
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
Development and Manufacturing Services Agreements with Lonza
In April 2022, we entered into a non-exclusive development and manufacturing services agreement with Lonza effective as of March 22, 2022, which was subsequently amended in May 2022, November 2022 and October 2023 (as amended, the “2022 Lonza DMSA”). Pursuant to the 2022 Lonza DMSA, Lonza is obligated to perform services including manufacturing process development and clinical manufacture and supply of our proprietary PCV candidates.
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
In February 2026, we entered into another non-exclusive development and manufacturing services agreement with Lonza effective as of January 1, 2026 (the "2026 Lonza DMSA"). Pursuant to the 2026 Lonza DMSA, Lonza will perform manufacturing process development and commercial manufacture and supply of certain key components for our propriety PCV franchise.
Under the 2026 Lonza DMSA, we will pay Lonza for development and manufacturing services, in addition to paying for certain raw material and other costs. We will be required to purchase, and Lonza will be required to supply, the components pursuant to the relevant purchase orders under the agreement. In consideration of the commercial supply services and Lonza’s other obligations under the agreement, we will pay Lonza a daily fee for Lonza’s operation of the facility solely to actively manufacture the components. With respect to such commercial supply, and subject to termination rights, we and Lonza have agreed to a mutually binding percentage of annual facility capacity that shall be utilized by Lonza fully and exclusively for Lonza’s performance of services thereunder, which percentages may be adjusted under certain circumstances.
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

In November 2023 (the “Option Exercise Date”), we exercised the Option by submitting written notice thereof to Sutro Biopharma and concurrently paid Sutro Biopharma $50.0 million in cash as the first of two installment payments for the Option exercise price, followed by the second and final installment of $25.0 million in cash in May 2024. We determined there was no current alternative future use of the acquired manufacturing rights from the Option Agreement and, as a result, the amounts paid were expensed as incurred. Upon the occurrence of certain regulatory milestones, we agreed to pay Sutro Biopharma certain additional milestone payments totaling up to $60.0 million in cash. In the event that we undergo a change of control, certain rights and payments may be accelerated. No milestone payments were made during the three months ended March 31, 2026.
Manufacturing Rights Agreement with Sutro Biopharma
Concurrent with the payment of the first installment of the Option exercise price pursuant to the Option Agreement, in November 2023, the manufacturing rights agreement (in the form of the Form Definitive Agreement) between us and Sutro Biopharma (the “Manufacturing Rights Agreement”) became effective. Pursuant to the Manufacturing Rights Agreement, we obtained exclusive rights to independently, or through certain third parties, develop, improve and manufacture cell-free extract for use in connection with our vaccine candidates.
For additional information about the Manufacturing Rights Agreement, see “Certain Significant Relationships—Sutro Biopharma—Manufacturing Rights Agreement with Sutro Biopharma” included in Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report on Form 10-Q.
Purchase Commitments
We enter into agreements in the normal course of business with CMOs and other vendors for manufacturing services and raw materials purchases. We rely on several third-party manufacturers for our manufacturing requirements. As of March 31, 2026, we had the following amounts of non-cancelable purchase commitments related to manufacturing services and raw materials purchased due to our key manufacturing partners. These amounts represent our minimum contractual obligations, including termination fees. If we terminate certain firm orders with key manufacturing partners, we will be required to pay for the manufacturing services scheduled or raw materials purchased under our arrangements. The actual amounts we pay in the future to our vendors under such agreements may differ from the purchase order amounts.

Years ending December 31,	(in thousands)
Remainder of 2026	$512,538
2027	189,102
2028	10,500
2029	10,500
Thereafter	—
Total non-cancelable purchase commitments due to our key manufacturing partners	$722,640
7. Stockholders' Equity
Common Stock

Our certificate of incorporation authorizes us to issue up to 500,000,000 shares of common stock with $0.001 par value per share, of which 144,314,981 and 131,058,858 shares were issued and outstanding as of March 31, 2026 and December 31, 2025, respectively. The holders of our common stock are also entitled to receive dividends whenever funds are legally available, when and if declared by our Board. As of March 31, 2026 and 2025, no dividends have been declared.
ATM Program

In July 2021, we entered into an Open Market Sales AgreementSM (the “Original ATM Sales Agreement”) with Jefferies LLC (“Jefferies”) to issue and sell, from time to time at our discretion, shares of our common stock at an aggregate offering price up to $150.0 million through Jefferies acting as our sales agent or principal. As of February 27, 2023, we had sold 4,995,709 shares of our common stock under the Original ATM Sales Agreement at a weighted average price of $27.57 per share for aggregate gross proceeds of $137.8 million. On February 27, 2023, we and Jefferies entered into an amendment to the Original ATM Sales Agreement (as amended, the “Amended ATM Sales Agreement”) to offer and sell additional shares of our common stock with an aggregate offering price up to another $400.0 million, which was in addition to the $150.0 million aggregate offering price under the Original ATM Sales Agreement. Effective as of February 24, 2026, we terminated the Amended ATM Sales Agreement. Prior to termination, we sold 4,211,367 shares of our common stock under the Amended ATM Sales Agreement at a weighted average price of $64.19 per share for aggregate gross proceeds of $270.3 million, or $264.2 million net of commissions and offering expenses. The gross proceeds of the shares sold net of commission and related offering expenses are reflected as an addition to common stock and additional paid-in capital on our condensed consolidated balance sheets.
On February 24, 2026, we entered into a Sales Agreement (the "2026 ATM Sales Agreement") with Leerink Partners LLC ("Leerink Partners"), to issue and sell, from time to time at our discretion, shares of our common stock at an aggregate offering price up to $500.0 million through Leerink Partners as our sales agent. As of March 31, 2026, we have not sold any shares of our common stock under the 2026 ATM Sales Agreement.
Underwritten Follow-on Public Offerings
From January 2022 through September 2024, we successfully completed a number of underwritten public offerings, which included pre-funded warrants to purchase a total of 10,458,434 shares of our common stock. The pre-funded warrants are exercisable, at the option of each holder, in whole or in part by delivering to us a duly executed exercise notice and payment of the exercise price. Each pre-funded warrant has an exercise price of $0.001 per share. No fractional shares of common stock will be issued in connection with the exercise of a pre-funded warrant. The holders of the pre-funded warrants may also satisfy their obligation to pay the exercise price through a “cashless exercise,” in which the holder receives the net value of the pre-funded warrant in shares of common stock determined according to the formula set forth in the pre-funded warrant.
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
During the three months ended March 31, 2025, 3,500,000 shares underlying the pre-funded warrants were exercised to receive 3,499,959 shares of common stock, net of exercise costs. No shares underlying the pre-funded warrants were exercised during the three months ended March 31, 2026. As of both March 31, 2026 and December 31, 2025, a total of 5,463,793 shares underlying pre-funded warrants were outstanding.
In February 2026, we completed an underwritten public offering of 12,650,000 shares of our common stock, which included the full exercise of the underwriters' option to purchase an additional 1,650,000 shares, at a price of $50.00 per share. In aggregate, we received $601.8 million in net proceeds after deducting underwriting discounts, commissions and other offering expenses payable by us.
8. Equity Incentive Plans
Equity Incentive Plans

We currently grant stock options and restricted stock units (“RSUs”) under the 2020 Equity Incentive Plan (“2020 Plan”), which became effective in June 2020 and replaced our 2014 Equity Incentive Plan (“2014 Plan”).
Effective January 1, 2026, the number of shares of common stock available under the 2020 Plan increased by 6,552,942 shares pursuant to the evergreen provision of the 2020 Plan. As of March 31, 2026, an aggregate of 13,718,437 shares of common stock were available for issuance under the 2020 Plan.
Our 2014 Plan permitted the granting of incentive stock options, non-statutory stock options, restricted stock and other stock-based awards. Subsequent to the adoption of the 2020 Plan, no additional equity awards can be made under the 2014 Plan. As of March 31, 2026, 838,806 shares and 14,310,030 shares of common stock were subject to outstanding options and RSUs under the 2014 Plan and 2020 Plan, respectively.
Stock Option Activity

Stock option activity under our 2020 Plan, including performance contingent stock options (“PCSOs”), and 2014 Plan, which excludes options to purchase 29,638 shares granted outside of the 2020 Plan and 2014 Plan, was as follows:

		Options Outstanding			PCSOs Outstanding
		(in thousands, except share and per share data)
	Number of Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value	Number of Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balances — December 31, 2025	10,960,801	$43.64	7.16	$130,351	621,860	$102.70	8.85	$—
Options granted	974,819	59.64
Options exercised	(366,253)	25.00
Options forfeited	(39,336)	68.78			(6,600)	$102.70
Balances — March 31, 2026	11,530,031	$45.50	7.25	$207,917	615,260	$102.70	8.60	$—
Vested and expected to vest — March 31, 2026	11,530,031	$45.50	7.25	$207,917	615,260	$102.70	8.60	$—
Exercisable at March 31, 2026	6,934,265	$36.99	6.27	$170,485	—			$—

During the three months ended March 31, 2026 and 2025, options to purchase 366,253 and 440,454 shares, respectively, were exercised for cash at a weighted-average price per share of $25.00 and $13.97, respectively. The intrinsic value of the stock options exercised was $10.5 million and $31.0 million for the three months ended March 31, 2026 and 2025, respectively. The weighted-average grant date fair value of options granted for the three months ended March 31, 2026 and 2025 was $35.69 and $46.04, respectively.
Stock Unit Award Activity

Stock unit award activity, including performance based stock units (“PSUs”), for the three months ended March 31, 2026 was as follows:

	Unvested RSUs				Unvested PSUs
	(in thousands, except share and per share data)
	Number of Shares	Weighted- Average Grant-Date Fair Value Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value	Number of Shares	Weighted- Average Grant-Date Fair Value Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Unvested at December 31, 2025	2,340,589	$54.55	1.42	$107,995	175,513	$151.48	2.85	$8,098
Granted	914,574	59.94			—
Vested and released	(396,884)	52.91			—
Cancelled	(30,247)	51.18			—
Unvested at March 31, 2026	2,828,032	$56.56	1.54	$164,337	175,513	$151.48	2.61	$10,199
The weighted-average grant date fair value of RSUs granted during the three months ended March 31, 2026 and 2025 was $59.94 and $73.57, respectively. The aggregate intrinsic value of unvested RSUs is calculated using the closing price of our common stock on the grant date.
Shares Available for Grant
Shares available for grant under our 2020 Plan for the three months ended March 31, 2026 were as follows:

Number of Shares
Balance — December 31, 2025	8,821,691
Shares authorized	6,552,942
Options and RSUs granted	(1,889,393)
Shares forfeited	76,183
Shares withheld for taxes	157,014
Balance — March 31, 2026	13,718,437
2020 Employee Stock Purchase Plan
Effective January 1, 2026, the number of shares of common stock available under the 2020 Employee Stock Purchase Plan (the "2020 ESPP") increased by 1,310,588 shares pursuant to the evergreen provision of the 2020 ESPP. As of March 31, 2026, there were 3,329,946 shares available under the 2020 ESPP.
Stock-based Compensation
The following assumptions were used in the Black-Scholes options pricing model for stock options granted in the respective period of:

	Three Months Ended March 31,
	2026	2025
Expected volatility	65.6% - 66.6%	67.3% - 67.5%
Expected term (in years)	5.4	5.2 - 5.3
Risk-free interest rate	3.6% - 3.8%	4.1% - 4.5%

We recorded total stock-based compensation expense for the three months ended March 31, 2026 and 2025 related to the 2014 Plan, the 2020 Plan and the 2020 ESPP in the condensed consolidated statements of operations and allocated the amounts as follows:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Research and development	$20,678	$15,925
General and administrative	17,286	14,690
Total stock-based compensation expense	$37,964	$30,615
As of March 31, 2026, there was $351.3 million of unrecognized stock-based compensation expense related to unvested employee and non-employee awards, which is expected to be recognized over a weighted-average period of 2.74 years.
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
Our vaccine development program for VAX-GI, a novel preclinical vaccine candidate being developed as a preventative treatment for dysentery and shigellosis, which is caused by Shigella bacteria, is currently funded in part by two grants obtained from the National Institutes of Health (“NIH”) administered by the University of Maryland, Baltimore. Our first grant from the NIH was awarded in April 2021 and provides for potential funding up to five years totaling approximately $0.5 million. In June 2023, we received another grant from the NIH that provides for potential funding up to five years totaling approximately $4.6 million. As of March 31, 2026, we have received and expect to continue to receive funding under each of these grants.

We are currently working on a discovery program with the University of North Carolina at Chapel Hill and the University of Chicago to develop a vaccine candidate for the prevention of Chlamydia, which is funded in part by a grant from the National Institute of Allergy and Infectious Diseases that provides potential funding up to five years totaling approximately $9.5 million. As of March 31, 2026, we have received and expect to continue to receive funding under this grant.
Income from grants is recognized in the period during which the related specified expenses are incurred, provided that the conditions under which the grants were provided have been met. The amount of grant income was not material during the three months ended March 31, 2026 and March 31, 2025. The grant receivable related to unreimbursed, eligible costs incurred under the agreements recorded within prepaid expenses and other current assets in the condensed consolidated balance sheets was immaterial as of March 31, 2026 and December 31, 2025.

10. Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share and excludes shares which are outstanding, but subject to repurchase by us:

	Three Months Ended March 31,
	2026	2025
Net loss (in thousands)	$(320,622)	$(140,718)
Weighted-average shares outstanding used in computing net loss per share, basic and diluted (1)	139,506,680	135,690,949
Net loss per share, basic and diluted	$(2.30)	$(1.04)

The following potentially dilutive securities were excluded from the computation of diluted net loss per share for the period presented because including them would have been antidilutive:

	As of March 31,
	2026	2025
Stock options	12,174,929	10,696,652
Restricted stock units	3,003,545	1,918,066
Employee stock purchase plan	334,185	114,206
Total potentially dilutive securities outstanding	15,512,659	12,728,924
11. Income Taxes
In determining quarterly provisions for income taxes, we use the annual estimated effective tax rate applied to the actual year-to-date profit or loss, adjusted for discrete items arising in that period. Our annual estimated effective tax rate differs from the U.S. federal statutory rate primarily as a result of changes in our valuation allowance against our deferred tax assets. During the three months ended March 31, 2026 and 2025, we incurred net pre-tax losses in the jurisdictions we operate in and had no income tax provisions. During the three months ended March 31, 2026, there were no material changes to our unrecognized tax benefits, and we do not expect to have any significant changes to unrecognized tax benefits through the end of the fiscal year. We do not have any tax audits or other issues pending.
12. Segment Reporting
We operate and manage our business as one reportable and operating segment. Our chief executive officer, who is the chief operating decision maker, reviews financial information on an aggregate basis for purposes of allocating resources and evaluating financial performance based on consolidated net loss, as is reported in our condensed consolidated statements of operations.
Our long-lived assets are based in the United States and Switzerland. Long-lived assets are comprised of property and equipment. As of March 31, 2026 and December 31, 2025, property and equipment based in the United States was $41.3 million and $39.7 million, respectively. As of March 31, 2026 and December 31, 2025, property and equipment based in Switzerland was $219.4 million and $217.7 million, respectively.
This following table presents segment operation results for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Operating expenses:
Research and development - external costs (1)	$256,432	$103,806
Research and development - internal costs (2)	56,347	44,328
General and administrative	33,071	32,659
Total operating expenses	$345,850	$180,793

Total other income, net	25,228	40,075
Net loss	$320,622	$140,718
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and notes thereto for the year ended December 31, 2025 filed with the Securities and Exchange Commission (“SEC”) on February 24, 2026. This discussion and analysis contain forward-looking statements based upon our current beliefs, plans and expectations that involve risks, uncertainties and assumptions, such as statements regarding our plans, objectives, expectations, intentions and beliefs. Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. You should carefully read the “Risk Factors” section of this Quarterly Report on Form 10-Q to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements. Please also see the section titled “Special Note Regarding Forward-Looking Statements.”
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
•In November 2024, we announced that the U.S. Food and Drug Administration ("FDA") granted breakthrough therapy designation ("BTD") for VAX-31 for the prevention of IPD in adults and, in August 2025, we announced that the FDA expanded the BTD for VAX-31 to include the prevention of pneumonia caused by Streptococcus pneumoniae.
•In December 2025, following an FDA End-of-Phase 2 meeting, we announced that the first participants were dosed in a Phase 3 pivotal, non-inferiority trial ("OPUS-1") evaluating the safety, tolerability and immune responses of VAX-31 in healthy, pneumococcal-naïve (defined as having no known prior history of IPD or pneumococcal pneumonia, or receipt of any licensed or investigational pnemococcal vaccine) adults aged 50 and older through direct, head-to-head comparisons with both PVC20 and PCV21, the current standard-of-care PCVs. In March 2026, we announced that we completed enrollment of this trial. We expect to announce topline safety, tolerability and immunogenicity data from this study in the fourth quarter of 2026.
•In January 2026, we announced the initiation of an additional Phase 3 trial evaluating VAX-31 when administered concomitantly with a licensed, high-dose seasonal influenza vaccine in pneumococcal-naïve adults aged 50 years and older (“OPUS-2”). In February 2026, we announced the initiation of a separate Phase 3 study evaluating VAX-31 in adults previously vaccinated with a lower-valency pneumococcal vaccine (“OPUS-3”). In March 2026, we announced we completed enrollment of the OPUS-2 trial and in May 2026, we announced we completed enrollment of the OPUS-3 trial. We expect to report safety, tolerability and immunogenicity data from the OPUS-2 and OPUS-3 studies in the first half of 2027. We are also planning for a manufacturing consistency study (e.g., a lot-to-lot study).
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
▪In September 2025, we announced advancement of the VAX-31 infant Phase 2 randomized, dose-finding study to the third and final stage following modifications to the protocol to add a new dose arm to evaluate a VAX-31 Optimized Dose (majority of serotypes dosed at 4.4mcg and the balance dosed at 3.3mcg) and discontinue further enrollment in the Low Dose arm. The Middle and High Dose arms continued as planned.
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
•In November 2025, we announced final safety, tolerability, and immunogenicity results from the VAX-24 infant Phase 2 study that were consistent with the positive interim data reported in March 2025 and showed that VAX-24 elicited robust, dose-dependent immune responses, with little to no evidence of carrier suppression observed. The final data analysis included full 6-month safety results and complete post-dose 3 (primary immunization series) and post-dose 4 (booster dose) IgG and OPA results. The key immunogenicity endpoints included an assessment of immune responses for each of the VAX-24 dose levels (Low, Mid, Mixed) compared to PCV20 for the 20 common and 4 unique serotypes in VAX-24. At 1-month post-dose 3 and post-dose 4, immune responses were assessed based on serotype-specific IgG seroconversion rates (IgG threshold value of ≥0.35mcg/mL). IgG GMRs were also assessed at 1-month post-dose 3 and post-dose 4, along with other key immunogenicity endpoints, including OPA.
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
•The final data from the VAX-24 infant Phase 2 dose-finding study further supported our rationale for exploring higher doses in the ongoing VAX-31 infant Phase 2 study.
◦VAX-XL is a third-generation PCV candidate designed to provide the broadest coverage of any PCV currently in development.
•VAX-A1, a novel conjugate vaccine candidate designed to prevent disease caused by Group A Streptococcus (Streptococcus pyogenes) (“Group A Strep”). Group A Strep is pervasive globally and causes an estimated 800 million cases of illness annually, including pharyngitis, or strep throat, and certain severe invasive infections and sequelae. There is currently no vaccine against Group A Strep, which is one of the leading infectious disease-related causes of death and disability worldwide and a significant contributor to the prescription of antibiotics in children. We believe we have demonstrated preclinical proof of concept for VAX-A1, the data for which were published in December 2020. We plan to initiate a Phase 1 adult study for VAX-A1 in mid-2026, with the primary objective of assessing safety and tolerability, along with a secondary objective of evaluating initial immunogenicity data, to support potential further advancement.
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
Since January 1, 2026, key developments affecting our business include the following:
•Advanced VAX-31 Adult Phase 3 Program: In the first quarter of 2026, we announced several clinical milestones related to our VAX-31 adult program, which was designed in consultation and alignment with the FDA. These included:
◦OPUS-1: In March 2026, we announced we completed enrollment of this Phase 3 pivotal, noninferiority trial comparing VAX-31 to the standard-of care PCVs, PCV20 and PCV21, with 4,049 participants dosed.
◦OPUS-2: In January 2026, we announced the first patients had been dosed in this Phase 3 trial evaluating VAX-31 when administered concomitantly with a licensed seasonal influenza vaccine in pneumococcal-

naïve adults aged 50 years and older. In March 2026, we announced we completed enrollment of this trial with 1,390 participants dosed.
◦OPUS-3: In February 2026, we announce the first patients had been dosed in this Phase 3 trial evaluating VAX-31 in adults who have previously received pneumococcal vaccination. In May 2026, we announced we completed enrollment of this trial with 752 participants dosed.
•Positive VAX-31 Phase 1/2 Adult Data Published in The Lancet Infectious Disease: In March 2026, we announced the publication of positive results from the VAX-31 Phase 1/2 clinical study in the journal The Lancet Infectious Diseases. The study results showed that VAX-31 at all doses studied was observed to be well tolerated and demonstrated a safety profile similar to PCV20 through the full six-month evaluation period. At all doses studied, VAX-31 demonstrated robust OPA and IgG immune responses, with high geometric mean concentrations (GMCs) across all 31 serotypes. The VAX-31 High Dose, which is currently being evaluated in the OPUS Phase 3 program, met or exceeded the OPA response noninferiority criteria (lower bound of the 2-sided 95% confidence interval of the OPA GMR is greater than 0.5) for all 20 serotypes common with PCV20 and met the superiority criteria (lower bound of the 2-sided 95% confidence interval of the difference in the proportions of participants with a ≥4-fold increase from day 1 to month 1 is greater than 10%, and lower bound of the 2-sided 95% confidence interval of the OPA GMR is greater than 2.0) for the 11 incremental serotypes unique to VAX-31 and not in PCV20. The VAX-31 High Dose average OPA immune responses were greater for 18 of 20 serotypes compared to PCV20 (GMR greater than 1.0), with seven of these serotypes achieving statistically higher immune responses compared to PCV20.
•Completed Enrollment of VAX-31 Phase 2 Infant Study: In January 2026, we announced we completed enrollment of the VAX-31 infant Phase 2 dose-finding study, with 900 healthy infants dosed. Participants have received at least their second dose in the primary immunization series.
•Advancing VAX-A1, a Potential Best-in-Class Vaccine Candidate Designed to Provide Universal Protection Against Disease Caused by Group A Strep, into the Clinic: In February 2026, we announced plans to advance the clinical development of our most advanced preclinical program, VAX-A1, a prophylactic vaccine candidate designed to prevent disease caused by Group A Strep, with the primary objective of assessing safety and tolerability, along with a secondary objective of evaluating initial immunogenicity data, to support potential further advancement. Group A Strep remains a major global cause of morbidity and mortality in adults and children and is a leading driver of antibiotic use, underscoring the significant public health burden. We expect to initiate a Phase 1 adult study in mid-2026.
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
•Progressed Manufacturing and Supply Chain Capabilities to Support Commercial Launch: In collaboration with Lonza, we completed construction of a dedicated, large-scale manufacturing facility designed to support potential global commercial manufacturing of its PCV candidates for all indications.
•Established North Carolina Presence Including Buildout of Custom PCV Fill-Finish Line: In January 2026, we announced the establishment of a dedicated local North Carolina presence, comprising full-time employees focused on chemistry, manufacturing and controls (CMC) activities as part of our commitment to expand U.S.-based fill-finish manufacturing capacity for our PCVs in North Carolina. As we advance our long-term domestic manufacturing strategy, we are recruiting experienced scientific and manufacturing professionals in one of the country’s most established vaccine-development hubs. In parallel, the buildout of the custom PCV fill-finish line at the North Carolina facility is well underway.
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
We have incurred net losses in each year since inception and expect to continue to incur net losses in the foreseeable future. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending in large part on the timing of our clinical trials and manufacturing activities, and our expenditures on other research and development activities. Our net loss was $320.6 million for the three months ended March 31, 2026. As of March 31, 2026, we had an accumulated deficit of $2.5 billion and cash, cash equivalents and investments of $2.7 billion. We believe our cash, cash equivalents and investments will be sufficient to fund our operating expenses and capital expenditure requirements through at least 12 months from the filing date of this Quarterly Report on Form 10-Q.
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

2026 Development and Manufacturing Services Agreement

In February 2026, we entered into a development and manufacturing services agreement with Lonza, effective as of January 1, 2026, pursuant to which Lonza will perform manufacturing process development and commercial manufacture and supply of certain key components for our proprietary PCV franchise. Under the agreement, we will pay Lonza for development and manufacturing services, in addition to paying for certain raw material and other costs. We will be required to purchase, and Lonza will be required to supply, the components pursuant to the relevant purchase orders under the agreement. In consideration of the commercial supply services and Lonza’s other obligations under the agreement, we will pay Lonza a daily fee for Lonza’s operation of the facility solely to actively manufacture the components. With respect to such commercial supply, and subject to termination rights, we and Lonza have agreed to a mutually binding percentage of annual facility capacity that shall be utilized by Lonza fully and exclusively for Lonza’s performance of services thereunder, which percentages may be adjusted under certain circumstances.

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
In September 2023, we and Sutro Biopharma amended certain terms of the Sutro Biopharma License Agreement, including with respect to (i) royalty reduction provisions applicable in the event of expiration of relevant patent claims, which would result in lower royalties payable by us to Sutro Biopharma under certain circumstances, (ii) the ownership, prosecution, maintenance and enforcement of certain intellectual property rights licensed or arising under the Sutro Biopharma License Agreement (including as agreed to be amended in the Option Agreement (as defined below)), and (iii) the timing and form for financial reporting of royalty payment calculations.
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

Our PCV programs include VAX-31, VAX-24 and VAX-XL, and our non-PCV programs include VAX-A1, VAX-GI, and other discovery-stage programs. In August 2025, we announced that we paused the advancement, beyond preclinical development, of VAX-A1 and VAX-GI while remaining confident in their potential and preserving the option to advance the programs in the future. We now plan to initiate a Phase 1 adult study for VAX-A1 in mid-2026. The majority of our external costs relate to our PCV programs compared to the costs related to non-PCV programs. Most of the external costs associated with our vaccine candidates, particularly our PCV programs, are common in nature, and can be deployed across multiple candidates or redeployed as our vaccine development strategy evolves; as a result, we do not track external costs by candidate, program or project. We do not allocate internal personnel-related costs by program or project because several of our departments support multiple vaccine candidate programs and the hours are not tracked separately by program.

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

Our vaccine development program for VAX-GI, a novel preclinical vaccine candidate being developed as a preventative treatment for dysentery and shigellosis, which is caused by Shigella bacteria, is currently funded in part by two grants obtained from the NIH administered by the University of Maryland, Baltimore. Our first grant from the NIH was awarded in April 2021 and provides for potential funding up to five years totaling approximately $0.5 million. In June 2023, we received another grant from the NIH that provides for potential funding up to five years totaling approximately $4.6 million. As of March 31, 2026, we have received and expect to continue to receive funding under each of these grants.

We are currently working on a discovery program with the University of North Carolina at Chapel Hill and the University of Chicago to develop a vaccine candidate for the prevention of Chlamydia, which is funded in part by a grant from the NIAID that provides potential funding up to five years totaling approximately $9.5 million. As of March 31, 2026, we have received and expect to continue to receive funding under this grant.
Income from grants is recognized in the period during which the related specified expenses are incurred, provided that the conditions under which the grants were provided have been met. The amount of grant income was not material during the three months ended March 31, 2026 and March 31, 2025. Grant income is included as a component of Other income, net in the condensed consolidated statements of operations.
Results of Operations
Comparison of the Three Months Ended March 31, 2026 and 2025
The following table summarizes our results of operations for the periods presented:

	Three Months Ended March 31,		Change
	2026	2025	$	%
	(in thousands)
Operating expenses:
Research and development	$312,779	$148,134	$164,645	111.1%
General and administrative	33,071	32,659	412	1.3%
Total operating expenses	345,850	180,793	165,057	91.3%
Loss from operations	(345,850)	(180,793)	(165,057)	91.3%
Other income, net:
Interest income	26,610	32,935	(6,325)	(19.2)%
Other income (expense)	(1,382)	7,140	(8,522)	(119.4)%
Total other income, net	25,228	40,075	(14,847)	(37.0)%
Net loss	$(320,622)	$(140,718)	$(179,904)	127.8%

Operating Expenses
Research and Development Expenses

	Three Months Ended March 31,		Change
	2026	2025	$	%
	(in thousands)
External costs:
Product manufacturing costs	$161,049	$59,211	$101,838	172.0%
Clinical trials-related expenses	61,880	16,836	45,044	267.5%
Research expenses	18,363	17,089	1,274	7.5%
Facility and other allocated costs	10,950	7,076	3,874	54.7%
Other external costs	4,190	3,594	596	16.6%
Total external costs	256,432	103,806	152,626	147.0%
Internal costs:
Personnel-related expenses	56,347	44,328	12,019	27.1%
Total research and development expenses	$312,779	$148,134	$164,645	111.1%

Research and development expenses increased by $164.6 million, or 111.1%, during the three months ended March 31, 2026 compared to the corresponding period in 2025. The increase was driven by external costs, which grew by $152.6 million largely due to increased development and manufacturing activities in connection with our PCV programs. Product manufacturing costs increased by $101.8 million, primarily driven by an increase in manufacturing activities, including to support the potential future commercial launches, clinical trials-related expenses increased by $45.0 million, primarily due to the initiation of and enrollment in the VAX-31 OPUS-1, OPUS-2 and OPUS-3 Phase 3 studies, facility and other allocated costs increased by $3.9 million, and research expenses increased by $1.3 million compared to the corresponding period in 2025. The increase was further driven by internal personnel-related costs, which grew by $12.0 million largely due to headcount growth.
General and Administrative Expenses
General and administrative expenses increased by $0.4 million, or 1.3%, and remained relatively flat during the three months ended March 31, 2026 compared to the corresponding period in 2025.
Other Income, Net
Other income, net decreased by $14.8 million, or 37.0%, during the three months ended March 31, 2026 compared to the corresponding period in 2025. The decrease was primarily attributable to a $9.4 million reduction in unrealized and realized foreign currency gains due to fluctuations in the foreign currency exchange rates and a $6.3 million decrease in interest income as a result of lower cash and investment balances and lower interest rates during the period.
Liquidity and Capital Resources
From inception through March 31, 2026, we have incurred losses and negative cash flows from operations and have funded our operations primarily through the issuance of common stock, pre-funded warrants to purchase our common stock and, prior to our IPO, redeemable convertible preferred stock, totaling approximately $5.3 billion in aggregate gross proceeds and $5.1 billion net of underwriting discounts, commissions and offering expenses. As of March 31, 2026, we had $0.3 billion in cash and cash equivalents, $2.5 billion in investments and an accumulated deficit of $2.5 billion.

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
ATM Program

In July 2021, we entered into an Open Market Sales AgreementSM (the “Original ATM Sales Agreement”) with Jefferies LLC (“Jefferies”), which provided that, upon the terms and subject to the conditions and limitations set forth in the Original ATM Sales Agreement, we had the right to issue and sell, from time to time, shares of our common stock having an aggregate offering price of up to $150.0 million through Jefferies acting as our sales agent or principal. As of February 27, 2023, we had sold 4,995,709 shares of our common stock under the Original ATM Sales Agreement at a weighted average price of $27.57 per share for aggregate gross proceeds of $137.8 million. On February 27, 2023, we and Jefferies entered into an amendment to the Original ATM Sales Agreement (as amended, the “Amended ATM Sales Agreement”) pursuant to which we had the right to issue and sell, from time to time, shares of our common stock having an aggregate offering price of up to $400.0 million. Effective as of February 24, 2026, we terminated the Amended ATM Sales Agreement. Prior to termination, we sold 4,211,367 shares of our common stock under the Amended ATM Sales Agreement at a weighted average price of $64.19 per share for aggregate gross proceeds of $270.3 million ($264.2 million net of commissions and offering expenses).

On February 24, 2026, we entered into a Sales Agreement (the "2026 ATM Sales Agreement") with Leerink Partners LLC ("Leerink Partners"), to issue and sell, from time to time at our discretion, shares of our common stock at an aggregate offering price up to $500.0 million through Leerink Partners as our sales agent. We will pay Leerink Partners a commission of up to 3.0% of the gross sales proceeds of any common stock sold through Leerink Partners under the 2026 ATM Sales

Agreement; however, we are not obligated to make any sales of common stock. As of March 31, 2026, we have not sold any shares of our common stock under the 2026 ATM Sales Agreement.
Underwritten Follow-on Public Offerings

From January 2022 through September 2024, we successfully completed a number of underwritten public offerings, which included pre-funded warrants to purchase a total of 10,458,434 shares of our common stock. The pre-funded warrants are exercisable, at the option of each holder, in whole or in part by delivering to us a duly executed exercise notice and payment of the exercise price. Each pre-funded warrant has an exercise price of $0.001 per share. No fractional shares of common stock will be issued in connection with the exercise of a pre-funded warrant. The holders of the pre-funded warrants may also satisfy their obligation to pay the exercise price through a “cashless exercise,” in which the holder receives the net value of the pre-funded warrant in shares of common stock determined according to the formula set forth in the pre-funded warrant.
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
During the three months ended March 31, 2025, 3,500,000 shares underlying the pre-funded warrants were exercised to receive 3,499,959 shares of common stock, net of exercise costs. No shares underlying the pre-funded warrants were exercised during the three months ended March 31, 2026. As of both March 31, 2026 and December 31, 2025, a total of 5,463,793 shares underlying pre-funded warrants were outstanding.
In February 2026, we completed an underwritten public offering of 12,650,000 shares of our common stock, which included the full exercise of the underwriters’ option to purchase an additional 1,650,000 shares, at a price of $50.00 per share. In aggregate, we received $601.8 million in net proceeds after deducting underwriting discounts, commissions and other offering expenses payable by us.
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

Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Net cash used in operating activities	$(280,625)	$(166,274)
Net cash provided by (used in) investing activities	(233,410)	123,317
Net cash provided by financing activities	601,583	759
Effect of exchange rate changes on cash and cash equivalents	(664)	1,172
Net increase (decrease) in cash, cash equivalents and restricted cash	$86,884	$(41,026)
Net Cash Flows from Operating Activities
Net cash used in operating activities for the three months ended March 31, 2026 was $280.6 million, an increase of $114.4 million compared to the three months ended March 31, 2025. The increase was primarily due to higher cash expenditures to support our business growth, including increased development and manufacturing activities in connection with the adult and infant PCV programs to support the potential future commercial launches, as well as timing of payments.
Net Cash Flows from Investing Activities
Net cash used in investing activities for the three months ended March 31, 2026 was $233.4 million, an increase of $356.7 million compared to net cash provided by investing activities for the three months ended March 31, 2025. The change was primarily attributable to a $269.6 million increase in purchases of investments and a $99.0 million decrease in maturities and sales of investments, which were partially offset by a $12.0 million decrease in purchases of property and equipment, manufacturing facility build-out and equipment construction-in-progress.
Net Cash Flows from Financing Activities
Net cash provided by financing activities for the three months ended March 31, 2026 was $601.6 million, an increase of $600.8 million compared to the three months ended March 31, 2025. The increase was primarily due to the proceeds of $601.8 million, net of issuance costs, from the follow-on offering during the three months ended March 31, 2026, whereas no such offerings occurred during the three months ended March 31, 2025.
Contractual Obligations and Commitments
Our material cash requirements include the following contractual and other obligations:
Leases
We have operating lease agreements for our office spaces. As of March 31, 2026, we had total lease payment obligations of $161.0 million, of which $12.8 million is payable within one year.
Option Agreement
In November 2023 (the “Option Exercise Date”), we exercised the Option pursuant to the Option Agreement by submitting written notice thereof to Sutro Biopharma and paid Sutro Biopharma an aggregate of $75.0 million in cash for the Option exercise price, with the final payment made in May 2024. Upon the occurrence of certain regulatory milestones, we would be obligated to pay Sutro Biopharma certain additional milestone payments totaling up to $60.0 million in cash. In the event that we undergo a change of control, certain rights and payments may be accelerated.
Purchase Commitments
We have certain payment obligations under various license agreements. Under these agreements, we are required to make milestone payments upon successful completion and achievement of certain intellectual property, clinical, regulatory and sales milestones. The payment obligations under the license agreements are contingent upon future events such as our achievement of specified development, clinical, regulatory and commercial milestones, and we will be required to make development milestone payments and royalty payments in connection with the sale of products developed under these agreements. As the achievement and timing of these future milestone payments are not probable or estimable, such amounts have not been included in our condensed consolidated balance sheets as of March 31, 2026 or December 31, 2025.
We enter into agreements in the normal course of business with CMOs and other vendors for manufacturing services and raw materials purchases. We rely on several third-party manufacturers for our manufacturing requirements. As of March 31, 2026, we had the following amounts of non-cancelable purchase commitments related to manufacturing services and raw materials purchased due to our key manufacturing partners. These amounts represent our minimum contractual obligations, including termination fees. If we terminate certain firm orders with our key manufacturing partners, we will be required to pay for the manufacturing services scheduled or raw materials purchased under our arrangements. The actual amounts we pay in the future to the vendors under such agreements may differ from the purchase order amounts.

Years ending December 31,	(in thousands)
Remainder of 2026	$512,538
2027	189,102
2028	10,500
2029	10,500
Thereafter	—
Total non-cancelable purchase commitments due to our key manufacturing partners	$722,640
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
We believe the critical accounting estimates discussed under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 reflect our more significant estimates, assumptions, and judgments that have the most significant impact on our condensed consolidated financial statements. There have been no significant changes to our critical accounting estimates as filed in such report.
Recently Adopted Accounting Pronouncements
See Note 2, “Basis of Presentation and Summary of Significant Accounting Policies,” to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
Our cash and cash equivalents as of March 31, 2026 and December 31, 2025 consisted of readily available checking and money market funds. As of March 31, 2026 and December 31, 2025, we also invested in U.S. Treasury securities, U.S. government agency securities, corporate debt, commercial paper, certificates of deposit, and asset-backed securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. We do not believe that our cash and cash equivalents have significant risk of default or illiquidity. As of March 31, 2026 and December 31, 2025, we had approximately $2.7 billion and $2.4 billion in cash, cash equivalents and investments, respectively. For the three months ended March 31, 2026, we had interest income of $26.6 million. The following table shows the impact of a hypothetical 10% increase or decrease in interest rates on our net assets as of March 31, 2026 and our net loss for the three months ended March 31, 2026:

	Impact on Net Assets as of March 31, 2026	Impact on Net Loss for the Three Months Ended March 31, 2026

Hypothetical Change in Interest Rates	(in thousands)
10% increase	$10,389	$2,386
10% decrease	$(10,389)	$(2,386)
Concentrations of Credit Risk
Financial instruments that potentially subject us to a concentration of credit risk consist primarily of cash, cash equivalents and investments. We invest in U.S. Treasury securities, U.S. government agency securities, corporate debt, commercial paper, certificates of deposit, and asset-backed securities. We maintain bank deposits in federally insured financial institutions and these deposits may exceed federally insured limits. We are exposed to credit risk in the event of a default by the financial institutions holding our cash and issuers of investments to the extent recorded on the condensed consolidated balance sheets. Our investment policy limits investments to money market funds, certain types of debt securities issued by the U.S. Government and its agencies, corporate debt, commercial paper and asset-backed securities, and places restrictions on the credit ratings, maturities and concentration by type and issuer. We believe that our exposure to credit risks is not significant and that a hypothetical 10% change in credit rates would not have a significant impact on our portfolio.
Foreign Currency Risk
We are exposed to market risk related to changes in foreign currency exchange rates, mainly relating to our contracts with Lonza, our CMO in Switzerland. We have also entered into a limited number of contracts with other parties with payments denominated in foreign currencies. Payments under these contracts are made in foreign currencies and are subject to fluctuations in foreign currency rates. We do not currently have a formal program in place to hedge foreign currency risks. However, from time to time, we buy Swiss Francs (“CHF”), which is the majority of our foreign currency exposure, at market and hold CHF in our bank accounts. As of March 31, 2026 and December 31, 2025, we had approximately $65.4 million and $38.9 million of CHF cash and cash equivalents, respectively, held at three financial institutions. As of March 31, 2026 and December 31, 2025, we had foreign currency denominated accounts payable and accrued expenses of $181.8 million and $129.0 million, respectively. As of March 31, 2026 and December 31, 2025, we had foreign currency denominated property, plant and equipment of $219.4 million and $223.7 million, respectively. As of March 31, 2026 and December 31, 2025, we had foreign currency denominated other assets of $184.2 million and $148.1 million, respectively. To date, foreign currency transaction gains and losses have not been material to our consolidated financial statements.
The following table shows the impact of a hypothetical 10% increase or decrease in current exchange rates on our net assets as of March 31, 2026 and our net loss for the three months ended March 31, 2026:

	Impact on Net Assets as of March 31, 2026	Impact on Net Loss for the Three Months Ended March 31, 2026

Hypothetical Change in Currency Exchange Rates	(in thousands)
10% increase	$26,381	$26,512
10% decrease	$(26,381)	$(26,512)
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
Our management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), our principal executive officer and principal financial officer, respectively, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2026. Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures as of March 31, 2026 were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the quarter ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
We are a clinical-stage biotechnology vaccine company. Investment in clinical-stage companies and vaccine development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential vaccine candidate will not gain regulatory approval or become commercially viable. We do not have any products approved for sale and have not generated any revenue from product sales. As a result, we are not profitable and have incurred losses in each year since inception. Our net losses were $766.6 million and $463.9 million for the years ended December 31, 2025 and 2024, respectively, and $320.6 million and $140.7 million for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, we had an accumulated deficit of $2.5 billion.
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
As of March 31, 2026, we had cash, cash equivalents and investments of $2.7 billion. We believe our existing cash, cash equivalents and investments will fund our current operating plans through at least 12 months from the filing date of this Quarterly Report on Form 10-Q. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned. Furthermore, we will need to raise substantial additional capital to complete the development, manufacturing and commercialization of our drug candidates. We expect to finance our cash needs through public or private equity or debt financings, third-party (including government) funding and marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements or any combination of these approaches.

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
Our business and future success depends on our ability to successfully develop, obtain regulatory approval of, and then commercialize our PCV candidates, which include VAX-31, our 31-valent clinical PCV candidate in development for both the adult and pediatric populations, VAX-24, our 24-valent clinical PCV candidate in development for the pediatric population, and VAX-XL, our third-generation PCV candidate designed to provide the broadest coverage of any PCV currently in development. Although VAX-31 has produced positive topline results in a Phase 1/2 clinical study in adults, it may not demonstrate the same results in the adult pivotal Phase 3 studies needed to obtain marketing approval from the FDA or comparable foreign regulatory authorities or in infant clinical studies. VAX-31 and VAX-24 will require additional clinical and non-clinical development, regulatory review and approval in multiple jurisdictions, substantial investment, access to sufficient clinical and commercial manufacturing capacity and significant marketing efforts before we can generate any revenue from product sales. We cannot provide any assurance that we will be able to successfully advance our PCV candidates through the development process.
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

Vaccine candidates that we successfully develop and commercialize may compete with existing vaccines and new vaccines that may become available in the future. Many of our competitors have substantially greater financial, lobbying, technical, human and other resources than we do and may be better equipped to develop, manufacture and market technologically superior vaccines, including the potential that our competitors may develop chemical processes or utilize novel technologies for developing vaccines that may be superior to those we employ. In addition, many of these competitors have significantly greater experience than we have in undertaking preclinical studies and clinical trials of new products and in obtaining regulatory approvals, including for many vaccine franchises. Accordingly, our competitors may succeed in obtaining FDA approval or a preferred recommendation from ACIP for their products. For example, PCV13 obtained FDA approval for the prevention of invasive pneumococcal disease (“IPD”) in infants based on non-inferior IgG antibody responses relative to Prevnar, using the surrogate immune endpoints established by the prior Prevnar field efficacy study. Pfizer implemented a similar approach to the development of its 20-valent PCV vaccine candidate, PCV20, which was approved by the FDA in June 2021 for use in adults and in April 2023 for use in infants and children. Pfizer previously announced that it was developing a 25-valent PCV candidate ("PCV25") that was in adult and pediatric Phase 2 clinical trials, and that it was working on a 30-plus valent PCV candidate that was in preclinical development. Pfizer announced in November 2025 that it planned to initiate adult and pediatric pivotal trials evaluating PCV25 in 2026. In May 2026, Pfizer announced the initiation of a Phase 3 pediatric study evaluating PCV25 and that its adult program was advancing directly to a preclinical 35-valent candidate, which it expects will enter clinical development in 2026. Merck received approval for PCV15, its 15-valent PCV, in July 2021 for use in adults and in June 2022 for use in infants and children. Merck announced in June 2024 that PCV21, its 21-valent PCV, received approval from the FDA for use in adults. In September 2025, Merck announced positive results from its Phase 3 study evaluating PCV21 in children aged 2–17 with increased risk for pneumococcal disease. Merck is also advancing additional next-generation PCV candidates through multiple early-phase clinical studies evaluating different formulations. In addition, Sanofi and SK bioscience have partnered to develop a 21-valent PCV and, in June 2023, announced positive results from their Phase 2 clinical trials in infants. In December 2024, Sanofi and SK bioscience announced the initiation of a global pediatric Phase 3 clinical program of their 21-valent PCV candidate, as well as an expanded agreement to develop, license and commercialize "next-generation" PCVs for both pediatric and adult populations. In February 2026, SK bioscience announced that it expected topline results from this Phase 3 study to be available in 2027, and that a next-generation PCV candidate, also co-developed with Sanofi, was in preclinical development with clinical trial entry expected in 2026. In March 2026, SK bioscience announced that it was targeting 2029 for commercialization of its 21-valent PCV candidate, which it is co-developing with Sanofi. GSK, which previously acquired Affinivax, was previously developing a 24‑valent affinity‑bound pneumococcal vaccine candidate in adults and infants. In October 2024, GSK announced the termination of their adult 24-valent program in favor of a preclinical 30-plus valent candidate. In October 2025, GSK announced the initiation of a Phase 1 study in Australia evaluating its 30-plus valent candidate in adults. In the fourth quarter of 2025, GSK removed its pediatric 24-valent candidate, which had previously advanced into a Phase 2 clinical trial program, from its publicly disclosed pipeline.
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

The American Rescue Plan Act (“ARPA”) was signed on March 11, 2021. One of the provisions of the ARPA included a modification to the provision limiting the deductibility of executive compensation expense, expanding the definition of covered employees to include the top five highest compensated employees beyond the CEO, CFO and three highest paid officers. The provision was further modified by the OBBBA, which made the provision applicable to publicly traded companies and all members of their controlled group (as opposed to members of the affiliated group, as prescribed under prior law). All changes are effective for tax years beginning after December 31, 2025. While we do not believe that these modifications will have a material impact on our income tax provision currently, we will continue to monitor this provision..
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
We have incurred substantial losses since inception and do not expect to become profitable in the near future, if ever. As of December 31, 2025, we had federal and state NOL carryforwards of $796.1 million and $1,907.7 million, respectively. The federal and state loss carryforwards, except the federal loss carryforward arising in tax years beginning after December 31, 2017, begin to expire in 2034 unless previously utilized. Federal NOLs arising in tax years beginning after December 31, 2017 have an indefinite carryforward period and do not expire. As of December 31, 2025, we also had federal and state research credit carryforwards of $40.3 million and $12.3 million, respectively. The federal research and development tax credit carryforwards expire beginning in 2039 unless previously utilized, and the state research and development tax credits can be carried forward indefinitely. In general, a corporation that undergoes an “ownership change” (generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a rolling three-year period) is subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income. We have experienced ownership changes in the past. There were no ownership changes identified in 2025, as such we have determined that no federal research credits will expire unutilized or are excluded from our research credits carryforwards as of December 31, 2025. Subsequent ownership changes may affect the limitation in future years. As a result, if, and to the extent that we earn net taxable income, our ability to use our pre-change NOLs to offset such taxable income may be subject to limitations.
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

Changes to federal vaccine recommendations could lower utilization, change reimbursement for our products, and create access challenges because vaccine coverage requirements, including limits on cost-sharing, for nearly all insurers are linked to ACIP and CDC recommendations. These changes may affect the scope of liability protections under the National Vaccine Injury Compensation Program, insurance coverage and reimbursement for certain vaccines, and the requirements for state-level vaccine mandates. Ongoing and potential reforms to the federal vaccine injury compensation system, as well as increased state-level divergence from federal recommendations, may further impact our business, operations, and financial condition.
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

In addition, there is a risk that any exclusivity period we receive for any of the vaccine candidates we develop that is approved in the United States as a biological product under a BLA could be shortened due to congressional action or otherwise, or that the FDA will not consider the subject vaccine candidates to be reference products for competing products, potentially creating the opportunity for biosimilar competition sooner than anticipated. In October 2025, the FDA announced that it will no longer require comparative efficacy studies to establish biosimilarity. In addition, although it has not announced a formal policy, the FDA is no longer requiring switching studies for interchangeable products. In addition, the FDA’s updated guidance no longer requires an interchangeability statement on labeling. The FDA's more expansive view of interchangeability may allow more biosimilars to be automatically substituted for the reference product upon approval.
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
In the United States, federal, state, and local governments have enacted numerous data privacy and data security laws beyond HIPAA and other healthcare privacy laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). For example, the CCPA imposes obligations on covered businesses, including, but not limited to, providing specific disclosures in privacy notices and affording California residents certain rights related to their personal data. In addition, the CPRA expanded the CCPA’s requirements, including by adding new rights allowing individuals to opt out of the sharing (as defined under the CCPA) of and correct their personal data and limit the use and disclosure of their sensitive personal data, as well as by establishing a new California Privacy Protection Agency to implement and enforce, alongside the California Attorney General, the CCPA. Other U.S. states have also recently enacted comprehensive data privacy laws — including Virginia, Connecticut, Utah, Colorado, Delaware, Indiana, Iowa, Kentucky, Maryland, Minnesota, Montana, New Hampshire, New Jersey, Nebraska, Oregon, Rhode Island, Tennessee, and Texas — and other local, state, and federal laws are currently under consideration. Certain states also impose stricter requirements, such as conducting data privacy impact assessments, for processing certain personal data, including sensitive information. These state laws allow for statutory fines for noncompliance. For example, the CCPA allows for fines of up to $7,500 per intentional violation and allows for private litigants affected by certain data breaches to recover significant statutory damages. While these states, like the CCPA, also exempt some data processed in the context of clinical trials, these developments further complicate compliance efforts, and increase legal risk and compliance costs for us and the third parties upon which we rely. If we become subject to new data privacy laws, at the state level, the risk of enforcement action against us could increase because we may become subject to additional obligations, and the number of individuals or entities that can initiate actions against us may increase (including individuals, via a private right of action, and state actors).
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
•regulatory recommending body or legal developments in the United States and abroad;
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
International trade policies are subject to periodic revision and may change in response to economic, geopolitical or national security considerations. The U.S. government and certain foreign governments have recently announced new or increased tariffs on imported goods, and additional tariffs or increases in tariffs could be assessed in the future. Pharmaceuticals have historically been exempt from tariffs. However, pursuant to Section 232 of the Trade Expansion Act of 1962, the U.S. government has announced plans to impose a 100% tariff on patented pharmaceutical products and ingredients manufactured outside the U.S., subject to certain exemptions and reduced rates, including delayed implementation, reduced rates for imports from certain countries, exemptions for specific product categories, and pathways to mitigate tariffs through onshoring and pricing agreements with the U.S. government. While the full scope and implementation of these measures remain subject to further clarification, it is possible that the imposition of tariffs on a range of pharmaceutical products and ingredients may negatively impact certain aspects of our manufacturing process for our clinical trial product materials and supplies, the level of expenses related to our vaccine candidates or preclinical and clinical development programs, and our business.
We rely on third-party manufacturers with global operations, so our business may be impacted by tariffs. We do not sell any commercial products nor do we expect to do so in the immediate future, so we cannot pass on the increased costs from the tariffs to customers. Therefore, we would expect to absorb any increased costs, which could negatively impact our business.
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
c.Issuer Purchases of Equity Securities
None.
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Trading Arrangements

The adoption, modification or termination of contracts, instructions or written plans for the purchase or sale of our securities by our Section 16 officers or directors for the three months ended March 31, 2026, each of which was entered into during an open trading window and is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (“10b5-1 Plan”), were as follows:

Grant Pickering, our Chief Executive Officer and a member of our Board, adopted a 10b5-1 Plan on March 3, 2026, with an effective date of June 2, 2026. Mr. Pickering’s 10b5-1 Plan provides for the potential sale of up to 44,473 shares of our common stock held by Mr. Pickering and the potential exercise and sale of up to 223,423 shares of our common stock held by Mr. Pickering. Mr. Pickering’s 10b5-1 Plan also provides for the potential sale of up to 28,000 shares of our common stock held by trusts in which the beneficiaries are children of Mr. Pickering. Mr. Pickering's 10b5-1 Plan expires on July 26, 2027, or upon the earlier completion of all authorized transactions thereunder.

Andrew Guggenhime, our President and Chief Financial Officer, adopted a 10b5-1 Plan on March 4, 2026, with an effective date of June 3, 2026. Mr. Guggenhime’s 10b5-1 Plan provides for the potential exercise and sale of up to 156,000 shares of our common stock, and expires on June 30, 2027, or upon the earlier completion of all authorized transactions thereunder.

During the three months ended March 31, 2026, none of our other directors or Section 16 officers adopted, modified or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits.

		Incorporated by Reference
Exhibit Number	Description	Schedule Form	File Number	Exhibit	Filing Date

3.1	Second Amended and Restated Certificate of Incorporation of Vaxcyte, Inc.	10-K	001-39323	3.1	February 24, 2026

3.2	Amended and Restated Bylaws of Vaxcyte, Inc., as amended.	10-Q	001-39323	3.2	November 6, 2023

4.1	Form of Common Stock Certificate of the Registrant.	S-1/A	333-238630	4.1	June 8, 2020

4.2	Form of Pre-Funded Warrant.	8-K	001-39323	4.1	January 13, 2022

4.3	Form of Pre-Funded Warrant.	8-K	001-39323	4.1	October 27, 2022

4.4	Form of Pre-Funded Warrant.	8-K	001-39323	4.1	April 20, 2023

4.5	Form of Pre-Funded Warrant.	8-K	001-39323	4.1	January 31, 2024

4.6	Form of Pre-Funded Warrant.	8-K	001-39323	4.1	September 6, 2024

10.1 #+	Development and Manufacturing Services Agreement by and between the Registrant and Lonza Ltd., dated February 18, 2026.				X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1†	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	Inline XBRL Instance Document: the instance document does not appear in the interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Inline XBRL for the cover page of the Quarterly Report on Form 10-Q included in the Exhibit 101 Inline XBRL Document Set.
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

Vaxcyte, Inc.

Date: May 6, 2026	By:	/s/ Grant E. Pickering
Grant E. Pickering
Chief Executive Officer

Date: May 6, 2026	By:	/s/ Andrew Guggenhime
Andrew Guggenhime
President and Chief Financial Officer