Form 10-Q
period 2026-06-30
Vaxcyte, Inc.
filed 2026-08-05
CIK 1649094

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________________
FORM 10-Q
___________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐     No   ☒
As of August 3, 2026, the registrant had 148,805,278 shares of common stock, $0.001 par value per share, outstanding.

.Table of Contents
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

PART I—FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

VAXCYTE, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(unaudited)

	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$183,190	$173,959
Short-term investments	1,303,648	1,387,000
Prepaid expenses and other current assets	65,830	66,402
Total current assets	1,552,668	1,627,361
Property and equipment, net	260,390	257,370
Operating lease right-of-use assets	110,178	116,009
Long-term investments	1,020,896	881,664
Restricted cash	1,465	1,466
Other assets	192,557	118,847
Total noncurrent assets	1,585,486	1,375,356
Total assets	$3,138,154	$3,002,717

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$100,919	$70,904
Accrued compensation	13,822	23,000
Accrued contract manufacturing expenses	125,298	74,654
Accrued expenses	24,728	31,068
Operating lease liabilities — current	6,510	6,124
Total current liabilities	271,277	205,750
Operating lease liabilities — long-term	108,935	111,457
Total liabilities	380,212	317,207

Commitments and contingencies (Note 6)
Stockholders' Equity
Preferred stock, $0.001 par value — 10,000,000 shares authorized at June 30, 2026 and December 31, 2025; no shares issued and outstanding at June 30, 2026 and December 31, 2025	—	—
Common stock, $0.001 par value — 500,000,000 shares authorized at June 30, 2026 and December 31, 2025; 144,785,934 and 131,058,858 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	148	134
Additional paid-in capital	5,525,211	4,838,736
Accumulated other comprehensive (gain) loss	(7,546)	1,587
Accumulated deficit	(2,759,871)	(2,154,947)
Total stockholders' equity	2,757,942	2,685,510
Total liabilities and stockholders' equity	$3,138,154	$3,002,717
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VAXCYTE, INC.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2026	2025	2026	2025
Operating expenses:
Research and development	$267,852	$194,179	$580,631	$342,313
General and administrative	34,925	32,040	67,996	64,699
Total operating expenses	302,777	226,219	648,627	407,012
Loss from operations	(302,777)	(226,219)	(648,627)	(407,012)
Other income, net:
Interest income	25,755	31,073	52,365	64,008
Other (expense) income	(7,280)	28,573	(8,662)	35,713
Total other income, net	18,475	59,646	43,703	99,721
Net loss	$(284,302)	$(166,573)	$(604,924)	$(307,291)
Net loss per share, basic and diluted	$(1.97)	$(1.22)	$(4.26)	$(2.26)
Weighted-average shares outstanding, basic and diluted	144,494,106	136,033,746	142,014,171	135,863,299
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VAXCYTE, INC.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net loss	$(284,302)	$(166,573)	$(604,924)	$(307,291)
Other comprehensive loss:
Unrealized (losses) gains on investments, net	(4,120)	952	(12,851)	5,586
Foreign currency translation adjustments, net	3,408	(2,517)	3,718	(3,600)
Comprehensive loss	$(285,014)	$(168,138)	$(614,057)	$(305,305)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VAXCYTE, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share data)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Gain (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance — December 31, 2025	131,058,858	$134	$4,838,736	$(2,154,947)	$1,587	$2,685,510
Issuance of common stock in connection with employee incentive plans	606,123	—	9,032	—	—	9,032
Issuance of common stock in connection with follow-on public offering, net of commissions and offering expenses of $30,654	12,650,000	13	601,833	—	—	601,846
Taxes paid related to the net share settlement of equity awards	—	—	(9,295)	—	—	(9,295)
Stock-based compensation expense	—	—	37,964	—	—	37,964
Other comprehensive loss	—	—	—	—	(8,421)	(8,421)
Net loss	—	—	—	(320,622)	—	(320,622)
Balance — March 31, 2026	144,314,981	$147	$5,478,270	$(2,475,569)	$(6,834)	$2,996,014
Issuance of common stock in connection with employee incentive plans	470,953	1	7,760	—	—	7,761
Taxes paid related to the net share settlement of equity awards	—	—	(2,060)	—	—	(2,060)
Stock-based compensation expense	—	—	41,241	—	—	41,241
Other comprehensive loss	—	—	—	—	(712)	(712)
Net loss	—	—	—	(284,302)	—	(284,302)
Balance — June 30, 2026	144,785,934	$148	$5,525,211	$(2,759,871)	$(7,546)	$2,757,942
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

VAXCYTE, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(604,924)	$(307,291)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,949	5,835
Stock-based compensation expense	79,205	67,542
Amortization of operating lease right-of-use assets	5,831	4,028
Net accretion of discounts on investments	(4,294)	(9,406)
Unrealized foreign exchange loss (gain)	7,374	(32,324)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	4,929	(8,166)
Operating lease right-of-use assets	—	(17,575)
Other assets	(69,825)	(17,031)
Operating lease liabilities	(2,136)	14,635
Accounts payable	31,285	(19,638)
Accrued compensation	(9,152)	(9,872)
Accrued contract manufacturing expenses	52,036	43,217
Accrued expenses	(9,374)	(1,394)
Net cash used in operating activities	(513,096)	(287,440)
Cash flows from investing activities:
Purchases of property and equipment	(6,426)	(7,235)
Purchases of manufacturing facility build-out and equipment construction-in-progress	(12,942)	(29,271)
Purchases of investments	(852,806)	(663,535)
Maturities of investments	739,095	832,964
Sales of investments	47,388	68,136
Net cash (used in) provided by investing activities	(85,691)	201,059
Cash flows from financing activities:
Proceeds from issuance of shares through employee equity incentive plans	16,793	9,284
Proceeds from issuance of common stock from follow-on offering, net of issuance costs	601,846	—
Taxes paid related to the net share settlement of equity awards	(11,355)	(6,007)
Net cash provided by financing activities	607,284	3,277
Effect of exchange rate changes on cash and cash equivalents	733	1,972
Net increase (decrease) in cash, cash equivalents and restricted cash	9,230	(81,132)
Cash, cash equivalents and restricted cash, beginning of period	175,425	389,195
Cash, cash equivalents and restricted cash, end of period	$184,655	$308,063
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$183,190	$306,744
Restricted cash	1,465	1,319
Cash, cash equivalents and restricted cash	$184,655	$308,063
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment recorded in accounts payable and accrued expenses	$4,659	$3,471

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
Unaudited Interim Condensed Consolidated Financial Statements
The condensed consolidated balance sheets as of June 30, 2026, the condensed consolidated statements of operations, comprehensive loss and stockholders’ equity for the three and six months ended June 30, 2026 and 2025 and the condensed consolidated statements of cash flows for the six months ended June 30, 2026 and 2025 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair statement of our financial information. The financial data disclosed in the footnotes to the condensed consolidated financial statements related to the three and six months ended June 30, 2026 and 2025 are also unaudited. The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any other future annual or interim period. These interim condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and related notes thereto for the year ended December 31, 2025 included in our Annual Report on Form 10-K filed with the SEC on February 24, 2026.

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

Summary of Significant Accounting Policies
There have been no material changes to our significant policies as of and for the six months ended June 30, 2026 from our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
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

3. Fair Value Measurements and Fair Value of Financial Instruments
The following tables set forth our financial instruments measured at fair value on a recurring basis by level within the fair value hierarchy at June 30, 2026 and December 31, 2025:

		June 30, 2026
	Fair Value Hierarchy Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Assets		(in thousands)
Cash and cash equivalents:
Cash	Level 1	$90,530	$—	$—	$90,530
Money market funds	Level 1	42,400	—		42,400
Commercial paper	Level 2	50,267	—	(7)	50,260
Asset-backed securities	Level 2	—	—		—
Total cash and cash equivalents		183,197	—	(7)	183,190
Investments:
U.S. Treasury securities	Level 1	761,223	131	(1,663)	759,691
Commercial paper	Level 2	31,784	5	(7)	31,782
Corporate debt	Level 2	1,147,835	263	(4,453)	1,143,645
Asset-backed securities	Level 2	145,916	13	(920)	145,009
U.S. government agency securities	Level 2	205,388	10	(981)	204,417
Certificates of Deposit	Level 2	40,000	—	—	40,000
Total investments		2,332,146	422	(8,024)	2,324,544

Total assets measured at fair value		$2,515,343	$422	$(8,031)	$2,507,734

		December 31, 2025
	Fair Value Hierarchy Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Assets		(in thousands)
Cash and cash equivalents:
Cash	Level 1	$85,417	$—	$—	$85,417
Money market funds	Level 1	52,302	—	—	52,302
Commercial paper	Level 2	36,245	—	(5)	36,240
Total cash and cash equivalents		173,964	—	(5)	173,959
Investments:
U.S. Treasury securities	Level 1	945,072	1,969	(40)	947,001
Commercial paper	Level 2	28,763	3	—	28,766
Corporate debt	Level 2	897,564	2,862	(30)	900,396
Asset backed securities	Level 2	152,164	249	(27)	152,386
U.S. government agency securities	Level 2	219,854	289	(28)	220,115
Certificate of Deposit	Level 2	20,000	—	—	20,000
Total investments		2,263,417	5,372	(125)	2,268,664

Total assets measured at fair value		$2,437,381	$5,372	$(130)	$2,442,623

We had no Level 3 securities either as of June 30, 2026 or 2025.
There were no transfers within the hierarchies during the six months ended June 30, 2026.
As of June 30, 2026 and December 31, 2025, we had investments with a total fair market value of $1.8 billion and $0.3 billion, respectively, in an unrealized loss position, of which $426.9 million and $120.2 million, respectively, were in a continuous unrealized loss position for more than 12 months. As of June 30, 2026, the gross unrealized losses of securities that have been in a continuous unrealized loss position was $8.0 million, of which $7.4 million related to securities that have been in a continuous unrealized loss position for less than 12 months. As of December 31, 2025, the gross unrealized losses of securities that have been in a continuous unrealized loss position was not material.
Unrealized losses related to our investments are primarily due to interest rate fluctuations as opposed to credit quality. We do not intend to sell any of the securities in an unrealized loss position and it is not likely that we would be required to sell these securities before recovery of their amortized cost basis, which may be at maturity. We did not recognize any credit losses related to our investments during the three and six months ended June 30, 2026 or 2025.
The following table presents the contractual maturities of our investments as of June 30, 2026 (in thousands):

Fair Value
Due in less than one year	$1,303,648
Due in one to five years	1,020,896
Total	$2,324,544
4. Commercial Manufacturing and Supply Agreements
Lonza Ltd. (“Lonza”)
In October 2023, we entered into a pre-commercial services and commercial manufacturing supply agreement with Lonza (the “Lonza Commercial Manufacturing and Supply Agreement”).

Pursuant to the Lonza Commercial Manufacturing and Supply Agreement, Lonza constructed and built out a dedicated suite (the “Suite”) at Lonza’s facilities in Visp, Switzerland to manufacture certain key components (including drug substance) for our proprietary pneumococcal conjugate vaccine (“PCV”) franchise and any other products or intermediates we may choose (collectively, the “Products”). Following completion of construction and certification of the Suite for commercial operation, the Suite was handed over to the Lonza operations team on August 1, 2026, and Lonza will now maintain and operate the Suite (utilizing Lonza’s employees) to manufacture the Products as a service provided to us, including conducting related quality control and quality assurance operations. Lonza is a preferred, non-exclusive, supplier of the Products to us, and we retain the right to procure the Products from one or more alternate and/or backup manufacturers of the Products (including at our own facilities).
Under the Lonza Commercial Manufacturing and Supply Agreement, prior to completion of construction and certification of the Suite for commercial operation, we contributed to the capital expenditure costs to construct the Suite (and own certain equipment in the Suite that was purchased or otherwise acquired by us), and paid Lonza a fixed-rate monthly service fee for Lonza’s pre-commercial services prior to commencement of commercial operations. We will now pay Lonza (i) Suite fees based on allocations of certain of Lonza’s costs to maintain the facility in which the Suite is located and to provide shared services to us and Lonza’s other customers in such facility, (ii) service fees based upon Lonza’s actual full-time equivalent employee (“FTE”) costs to operate the Suite to manufacture the Products, and (iii) equipment expenditures and certain other pass-through costs, including for raw materials. In addition, we may be obligated to pay or reimburse Lonza for certain other fees and expenses under the Lonza Commercial Manufacturing and Supply Agreement. Lonza will be eligible for certain financial bonuses, and subject to certain financial penalties, as incentives for the timely completion of certain scale-up activities, receipt of certain regulatory approvals for the Suite and manufacture of the Products in accordance with our commercial requirements.

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

As of June 30, 2026 and 2025, we have incurred $219.8 million and $196.3 million of capital expenditures related to the Vaxcyte owned facility buildout and equipment, respectively. In addition, as of June 30, 2026 and 2025, we have incurred $190.7 million and $94.3 million of facility buildout expenditures that are owned and controlled by Lonza, including the Repurposing Fee, and costs associated with certification of the Suite for commercial operation, respectively. These amounts have been accounted for as prepaid lease payments as of June 30, 2026. As of August 1, 2026, the amounts that have been accounted for as prepaid lease payments will be recognized as a ROU asset under Accounting Standards Codification ("ASC") 842 lease accounting. We are currently in the process of calculating the ROU asset and corresponding lease liability in accordance with ASC 842.

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

In November 2024, we amended and restated the Original Lease (the “Amended and Restated Lease”) as a single, unified lease for our Headquarters Facility which includes the existing space under the Original Lease and the Assumed Lease Premises (collectively, the “Existing Premises”) and expanded space covering additional floors (the “Additional Premises”), which resulted in a lease modification in accordance with ASC 842. The Amended and Restated Lease has an initial contractual term of 10 years, contains rent-free periods, scheduled rent increases, lease incentives and the option of two consecutive rights to extend the term for 60 months each. The effective date of the Amended and Restated Lease was November 15, 2024 which, for the purposes of lease accounting, is the commencement date of the lease of the Existing Premises. The commencement dates of the Additional Premises occur when certain leasehold improvements and specifications are substantially complete, the first, second and third of which occurred in February 2025, November 2025 and December 2025, respectively, and the last of which is estimated to occur in the second half of 2026. Our Amended and Restated Lease expires on February 28, 2035.

In November 2024, we entered into a sublease agreement, for which we are the sublessor, for a portion of our Existing Premises. This sublease has a contractual term of two years, expiring on December 31, 2026, unless earlier terminated, with two conditional options to extend the term of the sublease for a period of 12 months each. The commencement date of this sublease was December 12, 2024.

In July 2024, we entered into a sublease agreement, for which we were the sublessee for a new operating lease in the same campus as our corporate headquarters. This sublease included rent-free periods, scheduled rent increases, and had a contractual term of two years. The sublease ended on June 30, 2026.

Manufacturing Facility
In October 2023, we entered into the Lonza Commercial Manufacturing and Supply Agreement. We have concluded that this agreement contains an embedded lease and will be accounted for in accordance with ASC 842 upon the commencement date. As of June 30, 2026, the lease had not commenced and, as such, no lease liability or ROU asset was recorded on the condensed consolidated balance sheets and no operating lease expense was recorded on the condensed consolidated statements of operations. See Note 4, “Commercial Manufacturing and Supply Agreement”, for further details.
The following tables present additional information for our operating leases:

	June 30, 2026	December 31, 2025
Weighted-average remaining lease term (in years)	8.67	9.11
Weighted-average discount rate	7.3%	7.2%

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Cash paid for operating lease liabilities	$3,255	$3,117	$6,962	$6,201
Maturities of lease liabilities as of June 30, 2026 were as follows:

Years ending December 31,	(in thousands)
Remainder of 2026	$5,978
2027	15,788
2028	17,339
2029	17,859
2030	18,395
Thereafter	82,805
Total future undiscounted lease payments	158,164
Less: Imputed interest	(42,719)
Total lease liabilities	$115,445
Rent expense recognized under the leases was $5.4 million and $3.9 million for the three months ended June 30, 2026 and 2025, respectively, and $10.9 million and $7.5 million for the six months ended June 30, 2026 and 2025, respectively.

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
Guarantees and Indemnifications
In the normal course of business, we enter into agreements that contain a variety of representations and provide for general indemnification. Our exposure under these agreements is unknown because it involves claims that may be made against us in the future. To date, we have not paid any claims or been required to defend any action related to our indemnification obligations. As of June 30, 2026, we did not have any material indemnification claims that were probable or reasonably possible and consequently have not recorded related liabilities.
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

In November 2023 (the “Option Exercise Date”), we exercised the Option by submitting written notice thereof to Sutro Biopharma and concurrently paid Sutro Biopharma $50.0 million in cash as the first of two installment payments for the Option exercise price, followed by the second and final installment of $25.0 million in cash in May 2024. We determined there was no current alternative future use of the acquired manufacturing rights from the Option Agreement and, as a result, the amounts paid were expensed as incurred. Upon the occurrence of certain regulatory milestones, we agreed to pay Sutro Biopharma certain additional milestone payments totaling up to $60.0 million in cash. In the event that we undergo a change of control, certain rights and payments may be accelerated. No milestone payments were made during the three months ended June 30, 2026.
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
Purchase Commitments
We enter into agreements in the normal course of business with CMOs and other vendors for manufacturing services and raw materials purchases. We rely on several third-party manufacturers for our manufacturing requirements. As of June 30, 2026, we had the following amounts of non-cancelable purchase commitments related to manufacturing services and raw materials purchased due to our key manufacturing partners. These amounts represent our minimum contractual obligations, including termination fees. If we terminate certain firm orders with key manufacturing partners, we will be required to pay for the manufacturing services scheduled or raw materials purchased under our arrangements. The actual amounts we pay in the future to our vendors under such agreements may differ from the purchase order amounts.

Years ending December 31,	(in thousands)
Remainder of 2026	$394,161
2027	241,410
2028	24,118
2029	10,500
Thereafter	—
Total non-cancelable purchase commitments due to our key manufacturing partners	$670,189
7. Stockholders' Equity
Common Stock

Our certificate of incorporation authorizes us to issue up to 500,000,000 shares of common stock with $0.001 par value per share, of which 144,785,934 and 131,058,858 shares were issued and outstanding as of June 30, 2026 and December 31, 2025, respectively. The holders of our common stock are also entitled to receive dividends whenever funds are legally available, when and if declared by our Board. As of June 30, 2026 and 2025, no dividends have been declared.
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
On February 24, 2026, we entered into a Sales Agreement (the "2026 ATM Sales Agreement") with Leerink Partners LLC ("Leerink Partners"), to issue and sell, from time to time at our discretion, shares of our common stock at an aggregate offering price up to $500.0 million through Leerink Partners as our sales agent. As of June 30, 2026, we have not sold any shares of our common stock under the 2026 ATM Sales Agreement.
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
During the three and six months ended June 30, 2025, 640,705 and 4,140,705 shares underlying the pre-funded warrants were exercised, respectively, to receive 640,685 and 4,140,644 shares of common stock, respectively, net of exercise costs. No shares underlying the pre-funded warrants were exercised during the three and six months ended June 30, 2026. As of both June 30, 2026 and December 31, 2025, a total of 5,463,793 shares underlying pre-funded warrants were outstanding.
In February 2026, we completed an underwritten public offering of 12,650,000 shares of our common stock, which included the full exercise of the underwriters' option to purchase an additional 1,650,000 shares, at a price of $50.00 per share. In aggregate, we received $601.8 million in net proceeds after deducting underwriting discounts, commissions and other offering expenses payable by us.
In July 2026, a total of 3,946,094 shares underlying the pre-funded warrants from various underwritten public offerings were exercised to receive 3,946,020 shares of common stock, net of exercise costs.
8. Equity Incentive Plans
Equity Incentive Plans

We currently grant stock options and restricted stock units (“RSUs”) under the 2020 Equity Incentive Plan (“2020 Plan”), which became effective in June 2020 and replaced our 2014 Equity Incentive Plan (“2014 Plan”).
Effective January 1, 2026, the number of shares of common stock available under the 2020 Plan increased by 6,552,942 shares pursuant to the evergreen provision of the 2020 Plan. As of June 30, 2026, an aggregate of 13,407,465 shares of common stock were available for issuance under the 2020 Plan.
Our 2014 Plan permitted the granting of incentive stock options, non-statutory stock options, restricted stock and other stock-based awards. Subsequent to the adoption of the 2020 Plan, no additional equity awards can be made under the 2014 Plan. As of June 30, 2026, 767,073 shares and 14,363,735 shares of common stock were subject to outstanding options and RSUs under the 2014 Plan and 2020 Plan, respectively.
Stock Option Activity

Stock option activity under our 2020 Plan, including performance contingent stock options (“PCSOs”), and 2014 Plan, was as follows:

		Options Outstanding			PCSOs Outstanding
		(in thousands, except share and per share data)
	Number of Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value	Number of Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balances — December 31, 2025	10,960,801	$43.64	7.16	$130,351	621,860	$102.70	8.85	$—
Options granted	1,230,866	57.78			—
Options exercised	(596,986)	23.23			—
Options forfeited	(96,860)	70.05			(8,250)	$102.70
Balances — June 30, 2026	11,497,821	$45.99	7.12	$200,934	613,610	$102.70	8.35	$—
Vested and expected to vest — June 30, 2026	11,497,821	$45.99	7.12	$200,934	613,610	$102.70	8.35	$—
Exercisable at June 30, 2026	7,336,648	$38.75	6.25	$169,940	—			$—

During the three months ended June 30, 2026 and 2025, options to purchase 230,733 and 109,148 shares, respectively, were exercised for cash at a weighted-average price per share of $20.42 and $9.09, respectively. The intrinsic value of the stock options exercised was $8.2 million and $2.4 million for the three months ended June 30, 2026 and 2025, respectively. The weighted-average grant date fair value of options granted for the three months ended June 30, 2026 and 2025 was $30.32 and $20.75, respectively.

During the six months ended June 30, 2026 and 2025, options to purchase 596,986 and 549,602 shares, respectively, were exercised for cash at a weighted-average price per share of $23.23 and $13.00, respectively. The intrinsic value of the stock options exercised was $18.8 million and $33.3 million for the six months ended June 30, 2026 and 2025, respectively. The weighted-average grant date fair value of options granted for the six months ended June 30, 2026 and 2025 was $34.57 and $37.66, respectively.
Stock Unit Award Activity

Stock unit award activity, including performance based stock units (“PSUs”), for the six months ended June 30, 2026 was as follows:

	Unvested RSUs				Unvested PSUs
	(in thousands, except share and per share data)
	Number of Shares	Weighted- Average Grant-Date Fair Value Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value	Number of Shares	Weighted- Average Grant-Date Fair Value Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Unvested at December 31, 2025	2,340,589	$54.55	1.42	$107,995	175,513	$151.48	2.85	$8,098
Granted	1,106,892	57.79			—
Vested and released	(541,531)	51.30			—
Cancelled	(62,086)	54.51			—
Unvested at June 30, 2026	2,843,864	$56.43	1.42	$165,314	175,513	$151.48	2.36	$10,203
The weighted-average grant date fair value of RSUs granted during the three months ended June 30, 2026 and 2025 was $47.57 and $36.77, respectively. The weighted-average grant date fair value of RSUs granted during the six months ended June 30, 2026 and 2025 was $57.79 and $62.16, respectively. The aggregate intrinsic value of unvested RSUs is calculated using the closing price of our common stock on the grant date.
Shares Available for Grant
Shares available for grant under our 2020 Plan for the six months ended June 30, 2026 were as follows:

Number of Shares
Balance — December 31, 2025	8,821,691
Shares authorized	6,552,942
Options and RSUs granted	(2,337,758)
Shares forfeited	167,196
Shares withheld for taxes	203,394
Balance — June 30, 2026	13,407,465
2020 Employee Stock Purchase Plan
Effective January 1, 2026, the number of shares of common stock available under the 2020 Employee Stock Purchase Plan (the "2020 ESPP") increased by 1,310,588 shares pursuant to the evergreen provision of the 2020 ESPP. During the six months ended June 30, 2026 and 2025, 112,315 shares and 83,221 shares were purchased, respectively, under the 2020 ESPP. As of June 30, 2026, there were 3,217,631 shares available under the 2020 ESPP.
Stock-based Compensation
The following assumptions were used in the Black-Scholes options pricing model for stock options granted in the respective period of:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Expected volatility	64.1% - 65.4%	65.2% - 65.5%	64.1% - 66.6%	65.2% - 67.5%
Expected term (in years)	5.4 - 5.5	5.3	5.4 - 5.5	5.2 - 5.3
Risk-free interest rate	4.0% - 4.3%	3.8% - 4.2%	3.6% - 4.3%	3.8% - 4.5%
We recorded total stock-based compensation expense for the three and six months ended June 30, 2026 and 2025 related to the 2014 Plan, the 2020 Plan and the 2020 ESPP in the condensed consolidated statements of operations and allocated the amounts as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)		(in thousands)
Research and development	$22,145	$20,191	$42,823	$36,117
General and administrative	19,096	16,736	36,382	31,425
Total stock-based compensation expense	$41,241	$36,927	$79,205	$67,542
As of June 30, 2026, there was $324.6 million of unrecognized stock-based compensation expense related to unvested employee and non-employee awards, which is expected to be recognized over a weighted-average period of 2.59 years.
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
Our vaccine development program for VAX-GI, a novel preclinical vaccine candidate being developed as a preventative treatment for dysentery and shigellosis, which is caused by Shigella bacteria, is currently funded in part by two grants obtained from the National Institutes of Health (“NIH”) administered by the University of Maryland, Baltimore. Our first grant from the NIH was awarded in April 2021 and provides for potential funding up to five years totaling approximately $0.5 million. In June 2023, we received another grant from the NIH that provides for potential funding up to five years totaling approximately $4.6 million. As of June 30, 2026, we have received and expect to continue to receive funding under each of these grants.

We are currently working on a discovery program with the University of North Carolina at Chapel Hill and the University of Chicago to develop a vaccine candidate for the prevention of Chlamydia, which is funded in part by a grant from the National Institute of Allergy and Infectious Diseases that provides potential funding up to five years totaling approximately $9.5 million. As of June 30, 2026, we have received and expect to continue to receive funding under this grant.
Income from grants is recognized in the period during which the related specified expenses are incurred, provided that the conditions under which the grants were provided have been met. The amount of grant income was not material during the three and six months ended June 30, 2026 and June 30, 2025. The grant receivable related to unreimbursed, eligible costs incurred under the agreements recorded within prepaid expenses and other current assets in the condensed consolidated balance sheets was not material as of June 30, 2026 and December 31, 2025.
10. Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share and excludes shares which are outstanding, but subject to repurchase by us:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net loss (in thousands)	$(284,302)	$(166,573)	$(604,924)	$(307,291)
Weighted-average shares outstanding used in computing net loss per share, basic and diluted (1)	144,494,106	136,033,746	142,014,171	135,863,299
Net loss per share, basic and diluted	$(1.97)	$(1.22)	$(4.26)	$(2.26)
________________________________________
(1) Includes shares of common stock into which pre-funded warrants may be exercised as of June 30, 2026. See Note 7, “Stockholders' Equity.”

The following potentially dilutive securities were excluded from the computation of diluted net loss per share for the period presented because including them would have been antidilutive:

	As of June 30,
	2026	2025
Stock options	12,111,431	11,116,512
Restricted stock units	3,019,377	2,139,814
Employee stock purchase plan	275,396	—
Total potentially dilutive securities outstanding	15,406,204	13,256,326
11. Income Taxes
In determining quarterly provisions for income taxes, we use the annual estimated effective tax rate applied to the actual year-to-date profit or loss, adjusted for discrete items arising in that period. Our annual estimated effective tax rate differs from the U.S. federal statutory rate primarily as a result of changes in our valuation allowance against our deferred tax assets. During the three and six months ended June 30, 2026 and 2025, we incurred net pre-tax losses in the jurisdictions we operate in and had no income tax provisions. During the three and six months ended June 30, 2026, there were no material changes to our unrecognized tax benefits, and we do not expect to have any significant changes to unrecognized tax benefits through the end of the fiscal year. We do not have any tax audits or other issues pending.
12. Segment Reporting
We operate and manage our business as one reportable and operating segment. Our chief executive officer, who is the chief operating decision maker, reviews financial information on an aggregate basis for purposes of allocating resources and evaluating financial performance based on consolidated net loss, as is reported in our condensed consolidated statements of operations.
Our long-lived assets are based in the United States and Switzerland. Long-lived assets are comprised of property and equipment. As of June 30, 2026 and December 31, 2025, property and equipment based in the United States was $40.1 million and $39.7 million, respectively. As of June 30, 2026 and December 31, 2025, property and equipment based in Switzerland was $220.2 million and $217.7 million, respectively.
This following table presents segment operation results for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Operating expenses:
Research and development - external costs (1)	$208,844	$144,730	$465,276	$248,535
Research and development - internal costs (2)	59,008	49,449	115,355	93,778
General and administrative	34,925	32,040	67,996	64,699
Total operating expenses	$302,777	$226,219	$648,627	$407,012

Total other income, net	18,475	59,646	43,703	99,721
Net loss	$284,302	$166,573	$604,924	$307,291
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
◦PCV Franchise Adult Indication:
▪VAX-31 is a 31-valent, broad-spectrum, carrier-sparing investigational PCV being developed for the prevention of IPD and pneumonia. VAX-31 is the broadest-spectrum PCV in the clinic, and has the potential to provide protection against both currently circulating and historically prevalent serotypes. VAX-31 was designed to increase coverage, in a single vaccine, to approximately 95% of IPD and approximately 88% of pneumococcal pneumonia circulating in adults in the United States aged 50 and older, with the potential to provide an incremental 13-36% broader coverage for IPD and an incremental 19-31% broader coverage for pneumococcal pneumonia over current standard-of-care adult PCVs.
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
•In December 2025, following an FDA End-of-Phase 2 meeting, we announced that the first participants were dosed in a Phase 3 pivotal, non-inferiority trial ("OPUS-1") evaluating the safety, tolerability and immune responses of VAX-31 in healthy, pneumococcal-naïve (defined as having no known prior history of IPD or pneumococcal pneumonia, or receipt of any licensed or investigational pneumococcal vaccine) adults aged 50 and older through direct, head-to-head comparisons with both PVC20 and PCV21, the current standard-of-care PCVs. In March 2026, we announced that we completed enrollment of this trial. We expect to announce topline safety, tolerability and immunogenicity data from this study in the fourth quarter of 2026.
•In January 2026, we announced the initiation of an additional Phase 3 trial evaluating VAX-31 when administered concomitantly with a licensed, high-dose seasonal influenza vaccine in pneumococcal-naïve adults aged 50 years and older (“OPUS-2”). In February 2026, we announced the initiation of a separate Phase 3 study evaluating VAX-31 in adults previously vaccinated with a lower-valency pneumococcal vaccine (“OPUS-3”). In March 2026, we announced we completed enrollment of the OPUS-2 trial and in May 2026, we announced we completed enrollment of the OPUS-3 trial. We expect to report safety, tolerability and immunogenicity data from the OPUS-2 and OPUS-3 studies in the first half of 2027. We are also planning for a manufacturing consistency study (e.g., a lot-to-lot study) as the final Phase 3 study to enable the submission of the Biologics License Application (BLA).
◦PCV Franchise Pediatric Indication:
▪VAX-31 is a 31-valent, broad-spectrum, carrier-sparing investigational PCV also being developed for the prevention of IPD in children. VAX-31 is the broadest-spectrum PCV in the clinic designed to cover approximately 91% of IPD in U.S. children under five years of age and approximately 96% of otitis media due to Streptococcus pneumoniae in U.S. children five years of age or under.
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
•VAX-A1, a novel conjugate vaccine candidate designed to prevent disease caused by Group A Streptococcus (Streptococcus pyogenes) (“Group A Strep”). Group A Strep is pervasive globally and causes an estimated 800 million cases of illness annually, including pharyngitis, or strep throat, and certain severe invasive infections and sequelae. There is currently no vaccine against Group A Strep, which is one of the leading infectious disease-related causes of death and disability worldwide and a significant contributor to the prescription of antibiotics in children. We believe we have demonstrated preclinical proof of concept for VAX-A1, the data for which were published in December 2020. In June 2026, we initiated a Phase 1 adult study for VAX-A1, with the primary objective of assessing safety and tolerability, along with a secondary objective of evaluating initial immunogenicity data, to support potential further advancement. We expect to report topline data from this study in the second half of 2027.
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
Since March 31, 2026, key developments affecting our business include the following:
•Advanced VAX-31 Adult Phase 3 Program: All three ongoing VAX-31 Phase 3 clinical trials (OPUS-1, OPUS-2 and OPUS-3) are now fully enrolled with 6,191 adults dosed in total, approximately 3,500 of whom received VAX-31. These studies, which were finalized in consultation and alignment with the FDA, are designed to generate a broad and robust safety, tolerability and immunogenicity dataset. In addition, we are planning a manufacturing consistency study (e.g., a lot-to-lot study) as the final Phase 3 study to enable the submission of the BLA.
•Initiated Phase 1 Study Evaluating VAX-A1, a Potential Best-in-Class Vaccine Candidate Designed to Provide Broad Protection Against Disease Caused by Group A Streptococcus: In June 2026, we announced that the first participant was dosed in the Phase 1, first-in-human study evaluating VAX-A1, an investigational prophylactic vaccine candidate designed to prevent disease caused by Group A Strep, with the primary objective of assessing safety and tolerability, along with a secondary objective of evaluating initial immunogenicity data, to support potential further advancement. All participants enrolled in Stage 1 of the study have received the first of two planned doses. The Stage 2 portion of the study is expected to proceed contingent upon the Data Safety Monitoring Board's approval following the review of unblinded Stage 1 safety and tolerability data. All participants in the study will be evaluated for safety through six months after receiving the second dose. Group A Strep remains a major global cause of morbidity and mortality in adults and children and is a leading driver of antibiotic use, underscoring the significant public health burden.'
•Appointment and Retirement of Directors: The Board of Directors has appointed two new members, Dr. Moncef Slaoui and Dr. John Markels, to replace retiring members, Mr. Jacks Lee and Dr. Heath Lukatch. We thank both retiring members for their considerable contributions during their service. Dr. Slaoui most recently served as Chief Scientific Advisor of Operation Warp Speed, the U.S. government effort to accelerate the development of COVID-19 vaccines. Prior to that, Dr. Slaoui spent nearly 30 years at GlaxoSmithKline, where he served as a member of the board of directors of GSK plc; Chairman of Pharmaceutical R&D; Chairman of Global R&D, Vaccines and Oncology; and Chairman of Global Vaccines, during which he was directly involved in building the company's vaccine pipeline. Dr. John Markels brings over 35 years of leadership experience in the pharmaceutical industry, including a longstanding tenure with Merck where he most recently served as President of Merck Global Vaccines. He has worked across global commercial leadership, strategy and organizational development, as well as manufacturing, development and technology transfer.
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
We have incurred net losses in each year since inception and expect to continue to incur net losses in the foreseeable future. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending in large part on the timing of our clinical trials and manufacturing activities, and our expenditures on other research and development activities. Our net loss was $284.3 million and $604.9 million for the three and six months, respectively, ended June 30, 2026. As of June 30, 2026, we had an accumulated deficit of $2.8 billion and cash, cash equivalents and investments of $2.5 billion. We believe our cash, cash equivalents and investments will be sufficient to fund our operating expenses and capital expenditure requirements through at least 12 months from the filing date of this Quarterly Report on Form 10-Q.
We do not expect to generate any revenue from commercial product sales unless and until we successfully complete development and obtain regulatory approval for one or more of our vaccine candidates, which we expect will take a number of years. We expect our expenses will increase in connection with our ongoing activities, as we:
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
Pursuant to the Lonza Commercial Manufacturing and Supply Agreement, Lonza constructed and built out a dedicated suite (the “Suite”) at Lonza’s facilities in Visp, Switzerland to manufacture certain key components (including drug substance) for our proprietary PCV franchise and any other products or intermediates we may choose (collectively, the “Products”). Following completion of construction and certification of the Suite for commercial operation, the Suite was handed over to the Lonza operations team on August 1, 2026, and Lonza will now maintain and operate the Suite (utilizing Lonza’s employees) to manufacture the Products as a service provided to us, including conducting related quality control and quality assurance operations. Lonza is a preferred, non-exclusive, supplier of the Products to us, and we retain the right to procure the Products from one or more alternate and/or backup manufacturers of the Products (including at our own facilities).
Under the Lonza Commercial Manufacturing and Supply Agreement, prior to completion of construction and certification of the Suite for commercial operation, we contributed to the capital expenditure costs to construct the Suite (and own certain equipment in the Suite that was purchased or otherwise acquired by us), and paid Lonza a fixed-rate monthly service fee for Lonza’s pre-commercial services prior to commencement of commercial operations. We will now pay Lonza (i) Suite fees based on allocations of certain of Lonza’s costs to maintain the facility in which the Suite is located and to provide shared services to us and Lonza’s other customers in such facility, (ii) service fees based upon Lonza’s actual full-time equivalent employee (“FTE”) costs to operate the Suite to manufacture the Products, and (iii) equipment expenditures and certain other pass-through costs, including for raw materials. In addition, we may be obligated to pay or reimburse Lonza for certain other fees and expenses under the Lonza Commercial Manufacturing and Supply Agreement. Lonza will be eligible for certain financial bonuses, and subject to certain financial penalties, as incentives for the timely completion of certain scale-up activities, receipt of certain regulatory approvals for the Suite and manufacture of the Products in accordance with our commercial requirements.
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

Our PCV programs include VAX-31, VAX-24 and VAX-XL, and our non-PCV programs include VAX-A1, VAX-GI, and other discovery-stage programs. In August 2025, we announced that we paused the advancement, beyond preclinical development, of VAX-A1 and VAX-GI while remaining confident in their potential and preserving the option to advance the programs in the future. In June 2026, we initiated a Phase 1 adult study for VAX-A1. The majority of our external costs relate to our PCV programs compared to the costs related to non-PCV programs. Most of the external costs associated with our vaccine candidates, particularly our PCV programs, are common in nature, and can be deployed across multiple candidates or redeployed as our vaccine development strategy evolves; as a result, we do not track external costs by candidate, program or project. We do not allocate internal personnel-related costs by program or project because several of our departments support multiple vaccine candidate programs and the hours are not tracked separately by program.
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

Our vaccine development program for VAX-GI, a novel preclinical vaccine candidate being developed as a preventative treatment for dysentery and shigellosis, which is caused by Shigella bacteria, is currently funded in part by two grants obtained from the NIH administered by the University of Maryland, Baltimore. Our first grant from the NIH was awarded in April 2021 and provides for potential funding up to five years totaling approximately $0.5 million. In June 2023, we received another grant from the NIH that provides for potential funding up to five years totaling approximately $4.6 million. As of June 30, 2026, we have received and expect to continue to receive funding under each of these grants.

We are currently working on a discovery program with the University of North Carolina at Chapel Hill and the University of Chicago to develop a vaccine candidate for the prevention of Chlamydia, which is funded in part by a grant from the NIAID that provides potential funding up to five years totaling approximately $9.5 million. As of June 30, 2026, we have received and expect to continue to receive funding under this grant.
Income from grants is recognized in the period during which the related specified expenses are incurred, provided that the conditions under which the grants were provided have been met. The amount of grant income was not material during the three and six months ended June 30, 2026 and June 30, 2025. Grant income is included as a component of Other income, net in the condensed consolidated statements of operations.

Results of Operations
Comparison of the Three and Six Months Ended June 30, 2026 and 2025
The following table summarizes our results of operations for the periods presented:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2026	2025	$	%	2026	2025	$	%
	(in thousands)				(in thousands)
Operating expenses:
Research and development	$267,852	$194,179	$73,673	37.9%	$580,631	$342,313	$238,318	69.6%
General and administrative	34,925	32,040	2,885	9.0%	67,996	64,699	3,297	5.1%
Total operating expenses	302,777	226,219	76,558	33.8%	648,627	407,012	241,615	59.4%
Loss from operations	(302,777)	(226,219)	(76,558)	33.8%	(648,627)	(407,012)	(241,615)	59.4%
Other income, net:
Interest income	25,755	31,073	(5,318)	(17.1)%	52,365	64,008	(11,643)	(18.2)%
Other income (expense)	(7,280)	28,573	(35,853)	(125.5)%	(8,662)	35,713	(44,375)	(124.3)%
Total other income, net	18,475	59,646	(41,171)	(69.0)%	43,703	99,721	(56,018)	(56.2)%
Net loss	$(284,302)	$(166,573)	$(117,729)	70.7%	$(604,924)	$(307,291)	$(297,633)	96.9%

Operating Expenses
Research and Development Expenses

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2026	2025	$	%	2026	2025	$	%
	(in thousands)				(in thousands)
External costs:
Product manufacturing costs	$114,034	$90,852	$23,182	25.5%	$275,083	$148,129	$126,954	85.7%
Clinical trials-related expenses	43,114	17,679	25,435	143.9%	104,994	34,515	70,479	204.2%
Research expenses	34,315	21,044	13,271	63.1%	52,677	36,542	16,135	44.2%
Facility and other allocated costs	11,531	11,221	310	2.8%	22,481	21,822	659	3.0%
Other external costs	5,850	3,934	1,916	48.7%	10,041	7,527	2,514	33.4%
Total external costs	208,844	144,730	64,114	44.3%	465,276	248,535	216,741	87.2%
Internal costs:
Personnel-related expenses	59,008	49,449	9,559	19.3%	115,355	93,778	21,577	23.0%
Total research and development expenses	$267,852	$194,179	$73,673	37.9%	$580,631	$342,313	$238,318	69.6%

Research and development expenses increased by $73.7 million, or 37.9%, during the three months ended June 30, 2026, compared to the corresponding period in 2025. The increase was largely driven by external costs, which grew by $64.1 million primarily due to increased activities related to clinical trials and product manufacturing in connection with our PCV programs. Clinical trials-related expenses increased by $25.4 million primarily due to the activities associated with the VAX-31 OPUS-1, OPUS-2, and OPUS-3 Phase 3 studies. Product manufacturing costs increased by $23.2 million primarily driven by increased manufacturing activities to support the potential future commercial launches. Research expenses increased by $13.3 million, and other external costs increased by $1.9 million compared to the corresponding period in 2025. The increase was further driven by internal personnel-related costs, which grew by $9.6 million, primarily due to headcount growth.

Research and development expenses increased by $238.3 million, or 69.6% during the six months ended June 30, 2026 compared to the corresponding period in 2025. The increase was driven by external costs, which grew by $216.7 million largely due to increased activities related to product manufacturing and clinical trials in connection with our PCV programs. Product manufacturing costs increased by $127.0 million due to an increase in manufacturing activities, including to support the potential future commercial launches, Clinical trials-related expenses increased by $70.5 million, primarily due to the initiation of and enrollment in the VAX-31 OPUS-1, OPUS-2 and OPUS-3 Phase 3 studies, Research expenses increased by $16.1 million, and other external costs increased by $2.5 million compared to the corresponding period in 2025. The increase was further driven by internal personnel-related costs, which grew by $21.6 million largely due to headcount growth.

General and Administrative Expenses
General and administrative expenses increased by $2.9 million, or 9.0% during the three months ended June 30, 2026 compared to the corresponding period in 2025, which was driven primarily by an increase in internal personnel-related costs due to headcount growth.
General and administrative expenses increased by $3.3 million, or 5.1%, during the six months ended June 30, 2026 compared to the corresponding period in 2025 which was driven primarily by an increase in internal personnel-related costs due to headcount growth
Other Income, Net
Other income, net decreased by $41.2 million, or 69.0%, during the three months ended June 30, 2026 compared to the corresponding period in 2025. The decrease was primarily attributable to a $35.9 million reduction in unrealized and realized foreign currency gains due to fluctuations in the foreign currency exchange rates and a $5.3 million decrease in interest income as a result of lower cash and investment balances and lower interest rates during the period.
Other income, net decreased by $56.0 million, or 56.2%, during the six months ended June 30, 2026 compared to the corresponding period in 2025. The decrease was primarily attributable to a $44.4 million reduction in unrealized and realized foreign currency gains due to fluctuations in the foreign currency exchange rates and a $11.6 million decrease in interest income as a result of lower cash and investment balances and lower interest rates during the period.
Liquidity and Capital Resources
From inception through June 30, 2026, we have incurred losses and negative cash flows from operations and have funded our operations primarily through the issuance of common stock, pre-funded warrants to purchase our common stock and, prior to our IPO, redeemable convertible preferred stock, totaling approximately $5.3 billion in aggregate gross proceeds and $5.1 billion net of underwriting discounts, commissions and offering expenses. As of June 30, 2026, we had $0.2 billion in cash and cash equivalents, $2.3 billion in investments and an accumulated deficit of $2.8 billion.

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

On February 24, 2026, we entered into a Sales Agreement (the "2026 ATM Sales Agreement") with Leerink Partners LLC ("Leerink Partners"), to issue and sell, from time to time at our discretion, shares of our common stock at an aggregate offering price up to $500.0 million through Leerink Partners as our sales agent. We will pay Leerink Partners a commission of up to 3.0% of the gross sales proceeds of any common stock sold through Leerink Partners under the 2026 ATM Sales Agreement; however, we are not obligated to make any sales of common stock. As of June 30, 2026, we have not sold any shares of our common stock under the 2026 ATM Sales Agreement.

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
During the three and six months ended June 30, 2025, 640,705 and 4,140,705 shares underlying the pre-funded warrants were exercised, respectively, to receive 640,685 and 4,140,644 shares of common stock, respectively, net of exercise costs. No shares underlying the pre-funded warrants were exercised during the three and six months ended June 30, 2026. As of both June 30, 2026 and December 31, 2025, a total of 5,463,793 shares underlying pre-funded warrants were outstanding.
In February 2026, we completed an underwritten public offering of 12,650,000 shares of our common stock, which included the full exercise of the underwriters’ option to purchase an additional 1,650,000 shares, at a price of $50.00 per share. In aggregate, we received $601.8 million in net proceeds after deducting underwriting discounts, commissions and other offering expenses payable by us.
In July 2026, a total of 3,946,094 shares underlying the pre-funded warrants from various underwritten public offerings were exercised to receive 3,946,020 shares of common stock, net of exercise costs.
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

Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2026	2025
	(in thousands)
Net cash used in operating activities	$(513,096)	$(287,440)
Net cash (used in) provided by investing activities	(85,691)	201,059
Net cash provided by financing activities	607,284	3,277
Effect of exchange rate changes on cash and cash equivalents	733	1,972
Net increase (decrease) in cash, cash equivalents and restricted cash	$9,230	$(81,132)
Net Cash Flows from Operating Activities
Net cash used in operating activities for the six months ended June 30, 2026 was $513.1 million, an increase of $225.7 million compared to the six months ended June 30, 2025. The increase was primarily due to higher cash expenditures to support our business growth, including increased development and manufacturing activities in connection with the adult and infant PCV programs to support the potential future commercial launches, as well as timing of payments.
Net Cash Flows from Investing Activities
Net cash used in investing activities for the six months ended June 30, 2026 was $85.7 million, an increase of $286.8 million compared to net cash provided by investing activities for the six months ended June 30, 2025. The change was primarily attributable to a $189.3 million increase in purchases of investments and a $114.6 million decrease in maturities and sales of investments.
Net Cash Flows from Financing Activities
Net cash provided by financing activities for the six months ended June 30, 2026 was $607.3 million, an increase of $604.0 million compared to the six months ended June 30, 2025. The increase was primarily due to $601.8 million in net proceeds from the follow-on offering during the six months ended June 30, 2026, whereas no such offerings occurred during the six months ended June 30, 2025.
Contractual Obligations and Commitments
Our material cash requirements include the following contractual and other obligations:
Leases
We have operating lease agreements for our office spaces. As of June 30, 2026, we had total lease payment obligations of $158.2 million, of which $13.7 million is payable within one year.
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
Purchase Commitments
We have certain payment obligations under various license agreements. Under these agreements, we are required to make milestone payments upon successful completion and achievement of certain intellectual property, clinical, regulatory and sales milestones. The payment obligations under the license agreements are contingent upon future events such as our achievement of specified development, clinical, regulatory and commercial milestones, and we will be required to make development milestone payments and royalty payments in connection with the sale of products developed under these agreements. As the achievement and timing of these future milestone payments are not probable or estimable, such amounts have not been included in our condensed consolidated balance sheets as of June 30, 2026 or December 31, 2025.
We enter into agreements in the normal course of business with CMOs and other vendors for manufacturing services and raw materials purchases. We rely on several third-party manufacturers for our manufacturing requirements. As of June 30, 2026, we had the following amounts of non-cancelable purchase commitments related to manufacturing services and raw materials purchased due to our key manufacturing partners. These amounts represent our minimum contractual obligations, including termination fees. If we terminate certain firm orders with our key manufacturing partners, we will be required to pay for the manufacturing services scheduled or raw materials purchased under our arrangements. The actual amounts we pay in the future to the vendors under such agreements may differ from the purchase order amounts.

Years ending December 31,	(in thousands)
Remainder of 2026	$394,161
2027	241,410
2028	24,118
2029	10,500
Thereafter	—
Total non-cancelable purchase commitments due to our key manufacturing partners	$670,189
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
Our cash and cash equivalents as of June 30, 2026 and December 31, 2025 consisted of readily available checking and money market funds. As of June 30, 2026 and December 31, 2025, we also invested in U.S. Treasury securities, U.S. government agency securities, corporate debt, commercial paper, certificates of deposit, and asset-backed securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. We do not believe that our cash and cash equivalents have significant risk of default or illiquidity. As of June 30, 2026 and December 31, 2025, we had approximately $2.5 billion and $2.4 billion in cash, cash equivalents and investments, respectively. For the three and six months ended June 30, 2026, we had interest income of $25.8 million and

$52.4 million, respectively. The following table shows the impact of a hypothetical 10% increase or decrease in interest rates on our net assets as of June 30, 2026 and our net loss for the six months ended June 30, 2026:

	Impact on Net Assets as of June 30, 2026	Impact on Net Loss for the Six Months Ended June 30, 2026

Hypothetical Change in Interest Rates	(in thousands)
10% increase	$10,382	$4,957
10% decrease	$(10,382)	$(4,957)
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
Foreign Currency Risk
We are exposed to market risk related to changes in foreign currency exchange rates, mainly relating to our contracts with Lonza, our CMO in Switzerland. We have also entered into a limited number of contracts with other parties with payments denominated in foreign currencies. Payments under these contracts are made in foreign currencies and are subject to fluctuations in foreign currency rates. We do not currently have a formal program in place to hedge foreign currency risks. However, from time to time, we buy Swiss Francs (“CHF”), which is the majority of our foreign currency exposure, at market and hold CHF in our bank accounts. As of June 30, 2026 and December 31, 2025, we had approximately $55.3 million and $38.9 million of CHF cash and cash equivalents, respectively, held at three financial institutions. As of June 30, 2026 and December 31, 2025, we had foreign currency denominated accounts payable and accrued expenses of $190.2 million and $129.0 million, respectively. As of June 30, 2026 and December 31, 2025, we had foreign currency denominated property, plant and equipment of $220.2 million and $223.7 million, respectively. As of June 30, 2026 and December 31, 2025, we had foreign currency denominated other assets of $203.0 million and $148.1 million, respectively. To date, foreign currency transaction gains and losses have not been material to our consolidated financial statements.
The following table shows the impact of a hypothetical 10% increase or decrease in current exchange rates on our net assets as of June 30, 2026 and our net loss for the six months ended June 30, 2026:

	Impact on Net Assets as of June 30, 2026	Impact on Net Loss for the Six Months Ended June 30, 2026

Hypothetical Change in Currency Exchange Rates	(in thousands)
10% increase	$30,186	$27,549
10% decrease	$(30,186)	$(27,549)
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
Our management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), our principal executive officer and principal financial officer, respectively, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2026. Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures as of June 30, 2026 were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the quarter ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
We are a clinical-stage biotechnology vaccine company. Investment in clinical-stage companies and vaccine development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential vaccine candidate will not gain regulatory approval or become commercially viable. We do not have any products approved for sale and have not generated any revenue from product sales. As a result, we are not profitable and have incurred losses in each year since inception. Our net losses were $766.6 million and $463.9 million for the years ended December 31, 2025 and 2024, respectively, $284.3 million and $166.6 million for the three months ended June 30, 2026 and 2025, respectively, and $604.9 million and $307.3 million for the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, we had an accumulated deficit of $2.8 billion.
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
As of June 30, 2026, we had cash, cash equivalents and investments of $2.5 billion. We believe our existing cash, cash equivalents and investments will fund our current operating plans through at least 12 months from the filing date of this Quarterly Report on Form 10-Q. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned. Furthermore, we will need to raise substantial additional capital to complete the development, manufacturing and commercialization of our drug candidates. We expect to finance our cash needs through public or private equity or debt financings, third-party (including government) funding and marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements or any combination of these approaches.

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

Vaccine candidates that we successfully develop and commercialize may compete with existing vaccines and new vaccines that may become available in the future. Many of our competitors have substantially greater financial, lobbying, technical, human and other resources than we do and may be better equipped to develop, manufacture and market technologically superior vaccines, including the potential that our competitors may develop chemical processes or utilize novel technologies for developing vaccines that may be superior to those we employ. In addition, many of these competitors have significantly greater experience than we have in undertaking preclinical studies and clinical trials of new products and in obtaining regulatory approvals, including for many vaccine franchises. Accordingly, our competitors may succeed in obtaining FDA approval or a preferred recommendation from ACIP for their products. For example, PCV13 obtained FDA approval for the prevention of invasive pneumococcal disease (“IPD”) in infants based on non-inferior IgG antibody responses relative to Prevnar, using the surrogate immune endpoints established by the prior Prevnar field efficacy study. Pfizer implemented a similar approach to the development of its 20-valent PCV vaccine candidate, PCV20, which was approved by the FDA in June 2021 for use in adults and in April 2023 for use in infants and children. Pfizer previously announced that it was developing a 25-valent PCV candidate ("PCV25") that was in adult and pediatric Phase 2 clinical trials, and that it was working on a 30-plus valent PCV candidate that was in preclinical development. Pfizer announced in November 2025 that it planned to initiate adult and pediatric pivotal trials evaluating PCV25 in 2026. In May 2026, Pfizer announced the initiation of a Phase 3 pediatric program evaluating PCV25 and the termination of its adult 25-valent program in favor of a preclinical 35-valent candidate, which it expects will enter clinical development in 2026. Merck received approval for PCV15, its 15-valent PCV, in July 2021 for use in adults and in June 2022 for use in infants and children. Merck announced in June 2024 that PCV21, its 21-valent PCV, received approval from the FDA for use in adults. In September 2025, Merck announced positive results from its Phase 3 study evaluating PCV21 in children aged 2–17 with increased risk for pneumococcal disease. In June 2026, Merck announced that the FDA approved an additional indication for PCV21 in children aged 2–17 with increased risk of pneumococcal disease who have previously completed a primary pediatric pneumococcal series. Merck is also advancing additional next-generation PCV candidates through multiple early-phase clinical studies evaluating different formulations. In addition, Sanofi and SK bioscience have partnered to develop a 21-valent PCV and, in June 2023, announced positive results from their Phase 2 clinical trials in infants. In December 2024, Sanofi and SK bioscience announced the initiation of a global pediatric Phase 3 clinical program of their 21-valent PCV candidate, as well as an expanded agreement to develop, license and commercialize "next-generation" PCVs for both pediatric and adult populations. In February 2026, SK bioscience announced that it expected topline results from this Phase 3 study to be available in 2027, and that a next-generation PCV candidate, also co-developed with Sanofi, was in preclinical development with clinical trial entry expected in 2026. In March 2026, SK bioscience announced that it was targeting 2029 for commercialization of its 21-valent PCV candidate, which it is co-developing with Sanofi. GSK, which previously acquired Affinivax, was previously developing a 24‑valent affinity‑bound pneumococcal vaccine candidate in adults and infants. In October 2024, GSK announced the termination of their adult 24-valent program in favor of a preclinical 30-plus valent candidate. In October 2025, GSK announced the initiation of a Phase 1 study in Australia evaluating its 30-plus valent candidate in adults. In the fourth quarter of 2025, GSK removed its pediatric 24-valent candidate, which had previously advanced into a Phase 2 clinical trial program, from its publicly disclosed pipeline.
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

The success of our business depends in large part upon our ability to identify, develop and commercialize products based on our cell-free protein synthesis platform. In addition to our PCV franchise, our pipeline includes VAX-A1, a clinical vaccine candidate for Group A Streptococcus (“Group A Strep”), and VAX-GI, a preclinical vaccine candidate for dysentery and shigellosis. Our research programs may fail to identify potential vaccine candidates for clinical development for a number of reasons or we may focus our efforts and resources on potential programs or vaccine candidates that ultimately prove to be successful in a smaller subset of patients than expected or completely unsuccessful. In addition, we cannot provide any assurance that we will be able to successfully advance any of our existing or future vaccine candidates through the development process.

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

We expect to continue to rely on third-party manufacturers and suppliers if we receive regulatory approval for any PCV or any other vaccine candidates. For example, in October 2023, we entered into a pre-commercial services and commercial manufacturing supply agreement (the “Lonza Commercial Manufacturing and Supply Agreement”) with Lonza, pursuant to which Lonza (i) constructed and built out a dedicated suite (“Suite”) at Lonza’s facilities in Visp, Switzerland to manufacture certain key components (including drug substance) for our proprietary PCV franchise and any other products or intermediates we may choose (collectively, the “Products”), and (ii) will maintain and operate the Suite (utilizing Lonza’s employees) to manufacture the Products as a service provided to us, including conducting related quality control and quality assurance operations. In September 2025, we also entered into a master services agreement with Patheon Manufacturing Services LLC, part of Thermo Fisher Scientific (collectively, “Thermo Fisher”), pursuant to which Thermo Fisher will commercially manufacture and supply drug product for our PCV candidates, if approved (the “Thermo Fisher Commercial Manufacturing and Supply Agreement”).
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
We have only recently begun to build our marketing and sales organization, and as an organization we have never marketed any products. If we are unable to further establish marketing and sales capabilities or enter into agreements with third parties to market and sell our vaccine candidates, we may not be able to generate product revenue.
We have only recently begun to build our sales, marketing and distribution organization and, as a company, have never marketed any products. Although we have begun hiring sales and marketing personnel, we have not yet established a fully developed organization in these areas. Continuing to develop these capabilities will require significant expenses, management resources and time, and we will have to compete with other pharmaceutical and biotechnology companies to recruit, hire, train and retain marketing and sales personnel.
If we are unable or decide not to further establish internal sales, marketing and distribution capabilities, we will pursue collaborative arrangements regarding the sales and marketing of our products; however, there can be no assurance that we will be able to establish or maintain such collaborative arrangements, or if we are able to do so, that they will have effective sales forces. Any revenue we receive will depend upon the efforts of such third parties, which may not be successful. We may have little or no control over the marketing and sales efforts of such third parties and our revenue from product sales may be lower than if we had commercialized our vaccine candidates ourselves. We also face competition in our search for third parties to assist us with the sales and marketing efforts of our vaccine candidates.
There can be no assurance that we will be able to further develop in-house sales and distribution capabilities or establish or maintain relationships with third-party collaborators to commercialize any product that receives regulatory approval in the United States or overseas. If we are unable to further develop in-house sales and distribution capabilities or enter into relationships with third-party collaborators on acceptable terms or at all, we may not be able to successfully commercialize our products. If we are not successful in commercializing our products or any future products, either on our own or through arrangements with one or more third parties, we may not be able to generate any future product revenue and we would incur significant additional losses.
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

We do not have the infrastructure or capability internally to manufacture supplies for our vaccine candidates or the materials necessary to produce our vaccine candidates for use in the conduct of our preclinical studies or clinical trials, and we lack the internal resources and the capability to manufacture any of our vaccine candidates on a preclinical, clinical or commercial scale. Pursuant to the Manufacturing Rights Agreement with Sutro Biopharma, we obtained exclusive rights to independently, or through certain third parties, develop, improve and manufacture cell-free extract for use in connection with our vaccine candidates. We have engaged Lonza to perform manufacturing process development and clinical manufacture and supply of components for our PCV candidates. Lonza is currently in the process of manufacturing certain components of our vaccine candidates on a clinical scale. In addition, we entered into the Lonza Commercial Manufacturing and Supply Agreement pursuant to which Lonza (i) constructed and built out a Suite at Lonza’s facilities in Visp, Switzerland to manufacture the Products, and (ii) will maintain and operate the Suite (utilizing Lonza’s employees) to manufacture the Products as a service provided to us. In September 2025, we also entered into the Thermo Fisher Commercial Manufacturing and Supply Agreement, pursuant to which Thermo Fisher will commercially manufacture and supply drug product for our PCV candidates, if approved.
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
c.Issuer Purchases of Equity Securities
None.
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Trading Arrangements

The adoption, modification or termination of contracts, instructions or written plans for the purchase or sale of our securities by our Section 16 officers or directors for the three months ended June 30, 2026, each of which was entered into during an open trading window and is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (“10b5-1 Plan”), was as follows:

Harp Dhaliwal, our Chief Technical Operations Officer, adopted a 10b5-1 Plan on April 6, 2026, with an effective date of August 5, 2026. Mr. Dhaliwal’s 10b5-1 Plan provides for the potential exercise and sale of up to 68,000 shares of our common stock, and expires on August 15, 2027, or upon the earlier completion of all authorized transactions thereunder.

During the three months ended June 30, 2026, none of our other directors or Section 16 officers adopted, modified or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

Vaxcyte, Inc.

Date: August 5, 2026	By:	/s/ Grant E. Pickering
Grant E. Pickering
Chief Executive Officer

Date: August 5, 2026	By:	/s/ Andrew Guggenhime
Andrew Guggenhime
President and Chief Financial Officer