Form 10-Q
period 2026-09-30
Vaxcyte, Inc.
filed 2026-11-04
CIK 1649094

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________________
FORM 10-Q
___________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐     No   ☒
As of November 2, 2026, the registrant had 158,299,981 shares of common stock, $0.001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

VAXCYTE, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(unaudited)

	September 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$125,470	$173,959
Short-term investments	1,166,759	1,387,000
Prepaid expenses and other current assets	57,326	66,402
Total current assets	1,349,555	1,627,361
Property and equipment, net	253,359	257,370
Operating lease right-of-use assets	107,856	116,009
Finance lease right-of-use assets	301,711	—
Long-term investments	972,156	881,664
Restricted cash	1,251	1,466
Other assets	3,248	118,847
Total noncurrent assets	1,639,581	1,375,356
Total assets	$2,989,136	$3,002,717

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$67,612	$70,904
Accrued compensation	20,664	23,000
Accrued contract manufacturing expenses	159,188	74,654
Accrued expenses	30,619	31,068
Operating lease liabilities — current	6,692	6,124
Finance lease liabilities — current	10,922	—
Total current liabilities	295,697	205,750
Operating lease liabilities — non-current	107,365	111,457
Finance lease liabilities — non-current	96,856	—
Total liabilities	499,918	317,207

Commitments and contingencies (Note 7)
Stockholders' Equity
Preferred stock, $0.001 par value — 10,000,000 shares authorized at September 30, 2026 and December 31, 2025; no shares issued and outstanding at September 30, 2026 and December 31, 2025	—	—
Common stock, $0.001 par value — 500,000,000 shares authorized at September 30, 2026 and December 31, 2025; 149,299,027 and 131,058,858 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	152	134
Additional paid-in capital	5,560,981	4,838,736
Accumulated other comprehensive (loss) gain	(14,982)	1,587
Accumulated deficit	(3,056,933)	(2,154,947)
Total stockholders' equity	2,489,218	2,685,510
Total liabilities and stockholders' equity	$2,989,136	$3,002,717
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VAXCYTE, INC.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2026	2025	2026	2025
Operating expenses:
Research and development	$270,326	$209,933	$850,956	$552,246
General and administrative	37,948	32,447	105,943	97,146
Total operating expenses	308,274	242,380	956,899	649,392
Loss from operations	(308,274)	(242,380)	(956,899)	(649,392)
Other income, net:
Interest income	23,189	29,259	75,554	93,267
Other (expense) income	(11,977)	291	(20,641)	36,004
Total other income, net	11,212	29,550	54,913	129,271
Net loss	$(297,062)	$(212,830)	$(901,986)	$(520,121)
Net loss per share, basic and diluted	$(1.99)	$(1.56)	$(6.25)	$(3.83)
Weighted-average shares outstanding, basic and diluted	148,908,274	136,196,512	144,337,459	135,975,586
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VAXCYTE, INC.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net loss	$(297,062)	$(212,830)	$(901,986)	$(520,121)
Other comprehensive loss:
Unrealized (losses) gains on investments, net	(10,796)	3,031	(23,647)	8,617
Foreign currency translation adjustments, net	3,360	(288)	7,078	(3,888)
Comprehensive loss	$(304,498)	$(210,087)	$(918,555)	$(515,392)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VAXCYTE, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share data)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Gain (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance — December 31, 2025	131,058,858	$134	$4,838,736	$(2,154,947)	$1,587	$2,685,510
Issuance of common stock in connection with employee incentive plans	606,123	—	9,032	—	—	9,032
Issuance of common stock in connection with follow-on public offering, net of commissions and offering expenses of $30,654	12,650,000	13	601,833	—	—	601,846
Taxes paid related to the net share settlement of equity awards	—	—	(9,295)	—	—	(9,295)
Stock-based compensation expense	—	—	37,964	—	—	37,964
Other comprehensive loss	—	—	—	—	(8,421)	(8,421)
Net loss	—	—	—	(320,622)	—	(320,622)
Balance — March 31, 2026	144,314,981	$147	$5,478,270	$(2,475,569)	$(6,834)	$2,996,014
Issuance of common stock in connection with employee incentive plans	470,953	1	7,760	—	—	7,761
Taxes paid related to the net share settlement of equity awards	—	—	(2,060)	—	—	(2,060)
Stock-based compensation expense	—	—	41,241	—	—	41,241
Other comprehensive loss	—	—	—	—	(712)	(712)
Net loss	—	—	—	(284,302)	—	(284,302)
Balance — June 30, 2026	144,785,934	$148	$5,525,211	$(2,759,871)	$(7,546)	$2,757,942
Issuance of common stock in connection with employee incentive plans	567,073	—	7,317	—	—	7,317
Issuance of common stock from underlying pre-funded warrants in connection with follow-on public offerings	3,946,020	4	(4)	—	—	—
Taxes paid related to the net share settlement of equity awards	—	—	(12,643)	—	—	(12,643)
Stock-based compensation expense	—	—	41,100	—	—	41,100
Other comprehensive loss	—	—	—	—	(7,436)	(7,436)
Net loss	—	—	—	(297,062)	—	(297,062)
Balance — September 30, 2026	149,299,027	$152	$5,560,981	$(3,056,933)	$(14,982)	$2,489,218
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

VAXCYTE, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(901,986)	$(520,121)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11,727	8,899
Stock-based compensation expense	120,305	102,848
Amortization of operating lease right-of-use assets	8,153	6,161
Amortization of finance lease right-of-use assets	4,105	—
Net accretion of discounts on investments	(5,517)	(11,670)
Unrealized foreign exchange loss (gain)	18,955	(33,113)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	10,935	(7,251)
Operating lease right-of-use assets	—	(17,575)
Other assets	(87,023)	(28,347)
Operating lease liabilities	(3,524)	13,234
Accounts payable	(1,571)	(1,761)
Accrued compensation	(2,238)	(3,924)
Accrued contract manufacturing expenses	92,591	63,204
Accrued expenses	(2,089)	(1,329)
Net cash used in operating activities	(737,177)	(430,745)
Cash flows from investing activities:
Purchases of property and equipment	(9,761)	(11,059)
Purchases of manufacturing facility build-out and equipment construction-in-progress	(14,568)	(37,493)
Purchases of investments	(1,089,123)	(918,850)
Maturities of investments	1,131,796	1,183,164
Sales of investments	66,736	106,467
Net cash provided by investing activities	85,080	322,229
Cash flows from financing activities:
Proceeds from issuance of shares through employee equity incentive plans	24,110	9,590
Proceeds from issuance of common stock from follow-on offering, net of issuance costs	601,846	—
Taxes paid related to the net share settlement of equity awards	(23,998)	(9,984)
Net cash provided by (used in) financing activities	601,958	(394)
Effect of exchange rate changes on cash and cash equivalents	1,435	2,263
Net decrease in cash, cash equivalents and restricted cash	(48,704)	(106,647)
Cash, cash equivalents and restricted cash, beginning of period	175,425	389,195
Cash, cash equivalents and restricted cash, end of period	$126,721	$282,548
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$125,470	$281,080
Restricted cash	1,251	1,468
Cash, cash equivalents and restricted cash	$126,721	$282,548
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment recorded in accounts payable and accrued expenses	$2,065	$5,568
Right-of-use assets obtained in exchange for finance lease liabilities	$112,955	$—

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
Unaudited Interim Condensed Consolidated Financial Statements
The condensed consolidated balance sheets as of September 30, 2026, the condensed consolidated statements of operations, comprehensive loss and stockholders’ equity for the three and nine months ended September 30, 2026 and 2025 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2026 and 2025 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair statement of our financial information. The financial data disclosed in the footnotes to the condensed consolidated financial statements related to the three and nine months ended September 30, 2026 and 2025 are also unaudited. The results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any other future annual or interim period. These interim condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and related notes thereto for the year ended December 31, 2025 included in our Annual Report on Form 10-K filed with the SEC on February 24, 2026.

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

Summary of Significant Accounting Policies
There have been no material changes to our significant accounting policies as of and for the nine months ended September 30, 2026 from our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
Property and Equipment, Net
Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally three to 12 years. Leasehold improvements are amortized over the shorter of the expected life or lease term. Repairs and maintenance expenditures, which are not considered improvements and do not extend the useful life of property and equipment, are expensed as incurred. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation and amortization are removed from the consolidated balance sheets and the resulting gain or loss is reflected in the consolidated statements of operations in the period realized.
Leases
We evaluate an arrangement at inception to determine whether an arrangement is a lease or contains an embedded lease in accordance with Accounting Standards Codification ("ASC") 842. An arrangement contains an embedded lease if it conveys the right to control the use of an identified asset for a period of time in exchange for consideration. In addition, we determine whether a lease meets the classification criteria of a finance or operating lease at the lease commencement date considering whether: (i) the lease transfers ownership of the underlying asset to the lessee at the end of the lease term; (ii) the lease grants the lessee an option to purchase the underlying asset that the lessee is reasonably certain to exercise; (iii) the lease term is for a major part of the remaining economic life of the underlying asset; (iv) the present value of the sum of the lease payments and residual value guaranteed by the lessee equals or exceeds substantially all of the fair value of the underlying asset; and (v) the underlying asset is such a specialized nature that it is expected to have no alternative use to the lessor at the end of the lease term. Lease agreements that include lease and non-lease components are accounted for as a single lease component. The lease term is the non-cancelable period of the lease and includes options to extend or terminate the lease when it is reasonably certain that an option will be exercised. Lease agreements with non-cancelable terms of less than 12 months are not recorded on our consolidated balance sheets.
Operating leases are included in Operating lease right-of-use ("ROU") assets, Operating lease liabilities — current and Operating lease liabilities — non-current in our consolidated balance sheets. Finance leases are included in Finance lease ROU assets, Finance lease liabilities — current and Finance lease liabilities — non-current in our consolidated balance sheets. ROU assets represent our right to use the underlying assets for the lease term, and lease liabilities represent our obligation to make lease payments arising from the leases. Lease ROU assets and liabilities for both operating leases and finance leases are recognized at the lease commencement date based on the present value of lease payments that are fixed or in substance fixed under ASC 842 over the lease term. In determining the present value of lease payments, if the rate implicit in the lease is not readily determinable, we use our incremental borrowing rate based on the information available at the lease commencement date. We determine the incremental borrowing rate based on an analysis of corporate bond yields with a credit rating similar to ours. The determination of our incremental borrowing rate requires management judgment, including development of a synthetic credit rating and cost of debt. We believe that the estimates used in determining the incremental borrowing rate are reasonable based upon current facts and circumstances. ROU assets also include adjustments for prepayments and accrued lease payments and exclude lease incentives. ROU assets and lease liabilities may include options to extend or terminate leases if it is reasonably certain that we will exercise such options. Variable lease costs, which are dependent on usage, a rate or index, including common area maintenance charges, are expensed as incurred. For operating leases, ROU assets are amortized as rent expense on a straight-line basis over the lease term. For finance leases, ROU assets are amortized on a straight-line basis over the shorter of the estimated useful life of the underlying asset or the lease term, and interest expense on the finance lease liability is recognized using the effective interest method over the lease term.
Recently Issued Accounting Standards Not Yet Adopted
In November 2024, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), (“ASU 2024-03”). The amendments in ASU 2024-03 intend to improve the disclosures about a public business entity’s expenses and address requests from investors for more detailed information about the types of expenses (including purchases of inventory, employee compensation, depreciation, amortization, and depletion). This new guidance is effective for us for the annual periods beginning after December 15, 2026. We plan to adopt this standard and are currently evaluating the impact of this guidance on our financial statement disclosures, which we expect to be expanded beginning with our Annual Report on Form 10-K for the year ending December 31, 2027.
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
In December 2025, the FASB issued ASU 2025-12 “Codification Improvements” to address suggestions received from stakeholders on the Accounting Standards Codification ("the Codification") and to make other incremental improvements to U.S. GAAP. The update represents changes to the Codification that (i) clarify, (ii) correct errors or (iii) make minor improvements. The amendments make the Codification easier to understand and apply. The guidance is effective for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years. We are currently evaluating the impact of this guidance on our consolidated financial statements and related disclosures.

3. Fair Value Measurements and Fair Value of Financial Instruments
The following tables set forth our financial instruments measured at fair value on a recurring basis by level within the fair value hierarchy at September 30, 2026 and December 31, 2025:

		September 30, 2026
	Fair Value Hierarchy Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Assets		(in thousands)
Cash and cash equivalents:
Cash	Level 1	$83,846	$—	$—	$83,846
Money market funds	Level 1	941	—	—	941
U.S. Treasury securities	Level 1	4,500	—	—	4,500
Commercial paper	Level 2	36,189	—	(6)	36,183
Total cash and cash equivalents		125,476	—	(6)	125,470
Investments:
U.S. Treasury securities	Level 1	648,161	2	(3,166)	644,997
Commercial paper	Level 2	63,130	—	(38)	63,092
Corporate debt	Level 2	1,084,542	26	(10,651)	1,073,917
Asset-backed securities	Level 2	139,431	1	(1,898)	137,534
U.S. government agency securities	Level 2	182,050	—	(2,675)	179,375
Certificates of Deposit	Level 2	40,000	—	—	40,000
Total investments		2,157,314	29	(18,428)	2,138,915

Total assets measured at fair value		$2,282,790	$29	$(18,434)	$2,264,385

		December 31, 2025
	Fair Value Hierarchy Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Assets		(in thousands)
Cash and cash equivalents:
Cash	Level 1	$85,417	$—	$—	$85,417
Money market funds	Level 1	52,302	—	—	52,302
Commercial paper	Level 2	36,245	—	(5)	36,240
Total cash and cash equivalents		173,964	—	(5)	173,959
Investments:
U.S. Treasury securities	Level 1	945,072	1,969	(40)	947,001
Commercial paper	Level 2	28,763	3	—	28,766
Corporate debt	Level 2	897,564	2,862	(30)	900,396
Asset-backed securities	Level 2	152,164	249	(27)	152,386
U.S. government agency securities	Level 2	219,854	289	(28)	220,115
Certificate of Deposit	Level 2	20,000	—	—	20,000
Total investments		2,263,417	5,372	(125)	2,268,664

Total assets measured at fair value		$2,437,381	$5,372	$(130)	$2,442,623

We had no Level 3 securities either as of September 30, 2026 or December 31, 2025.
There were no transfers within the hierarchies during the nine months ended September 30, 2026.
As of September 30, 2026 and December 31, 2025, we had investments with a total fair market value of $2.1 billion and $0.3 billion, respectively, in an unrealized loss position, of which $304.2 million and $120.2 million, respectively, were in a continuous unrealized loss position for more than 12 months. As of September 30, 2026, the gross unrealized losses of securities that have been in a continuous unrealized loss position were $18.4 million, of which $17.6 million related to securities that have been in a continuous unrealized loss position for less than 12 months. As of December 31, 2025, the gross unrealized losses of securities that have been in a continuous unrealized loss position were not material.
Unrealized losses related to our investments are primarily due to interest rate fluctuations as opposed to credit quality. We do not intend to sell any of the securities in an unrealized loss position and it is not likely that we would be required to sell these securities before recovery of their amortized cost basis, which may be at maturity. We did not recognize any credit losses related to our investments during the three and nine months ended September 30, 2026 or 2025.
The following table presents the contractual maturities of our investments as of September 30, 2026 (in thousands):

Fair Value
Due in less than one year	$1,166,759
Due in one to five years	972,156
Total	$2,138,915
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
Under the Lonza Commercial Manufacturing and Supply Agreement, prior to completion of construction and certification of the Suite for commercial operation, we contributed to the capital expenditure costs to construct the Suite (and own certain equipment in the Suite that was purchased or otherwise acquired by us), and paid Lonza a fixed-rate monthly service fee for Lonza’s pre-commercial services prior to commencement of commercial operations. Following completion of construction and certification of the Suite for commercial operation, the Suite was transferred to the Lonza operations team in August 2026, at which time the lease was deemed to have commenced. Lonza now maintains and operates the Suite, utilizing their employees, to manufacture the Products on our behalf, including conducting related quality control and quality assurance activities. We are now obligated to pay Lonza (i) Suite fees based on allocations of certain of Lonza’s costs to maintain the facility in which the Suite is located and to provide shared services to us and Lonza’s other customers in such facility, (ii) service fees based upon Lonza’s actual full-time equivalent employee (“FTE”) costs to operate the Suite to manufacture the Products, and (iii) equipment expenditures and certain other pass-through costs, including for raw materials. In addition, we may be obligated to pay or reimburse Lonza for certain other fees and expenses under the Lonza Commercial Manufacturing and Supply Agreement. Lonza is eligible for certain financial bonuses, and subject to certain financial penalties, as incentives for the timely completion of certain scale-up activities, receipt of certain regulatory approvals for the Suite and manufacture of the Products in accordance with our commercial requirements.

Unless earlier terminated, the Lonza Commercial Manufacturing and Supply Agreement will remain in effect until December 31, 2038, subject to automatic renewal for up to three additional renewal periods of five years each, unless we elect not to renew (with 24 months advanced notice to Lonza). We are permitted to terminate the Lonza Commercial Manufacturing and Supply Agreement for convenience or for Lonza’s uncured material breach, in each case subject to certain notice obligations. Lonza is permitted to terminate the Lonza Commercial Manufacturing and Supply Agreement in

the event that we commit certain specified material breaches, including uncured failure to pay material and undisputed amounts of money due to Lonza, subject to certain notice obligations. Either party may terminate the Commercial Manufacturing and Supply Agreement in certain circumstances in the event of the other party’s bankruptcy. In the event that we terminate the agreement for convenience, or Lonza terminates the agreement in the event that we commit certain specified material breaches, then certain termination consequences may be triggered, including that (i) we would forfeit any outstanding entitlement to credit from Lonza of the Repurposing Fee (as defined below), and (ii) we would be obligated to pay Lonza a termination penalty equal to the greater of (a) CHF 70.0 million or (b) a prespecified number of months’ FTE fees for the actual FTEs assigned to us as of the date of termination. Within 30 days of the Effective Date, we paid Lonza a repurposing fee (the “Repurposing Fee”) of CHF 27.0 million that will be credited back to us over a 10-year period starting upon commencement of commercial production. In the event of a termination under certain circumstances, Lonza shall be obligated to provide certain wind-down and transition services to us for up to 12 months and 24 months, respectively.

As of December 31, 2025, we had incurred $217.1 million of capital expenditures related to the Vaxcyte-owned facility buildout and equipment. In addition, as of December 31, 2025, we had incurred $118.3 million of facility buildout expenditures that are owned and controlled by Lonza, including the Repurposing Fee, and costs associated with certification of the Suite for commercial operation, which were accounted for as prepaid lease payments under ASC 842 Lease accounting.

See Note 5, "Balance Sheet Details," for further details related to Vaxcyte-owned facility buildout and equipment, and Note 6, "Leases," for further details related to facility buildout expenditures owned and controlled by Lonza, each as of September 30, 2026.

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

5. Balance Sheet Details
Property and Equipment, Net
In August 2026, we placed into service $138.5 million of company-owned equipment and $63.1 million of leasehold improvements pertaining to the Suite pursuant to the Lonza Commercial Manufacturing and Supply Agreement.

Depreciation of the equipment is recognized on a straight-line method over the shorter of the estimated useful life or the term of the agreement.
Property and equipment, net as of September 30, 2026 and December 31, 2025 consisted of the following:

	September 30, 2026	December 31, 2025
	(in thousands)
Lab and manufacturing equipment	$209,340	$62,546
Leasehold improvements	73,330	7,239
Manufacturing facility build-out and equipment construction-in-progress	10,672	217,077
Furniture and equipment	1,608	1,608
Computers, computer software and office equipment	2,600	1,670
Total property and equipment	297,550	290,140
Less: accumulated depreciation and amortization	(44,191)	(32,770)
Property and equipment, net	$253,359	$257,370
Depreciation and amortization expense was $5.8 million and $3.1 million for the three months ended September 30, 2026 and 2025, respectively, and $11.7 million and $8.9 million for the nine months ended September 30, 2026 and 2025, respectively.
Other Assets
Other assets as of September 30, 2026 and December 31, 2025 consisted of the following:

	September 30, 2026	December 31, 2025
	(in thousands)
Other long-term assets	$3,248	$508
Manufacturing facility construction buildout	—	118,339
Total	$3,248	$118,847
6. Leases
Operating Lease
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

In November 2024, we amended and restated the Original Lease (the “Amended and Restated Lease”) as a single, unified lease for our Headquarters Facility which includes the existing space under the Original Lease and the Assumed Lease Premises (collectively, the “Existing Premises”) and expanded space covering additional floors (the “Additional Premises”), which resulted in a lease modification in accordance with ASC 842. The Amended and Restated Lease has an initial contractual term of 10 years, contains rent-free periods, scheduled rent increases, lease incentives and the option of two consecutive rights to extend the term for 60 months each. The effective date of the Amended and Restated Lease was

November 15, 2024 which, for the purposes of lease accounting, is the commencement date of the lease of the Existing Premises. The commencement dates of the Additional Premises occur when certain leasehold improvements and specifications are substantially complete, the first, second and third of which occurred in February 2025, November 2025 and December 2025, respectively. Our Amended and Restated Lease expires on February 28, 2035.

In November 2024, we entered into a sublease agreement, for which we are the sublessor, for a portion of our Existing Premises. This sublease has a contractual term of two years, expiring on December 31, 2026, unless earlier terminated or amended, with two conditional options to extend the term of the sublease for a period of 12 months each.

Finance Lease

Manufacturing Facility

We have concluded that the Lonza Commercial Manufacturing and Supply Agreement contains an embedded lease, which was deemed to have commenced following completion of construction and certification of the Suite for commercial operation and the transfer to the Lonza operations team in August 2026. Upon lease commencement, we evaluated the embedded lease against the classification criteria in ASC 842 and determined that it met at least one of the criteria for finance lease classification. Accordingly, we classified the embedded lease as a finance lease. As of September 30, 2026, we recorded finance lease ROU assets of $301.7 million and corresponding lease liabilities of $107.8 million on our condensed consolidated balance sheet. The ROU assets include (i) the initial measurement of the lease liabilities and (ii) amounts previously accounted for as prepaid lease payments prior to the lease commencement date, specifically facility buildout expenditures that are owned and controlled by Lonza, the Repurposing Fee and costs associated with certification of the Suite for commercial operation. The finance lease liabilities were measured at the present value of the remaining lease payments, discounted using our incremental borrowing rate.
See Note 4, “Commercial Manufacturing and Supply Agreements,” for further details related to the agreement.
The following tables present additional information for our operating and finance leases:

	September 30, 2026	December 31, 2025
Weighted-average remaining lease term (in years):
Operating lease	8.42	9.11
Finance lease	12.25	—
Weighted-average discount rate:
Operating lease	7.3%	7.2%
Finance lease	3.9%	—

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Cash paid for operating lease liabilities	$3,780	$3,130	$10,742	$9,331
Cash paid for finance lease liabilities	—	—	—	—

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Operating lease costs	$4,792	$3,889	$15,684	$11,393
Finance lease costs:
Amortization of right-of-use assets	4,105	—	4,105	—
Interest on lease liabilities	748	—	748	—
Total lease costs	$9,645	$3,889	$20,537	$11,393
Maturities of lease liabilities as of September 30, 2026 were as follows:

	Operating Lease	Finance Lease
Years ending December 31,	(in thousands)
Remainder of 2026	$2,516	$3,715
2027	15,788	14,861
2028	17,339	14,861
2029	17,859	11,622
2030	18,395	11,622
Thereafter	82,805	74,530
Total future undiscounted lease payments	154,702	131,211
Less: Imputed interest	(40,645)	(23,433)
Total lease liabilities	$114,057	$107,778
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
Guarantees and Indemnifications
In the normal course of business, we enter into agreements that contain a variety of representations and provide for general indemnification. Our exposure under these agreements is unknown because it involves claims that may be made against us in the future. To date, we have not paid any claims or been required to defend any action related to our indemnification obligations. As of September 30, 2026, we did not have any material indemnification claims that were probable or reasonably possible and consequently have not recorded related liabilities.
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
As consideration for the Option and other rights and authorizations granted to us under the Option Agreement, we paid Sutro Biopharma upfront consideration of $22.5 million, consisting of (i) $10.0 million in cash and $7.5 million worth of shares of our common stock (the number of shares calculated based on the arithmetic average of the daily volume weighted average price of our common stock as traded on Nasdaq in the three consecutive trading days immediately prior to the issuance thereof) in December 2022, and (ii) $5.0 million in October 2023 within five business days after we and Sutro Biopharma mutually agreed in writing upon the Form Definitive Agreement on September 28, 2023. The 167,780 shares of common stock issued were recorded at fair value of $8.0 million on the date of settlement, December 22, 2022.

In November 2023 (the “Option Exercise Date”), we exercised the Option by submitting written notice thereof to Sutro Biopharma and concurrently paid Sutro Biopharma $50.0 million in cash as the first of two installment payments for the Option exercise price, followed by the second and final installment of $25.0 million in cash in May 2024. We determined there was no current alternative future use of the acquired manufacturing rights from the Option Agreement and, as a result, the amounts paid were expensed as incurred. Upon the occurrence of certain regulatory milestones, we agreed to pay Sutro Biopharma certain additional milestone payments totaling up to $60.0 million in cash. In the event that we undergo a change of control, certain rights and payments may be accelerated. No milestone payments were made during the three months ended September 30, 2026.
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
Purchase Commitments
We enter into agreements in the normal course of business with CMOs and other vendors for manufacturing services and raw materials purchases. We rely on several third-party manufacturers for our manufacturing requirements. As of September 30, 2026, we had the following amounts of non-cancelable purchase commitments related to manufacturing services and raw materials purchased due to our key manufacturing partners. These amounts represent our minimum contractual obligations, including termination fees. If we terminate certain firm orders with key manufacturing partners, we will be required to pay for the manufacturing services scheduled or raw materials purchased under our arrangements. The actual amounts we pay in the future to our vendors under such agreements may differ from the purchase order amounts.

Years ending December 31,	(in thousands)
Remainder of 2026	$203,435
2027	231,149
2028	79,301
2029	10,500
Thereafter	—
Total non-cancelable purchase commitments due to our key manufacturing partners	$524,385
8. Stockholders' Equity
Common Stock

Our certificate of incorporation authorizes us to issue up to 500,000,000 shares of common stock with $0.001 par value per share, of which 149,299,027 and 131,058,858 shares were issued and outstanding as of September 30, 2026 and December 31, 2025, respectively. The holders of our common stock are also entitled to receive dividends whenever funds are legally available, when and if declared by our Board. As of September 30, 2026 and 2025, no dividends have been declared.
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
On February 24, 2026, we entered into a Sales Agreement (the "2026 ATM Sales Agreement") with Leerink Partners LLC ("Leerink Partners"), to issue and sell, from time to time at our discretion, shares of our common stock at an aggregate offering price up to $500.0 million through Leerink Partners as our sales agent. As of September 30, 2026, we have not sold any shares of our common stock under the 2026 ATM Sales Agreement.
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
During the three and nine months ended September 30, 2026, 3,946,094 shares underlying the pre-funded warrants were exercised to receive 3,946,020 shares of common stock, net of exercise costs. During the three months ended September 30, 2025, no shares underlying the pre-funded warrants were exercised. During the nine months ended September 30, 2025, 4,140,705 shares underlying the pre-funded warrants were exercised to receive 4,140,644 shares of common stock, net of exercise costs. As of September 30, 2026 and December 31, 2025, a total of 1,517,699 and 5,463,793 shares underlying pre-funded warrants were outstanding, respectively.
In February 2026, we completed an underwritten public offering of 12,650,000 shares of our common stock, which included the full exercise of the underwriters' option to purchase an additional 1,650,000 shares, at a price of $50.00 per share. In aggregate, we received $601.8 million in net proceeds after deducting underwriting discounts, commissions and other offering expenses payable by us. We did not have any public offerings during the three and nine months ended September 30, 2025.
9. Equity Incentive Plans
Equity Incentive Plans

We currently grant stock options and restricted stock units (“RSUs”) under the 2020 Equity Incentive Plan (“2020 Plan”), which became effective in June 2020 and replaced our 2014 Equity Incentive Plan (“2014 Plan”).
Effective January 1, 2026, the number of shares of common stock available under the 2020 Plan increased by 6,552,942 shares pursuant to the evergreen provision of the 2020 Plan. As of September 30, 2026, an aggregate of 12,544,936 shares of common stock were available for issuance under the 2020 Plan.
Our 2014 Plan permitted the granting of incentive stock options, non-statutory stock options, restricted stock and other stock-based awards. Subsequent to the adoption of the 2020 Plan, no additional equity awards can be made under the 2014

Plan. As of September 30, 2026, 725,859 shares and 14,700,405 shares of common stock were subject to outstanding options and RSUs under the 2014 Plan and 2020 Plan, respectively.
Stock Option Activity

Stock option activity under our 2020 Plan, including performance contingent stock options (“PCSOs”), and 2014 Plan, was as follows:

		Options Outstanding			PCSOs Outstanding
		(in thousands, except share and per share data)
	Number of Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value	Number of Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balances — December 31, 2025	10,960,801	$43.64	7.16	$130,351	621,860	$102.70	8.85	$—
Options granted	1,756,482	58.47			—
Options exercised	(859,521)	24.68			—
Options forfeited	(158,872)	69.96			(8,250)	$102.70
Balances — September 30, 2026	11,698,890	$46.90	6.96	$183,887	613,610	$102.70	8.10	$—
Vested and expected to vest — September 30, 2026	11,698,890	$46.90	6.96	$183,887	613,610	$102.70	8.10	$—
Exercisable at September 30, 2026	7,572,260	$40.19	6.05	$159,624	—			$—

During the three months ended September 30, 2026 and 2025, options to purchase 262,535 and 18,895 shares, respectively, were exercised for cash at a weighted-average price per share of $27.98 and $17.31, respectively. The intrinsic value of the stock options exercised was $8.1 million and $0.3 million for the three months ended September 30, 2026 and 2025, respectively. The weighted-average grant date fair value of options granted for the three months ended September 30, 2026 and 2025 was $35.80 and $18.17, respectively.

During the nine months ended September 30, 2026 and 2025, options to purchase 859,521 and 568,497 shares, respectively, were exercised for cash at a weighted-average price per share of $24.68 and $13.15, respectively. The intrinsic value of the stock options exercised was $26.9 million and $33.7 million for the nine months ended September 30, 2026 and 2025, respectively. The weighted-average grant date fair value of options granted for the nine months ended September 30, 2026 and 2025 was $34.94 and $32.60, respectively.
Stock Unit Award Activity

Stock unit award activity, including performance based stock units (“PSUs”), for the nine months ended September 30, 2026 was as follows:

	Unvested RSUs				Unvested PSUs
	(in thousands, except share and per share data)
	Number of Shares	Weighted- Average Grant-Date Fair Value Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value	Number of Shares	Weighted- Average Grant-Date Fair Value Per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Unvested at December 31, 2025	2,340,589	$54.55	1.42	$107,995	175,513	$151.48	2.85	$8,098
Granted	1,765,735	58.74			—	—
Vested and released	(1,056,803)	54.40			—	—
Cancelled	(111,270)	56.97			—	—
Unvested at September 30, 2026	2,938,251	$57.03	1.55	$167,186	175,513	$151.48	2.10	$9,987
The weighted-average grant date fair value of RSUs granted during the three months ended September 30, 2026 and 2025 was $60.34 and $31.17, respectively. The weighted-average grant date fair value of RSUs granted during the nine months ended September 30, 2026 and 2025 was $58.74 and $49.12, respectively. The aggregate intrinsic value of unvested RSUs is calculated using the closing price of our common stock on the grant date.
Shares Available for Grant
Shares available for grant under our 2020 Plan for the nine months ended September 30, 2026 were as follows:

Number of Shares
Balance — December 31, 2025	8,821,691
Shares authorized	6,552,942
Options and RSUs granted	(3,522,217)
Shares forfeited	278,392
Shares withheld for taxes	414,128
Balance — September 30, 2026	12,544,936
2020 Employee Stock Purchase Plan
Effective January 1, 2026, the number of shares of common stock available under the 2020 Employee Stock Purchase Plan (the "2020 ESPP") increased by 1,310,588 shares pursuant to the evergreen provision of the 2020 ESPP. During the nine months ended September 30, 2026 and 2025, 112,315 shares and 83,221 shares were purchased, respectively, under the 2020 ESPP. As of September 30, 2026, there were 3,217,631 shares available under the 2020 ESPP.
Stock-based Compensation
The following assumptions were used in the Black-Scholes options pricing model for stock options granted in the respective period of:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Expected volatility	62.4% - 64.1%	63.7% - 65.2%	62.4% - 66.6%	63.7% - 67.5%
Expected term (in years)	5.5	5.3 - 5.4	5.4 - 5.5	5.2 - 5.4
Risk-free interest rate	4.3% - 5.0%	3.6% - 3.9%	3.6% - 5.0%	3.6% - 4.5%
We recorded total stock-based compensation expense for the three and nine months ended September 30, 2026 and 2025 related to the 2014 Plan, the 2020 Plan and the 2020 ESPP in the condensed consolidated statements of operations and allocated the amounts as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)		(in thousands)
Research and development	$24,074	$18,383	$66,897	$54,499
General and administrative	17,026	16,923	53,408	48,349
Total stock-based compensation expense	$41,100	$35,306	$120,305	$102,848
As of September 30, 2026, there was $335.6 million of unrecognized stock-based compensation expense related to unvested employee and non-employee awards, which is expected to be recognized over a weighted-average period of 2.60 years.
10. Funding Arrangements
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

Our vaccine development program for VAX-GI, a novel preclinical vaccine candidate being developed as a preventative treatment for dysentery and shigellosis, which is caused by Shigella bacteria, is currently funded in part by two grants obtained from the National Institutes of Health (“NIH”) administered by the University of Maryland, Baltimore. Our first grant from the NIH was awarded in April 2021 and provides for potential funding up to five years totaling approximately $0.5 million. In June 2023, we received another grant from the NIH that provides for potential funding up to five years totaling approximately $4.6 million. As of September 30, 2026, we have received and expect to continue to receive funding under each of these grants.

We are currently working on a discovery program with the University of North Carolina at Chapel Hill and the University of Chicago to develop a vaccine candidate for the prevention of Chlamydia, which is funded in part by a grant from the National Institute of Allergy and Infectious Diseases that provides potential funding up to five years totaling approximately $9.5 million. As of September 30, 2026, we have received and expect to continue to receive funding under this grant.
Income from grants is recognized in the period during which the related specified expenses are incurred, provided that the conditions under which the grants were provided have been met. The amount of grant income was not material during the three and nine months ended September 30, 2026 and September 30, 2025. The grant receivable related to unreimbursed, eligible costs incurred under the agreements recorded within prepaid expenses and other current assets in the condensed consolidated balance sheets was not material as of September 30, 2026 and December 31, 2025.
11. Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share and excludes shares which are outstanding, but subject to repurchase by us:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net loss (in thousands)	$(297,062)	$(212,830)	$(901,986)	$(520,121)
Weighted-average shares outstanding used in computing net loss per share, basic and diluted (1)	148,908,274	136,196,512	144,337,459	135,975,586
Net loss per share, basic and diluted	$(1.99)	$(1.56)	$(6.25)	$(3.83)
________________________________________
(1) Includes shares of common stock into which pre-funded warrants may be exercised as of September 30, 2026. See Note 8, “Stockholders' Equity.”

The following potentially dilutive securities were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	As of September 30,
	2026	2025
Stock options	12,312,500	11,669,523
Restricted stock units	3,113,764	2,543,233
Employee stock purchase plan shares	274,918	345,588
Total potentially dilutive securities outstanding	15,701,182	14,558,344
12. Income Taxes
In determining quarterly provisions for income taxes, we use the annual estimated effective tax rate applied to the actual year-to-date profit or loss, adjusted for discrete items arising in that period. Our annual estimated effective tax rate differs from the U.S. federal statutory rate primarily as a result of changes in our valuation allowance against our deferred tax assets. During the three and nine months ended September 30, 2026 and 2025, we incurred net pre-tax losses in the jurisdictions we operate in and had no income tax provisions. During the three and nine months ended September 30, 2026, there were no material changes to our unrecognized tax benefits, and we do not expect to have any significant changes to unrecognized tax benefits through the end of the fiscal year. We do not have any tax audits or other issues pending that would have a material impact on our condensed consolidated financial statements.

13. Segment Reporting
We operate and manage our business as one reportable and operating segment. Our chief executive officer, who is the chief operating decision maker, reviews financial information on an aggregate basis for purposes of allocating resources and evaluating financial performance based on consolidated net loss, as is reported in our condensed consolidated statements of operations.
Our long-lived assets are based in the United States and Switzerland. Long-lived assets are comprised of property and equipment. As of September 30, 2026 and December 31, 2025, property and equipment based in the United States was $43.4 million and $39.7 million, respectively. As of September 30, 2026 and December 31, 2025, property and equipment based in Switzerland was $210.0 million and $217.7 million, respectively.
The following table presents segment operating results for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Operating expenses:
Research and development – external costs (1)	$209,027	$161,270	$674,302	$409,805
Research and development – internal costs (2)	61,299	48,663	176,654	142,441
General and administrative	37,948	32,447	105,943	97,146
Total operating expenses	$308,274	$242,380	$956,899	$649,392

Total other income, net	11,212	29,550	54,913	129,271
Net loss	$297,062	$212,830	$901,986	$520,121
____________________________________________________________
(1)Research and development – external costs consist primarily of product and clinical development, research, facility, depreciation, professional and consulting services expenses attributed to the research and development departments.
(2)Research and development – internal costs consist of internal employee costs including stock-based compensation expenses.
14. Subsequent Events
In October 2026, we completed concurrent underwritten public offerings of 8,584,375 shares of common stock at a public offering price of $64.00 per share, pre-funded warrants to purchase 400,000 shares of common stock at a public offering price of $63.999 per pre-funded warrant and $575 million aggregate principal amount of 1.50% convertible senior notes due 2032. These offerings included the exercise in full by the underwriters of their option to purchase up to 1,171,875 additional shares of common stock at the public offering price per share and their option to purchase up to an additional $75 million aggregate principal amount of notes at the public offering price, solely to cover over-allotments, in each case less underwriting discounts and commissions. The aggregate net proceeds to us from these offerings were approximately $1.1 billion, after deducting underwriting discounts, commissions and other offering expenses payable by us. We are currently assessing the accounting effects of these public offerings on our consolidated financial statements.
On November 1, 2026, the lease of the final floor space of the Additional Premises commenced. We are currently assessing the accounting effects of the lease commencement on our consolidated financial statements.

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
Our pipeline includes:
•Pneumococcal conjugate vaccine (“PCV”) candidates that we believe are among the broadest-spectrum PCV candidates currently in development, targeting the approximately $8.5 billion global pneumococcal vaccine market. Pneumococcal disease (“PD”) is an infection caused by Streptococcus pneumoniae bacteria. It can result in invasive pneumococcal disease (“IPD”), including meningitis and bacteremia, and non-invasive PD, including pneumonia, otitis media and sinusitis. Our broad-spectrum, carrier-sparing PCV candidates, VAX-31, VAX-24 and VAX-XL, are designed to improve upon standard-of-care PCVs for both adults and children by covering the serotypes that are responsible for increasing portions of IPD in circulation and are associated with high case-fatality rates, antibiotic resistance and meningitis, while maintaining coverage of previously circulating strains that are currently contained through continued vaccination.
•PCV Franchise Adult Indication:
•VAX-31 is a 31-valent, broad-spectrum, carrier-sparing investigational PCV being developed for the prevention of IPD and pneumonia. VAX-31 is the broadest-spectrum PCV in the clinic, and has the potential to provide protection against both currently circulating and historically prevalent serotypes. VAX-31 was designed to increase coverage, in a single vaccine, to approximately 95% of IPD and approximately 88% of pneumococcal pneumonia circulating in adults in the United States aged 50 and older, with the potential to provide an incremental 13-36% broader coverage for IPD and an incremental 19-31% broader coverage for pneumococcal pneumonia over current standard-of-care adult PCVs.
•In October 2026, we announced positive topline results from the pivotal adult Phase 3 trial of VAX-31 (“OPUS-1”). OPUS-1 is a randomized, double-blind, active-controlled Phase 3 trial which evaluated the safety, tolerability and immunogenicity of VAX-31 in healthy, pneumococcal-naïve U.S. adults (defined as having no known prior history of IPD or pneumococcal pneumonia, or receipt of any licensed or investigational pneumococcal vaccine) aged 50 years and older (n=3,572) through direct, head-to-head comparisons with both Prevnar 20® (“PCV20”) and/or Capvaxive® (“PCV21”), the current standard-of-care PCVs, with a separate cohort of adults aged 18-49 years

(n=475). In this trial, VAX-31 met all prespecified primary endpoints across age groups studied compared to PCV20 and PCV21.
•VAX-31 met all prespecified co-primary immunogenicity endpoints in adults 50 and older:
•All 28 VAX-31 serotypes shared with PCV20 and/or PCV21 met the prespecified noninferiority criteria (lower bound of the 95% confidence interval (“LBCI”) >0.667) with the prespecified Hochberg multiplicity adjustment.
•For the 11 serotypes shared by VAX-31, PCV20 and PCV21, VAX-31 met all 11 primary noninferiority assessments based on opsonophagocytic activity (“OPA”) geometric mean ratios (“GMRs”). For each serotype, the prespecified analysis required noninferiority against one or both comparators, using an OPA GMR noninferiority criterion of LBCI >0.667 with the prespecified Hochberg multiplicity adjustment.
•For the nine serotypes only in VAX-31 and PCV20, all nine met the prespecified OPA GMR noninferiority criterion (LBCI >0.667).
•For the eight serotypes only in VAX-31 and PCV21, all eight met the prespecified OPA GMR noninferiority criterion (LBCI >0.667).
•The three serotypes unique to VAX-31 and cross-reactive serotype 20B met the OPA GMR superiority criterion (LBCI >2.0) with prespecified Hochberg multiplicity adjustment.
•For the prespecified primary immunobridging endpoint, VAX-31 met the noninferiority criterion (LBCI >0.667) for all 32 serotype (31 vaccine serotypes plus cross-reactive serotype 20B) OPA GMR comparisons in adults aged 18-49 compared to adults aged 50-64.
•In the prespecified individual comparator analyses, VAX-31 met the noninferiority criterion (LBCI >0.667) for 20 of 20 serotypes shared with PCV20 and 17 of 19 shared with PCV21. Compared to PCV21, serotypes 3 and 12F missed the LBCI >0.667 noninferiority criterion, but did meet the historical LBCI >0.5 threshold; compared to PCV20, VAX-31 met the LBCI>0.667 noninferiority criterion.
•In the study, VAX-31 was well tolerated and demonstrated a safety profile similar to PCV20 and PCV21 at all ages studied.
•In January 2026, we announced the initiation of a Phase 3 descriptive study evaluating the safety, tolerability and immunogenicity of VAX-31 when administered either concomitantly with or one month following administration of a licensed seasonal influenza vaccine in healthy, pneumococcal-naïve adults aged 50 years and older (“OPUS-2”). In February 2026, we announced the initiation of a separate Phase 3 descriptive study evaluating the safety, tolerability and immunogenicity of VAX-31 in healthy U.S. adults aged 50 years or older who have previously received pneumococcal vaccination (“OPUS-3”). In March 2026, we announced we completed enrollment of the OPUS-2 trial and in May 2026, we announced we completed enrollment of the OPUS-3 trial. We expect to report safety, tolerability and immunogenicity data from the OPUS-2 and OPUS-3 studies in the first half of 2027. We are also planning for a manufacturing consistency study (e.g., a lot-to-lot study) as the final Phase 3 study to enable the submission of the Biologics License Application (“BLA”).
•The U.S. Food and Drug Administration (“FDA”) has granted breakthrough therapy designation for VAX-31 in adults for the prevention of IPD and pneumonia caused by Streptococcus pneumoniae.
•In September 2024, prior to the initiation of our VAX-31 adult Phase 3 program, we announced positive topline results from a Phase 1/2 study of VAX-31 in adults. The VAX-31 Phase 1/2 clinical study was a randomized, observer-blind, active-controlled, dose-finding clinical study designed to evaluate the safety, tolerability and immunogenicity of a single injection of VAX-31 at three dose levels (Low, Middle and High) and compared to PCV20 in 1,015 healthy adults aged 50 and older.
•VAX-31 was observed to be well tolerated and demonstrated a safety profile at all doses studied through the full six-month evaluation period similar to PCV20. VAX-31 showed robust OPA immune responses for all 31 serotypes at all doses studied. At the VAX-31 High Dose, average OPA immune responses were greater for 18 of 20 serotypes compared to PCV20 (GMR greater than 1.0), with seven of these serotypes achieving statistically higher immune responses compared to PCV20. For all 11 incremental serotypes unique to VAX-31, and not in PCV20, all three doses met the superiority criteria.
•Based on these positive results, we selected the High Dose of VAX-31 to advance to our adult Phase 3 program.
•PCV Franchise Pediatric Indication:
•VAX-31 is a 31-valent, broad-spectrum, carrier-sparing investigational PCV also being developed for the prevention of IPD in children. VAX-31 is the broadest-spectrum PCV in the clinic designed to cover approximately 91% of IPD in U.S. children under five years of age and approximately 96% of otitis media due to Streptococcus pneumoniae in U.S. children five years of age or under.
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
•In February 2025, we announced that the Phase 2, randomized, dose-finding study of VAX-31 in healthy infants had advanced to the second stage of the study. Stage 2 of the study is evaluating the safety, tolerability and immunogenicity of VAX-31 at the same three dose levels evaluated in Stage 1 and compared to PCV20. In line with recommendations from the ACIP, the study design includes a primary immunization series consisting of three doses given at two months, four months and six months of age, followed by a subsequent booster dose at 12-15 months of age.
•In September 2025, we announced advancement of the VAX-31 infant Phase 2 randomized, dose-finding study to the third and final stage following modifications to the protocol to add a new dose arm to evaluate a VAX-31 Optimized Dose (majority of serotypes dosed at 4.4mcg and the balance dosed at 3.3mcg) and discontinue further enrollment in the Low Dose arm. The Middle and High Dose arms continued as planned.
•The modified study is evaluating the safety, tolerability and immunogenicity of VAX-31 and compared to PCV20 in 900 participants, including the 100 participants previously enrolled in the Low Dose arm.
•In January 2026, we announced that we completed enrollment of this study. We expect to announce topline safety, tolerability and immunogenicity data from the primary three-dose immunization series and booster dose either sequentially or together by the end of the first half of 2027.
•Pending the VAX-31 Phase 2 infant study readout, we plan to initiate a Phase 3 program in infants with VAX-24 or VAX-31.
•VAX-24 is a 24-valent, broad-spectrum, carrier-sparing investigational PCV being developed for the prevention of IPD in infants, and it covers more serotypes than any pneumococcal infant vaccine on the market today.
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
•Post-dose 3, all VAX-24 doses met target precedent Phase 2 non-inferiority criteria on relative seroconversion rates (lower limit of the 95% confidence interval for the difference between the proportion of participants achieving the pre-defined seroconversion rate (IgG concentration ≥0.35 mcg/mL) is > -15% for each serotype) for the highest circulating serotypes, as defined by the percentage of IPD caused in individuals <5 years of age in the U.S. in 2023 based on the U.S. Center for Disease Control (“CDC”) active bacterial core (“ABC”) surveillance data, contained in VAX-24. The Low and Mid doses met the seroconversion rate criteria for 20 of 24 serotypes overall and the Mixed Dose met such criteria for 19 of 24 serotypes. The Mid and Mixed Doses met the target Phase 2 IgG GMR point estimate of >0.6 for 21 of 24 serotypes.
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
•VAX-XL is a third-generation PCV candidate designed to provide the broadest coverage of any PCV currently in development.
•VAX-A1, a novel conjugate vaccine candidate designed to prevent disease caused by Group A Streptococcus (Streptococcus pyogenes) (“Group A Strep”). Group A Strep is pervasive globally and causes an estimated 800 million cases of illness annually, including pharyngitis, or strep throat, and certain severe invasive infections and sequelae. There is currently no vaccine against Group A Strep, which is one of the leading infectious disease-related causes of death and disability worldwide and a significant contributor to the prescription of antibiotics in children. We believe we have demonstrated preclinical proof of concept for VAX-A1, the data for which were published in December 2020. In June 2026, we initiated a Phase 1 adult study for VAX-A1, with the primary objective of assessing safety and tolerability, along with a secondary objective of evaluating initial immunogenicity data, to support potential further advancement. The study is advancing to Stage 2 following the completion of an independent Data Safety Monitoring Board (“DSMB”) review of Stage 1 safety and tolerability data. We are completing plans to initiate Stage 2 including an updated study design that incorporates the DSMB’s recommendations for sequential enrollment, beginning with the Low and Mid Dose cohorts. Enrollment of the High Dose cohort will be part of a new Stage 3 and will follow completion of the prespecified safety assessments and further DSMB review and approval. The study design has also been updated to add a third vaccination at the Low and Mid Dose levels, while the High Dose regimen remains two vaccinations. We expect to report topline data from this study in the second half of 2027.
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
Since June 30, 2026, key developments affecting our business include the following:
•Reported Positive Topline Data from OPUS-1, the Pivotal Adult Phase 3 Trial of VAX-31: In October 2026, we announced positive results from the OPUS-1 trial. VAX-31 was well tolerated and demonstrated a safety profile similar to PCV20 and PCV21 across all ages studied. VAX-31 met all prespecified primary endpoints across age groups studied compared to PCV20 and/or PCV21. Importantly, VAX-31 met all prespecified co-primary immunogenicity endpoints in adults 50 and older:
•All 28 serotypes shared with PCV20 and/or PCV21 met the prespecified noninferiority criteria of LBCI >0.667 with the prespecified Hochberg multiplicity adjustment.
•For the 11 serotypes shared by VAX-31, PCV20 and PCV21, VAX-31 met all 11 primary noninferiority assessments based on OPA GMRs. For each serotype, the prespecified analysis required noninferiority against one or both comparators, using an OPA GMR noninferiority criterion of LBCI >0.667 with the prespecified Hochberg multiplicity adjustment.

•For the nine serotypes shared only with PCV20, all nine met the prespecified OPA GMR noninferiority criterion (LBCI >0.667).
•For the eight serotypes shared only with PCV21, all eight met the prespecified OPA GMR noninferiority criterion (LBCI >0.667).
•The three VAX-31 unique serotypes and cross-reactive serotype 20B met the OPA GMR superiority criterion (LBCI >2.0) with the prespecified Hochberg multiplicity adjustment.
•For the prespecified primary immunobridging endpoint, VAX-31 met the OPA GMR noninferiority criterion (LBCI >0.667) for all 32 serotype (31 vaccine serotypes plus cross-reactive serotype 20B) OPA GMR comparisons in adults aged 18-49 compared to adults aged 50-64.
•In the OPUS-1 prespecified individual comparator analyses, VAX-31 met the noninferiority criterion (LBCI >0.667) for 20 of 20 serotypes shared with PCV20 and 17 of 19 shared with PCV21. Compared to PCV21, serotypes 3 and 12F missed the LBCI >0.667 noninferiority criterion, but did meet the historical LBCI >0.5 threshold; compared to PCV20, VAX-31 met the LBCI>0.667 noninferiority criterion.
•Completed $1.15 Billion Public Offerings of Common Stock, Pre-Funded Warrants and Convertible Senior Notes, Including Full Exercise of Underwriters’ Options to Purchase Additional Shares and Convertible Senior Notes: In October 2026, we completed concurrent underwritten public offerings that were initiated following the disclosure of the OPUS-1 trial results. The aggregate gross proceeds to us from these offerings were approximately $1.15 billion, before deducting underwriting discounts and commissions and other offering expenses payable by us.
•Appointed Chief Medical Officer and Chief Legal Officer: In September 2026, we announced the appointments of experienced industry leaders Luis Jodar, Ph.D. as Chief Medical Officer and David McAvoy, J.D. as Chief Legal Officer. Dr. Jodar has more than 30 years of experience in vaccine development and launch across industry, international health organizations and academia. He spent 17 years at Pfizer Inc., most recently as Senior Vice President and Chief Medical Officer for Vaccines and Infectious Diseases. Mr. McAvoy brings more than three decades of legal leadership in the biopharmaceutical industry, including serving as Executive Vice President and Chief Legal Officer of Teva Pharmaceutical Industries Ltd.
Since our inception in November 2013, we have devoted substantially all of our resources to performing research and development, undertaking preclinical studies, advancing our vaccine candidates through clinical trials, enabling manufacturing activities in support of our product development efforts, acquiring and developing our technology and vaccine candidates, organizing and staffing our company, performing business planning, establishing our intellectual property portfolio and raising capital to support and expand such activities. We do not have any products approved for sale and have not generated any revenue from product sales. To date, we have financed our operations primarily with proceeds from the sales of our common stock, pre-funded warrants to purchase our common stock, issuance of convertible senior notes and, prior to our initial public offering (“IPO”) in June 2020, redeemable convertible preferred stock. We will continue to require additional capital to develop and commercialize our vaccine candidates and fund operations for the foreseeable future. Accordingly, until such time as we can generate significant revenue from sales of our vaccine candidates, if ever, we expect to finance our cash needs through public or private equity or debt financings, third-party (including government) funding and marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches.
We have incurred net losses in each year since inception and expect to continue to incur net losses in the foreseeable future. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending in large part on the timing of our clinical trials and manufacturing activities, and our expenditures on other research and development activities. Our net loss was $297.1 million and $902.0 million for the three and nine months, respectively, ended September 30, 2026. As of September 30, 2026, we had an accumulated deficit of $3.1 billion and cash, cash equivalents and investments of $2.3 billion. We believe our cash, cash equivalents and investments will be sufficient to fund our operating expenses and capital expenditure requirements through at least 12 months from the filing date of this Quarterly Report on Form 10-Q.
We do not expect to generate any revenue from commercial product sales unless and until we successfully complete development and obtain regulatory approval for one or more of our vaccine candidates. We expect our expenses will continue to remain high in connection with our ongoing activities, as we:
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
Certain Significant Relationships
Lonza Ltd. (“Lonza”)
Development and Manufacturing Services Agreements
In April 2022, we entered into a non-exclusive development and manufacturing services agreement with Lonza effective as of March 22, 2022, which was subsequently amended on May 12, 2022, November 21, 2022 and October 31, 2023 (as amended, the “2022 Lonza DMSA”). Pursuant to the 2022 Lonza DMSA, Lonza is obligated to perform services, including manufacturing process development and clinical manufacture and supply of our proprietary PCV candidates. Subject to the terms and conditions set forth in the 2022 Lonza DMSA, Lonza has granted to us a non-exclusive, worldwide, fully paid-up, irrevocable, transferable license, including the right to grant sublicenses, under the New General Application Intellectual Property, to research, develop, make, have made, use, sell and import the Product. Unless earlier terminated, the 2022 Lonza DMSA shall remain in place for a period of five years. Either party may terminate the 2022 Lonza DMSA for any reason on prior written notice to the other party, provided that Lonza may not exercise such right until a specified future date. In addition, either party may terminate the 2022 Lonza DMSA (i) within a given time period upon any material breach that is left uncured by the other party, or (ii) immediately if the other party becomes insolvent. We may also terminate the 2022 Lonza DMSA upon an extended force majeure event. Upon expiration and/or termination of the 2022 Lonza DMSA and/or any purchase order, we will pay Lonza for all services rendered, all costs incurred, all unreimbursed capital equipment and any cancellation fees (each term as defined in the 2022 Lonza DMSA).
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
Under the Lonza Commercial Manufacturing and Supply Agreement, prior to completion of construction and certification of the Suite for commercial operation, we contributed to the capital expenditure costs to construct the Suite (and own certain equipment in the Suite that was purchased or otherwise acquired by us), and paid Lonza a fixed-rate monthly service fee for Lonza’s pre-commercial services prior to commencement of commercial operations. Following completion of construction and certification of the Suite for commercial operation, the Suite was transferred to the Lonza operations team in August 2026, at which time the lease was deemed to have commenced. Lonza now maintains and operates the Suite, utilizing their employees, to manufacture the Products on our behalf, including conducting related quality control and quality assurance activities. We are now obligated to pay Lonza (i) Suite fees based on allocations of certain of Lonza’s costs to maintain the facility in which the Suite is located and to provide shared services to us and Lonza’s other customers in such facility, (ii) service fees based upon Lonza’s actual full-time equivalent employee (“FTE”) costs to operate the Suite to manufacture the Products, and (iii) equipment expenditures and certain other pass-through costs, including for raw materials. In addition, we may be obligated to pay or reimburse Lonza for certain other fees and expenses under the Lonza Commercial Manufacturing and Supply Agreement. Lonza is eligible for certain financial bonuses, and subject to certain financial penalties, as incentives for the timely completion of certain scale-up activities, receipt of certain regulatory approvals for the Suite and manufacture of the Products in accordance with our commercial requirements.

Unless earlier terminated, the Lonza Commercial Manufacturing and Supply Agreement will remain in effect until December 31, 2038, subject to automatic renewal for up to three additional renewal periods of five years each, unless we elect not to renew (with 24 months advanced notice to Lonza). We are permitted to terminate the Lonza Commercial Manufacturing and Supply Agreement for convenience or for Lonza’s uncured material breach, in each case subject to certain notice obligations. Lonza is permitted to terminate the Lonza Commercial Manufacturing and Supply Agreement in the event that we commit certain specified material breaches, including uncured failure to pay material and undisputed amounts of money due to Lonza, subject to certain notice obligations. Either party may terminate the Commercial Manufacturing and Supply Agreement in certain circumstances in the event of the other party’s bankruptcy. In the event that we terminate the agreement for convenience, or Lonza terminates the agreement in the event that we commit certain specified material breaches, then certain termination consequences may be triggered, including that (i) we would forfeit any outstanding entitlement to credit from Lonza of the Repurposing Fee (as defined below), and (ii) we would be obligated to pay Lonza a termination penalty equal to the greater of (a) CHF 70.0 million or (b) a prespecified number of months’ FTE fees for the actual FTEs assigned to us as of the date of termination. Within 30 days of the Effective Date, we paid Lonza a repurposing fee (the “Repurposing Fee”) of CHF 27.0 million that will be credited back to us over a 10-year period starting upon commencement of commercial production. In the event of a termination under certain circumstances, Lonza shall be obligated to provide certain wind-down and transition services to us for up to 12 months and 24 months, respectively.

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
As consideration for the Option and other rights and authorizations granted to us under the Option Agreement, we paid Sutro Biopharma upfront consideration of $22.5 million, consisting of (i) $10.0 million in cash and $7.5 million worth of shares of our common stock (the number of shares calculated based on the arithmetic average of the daily volume weighted average price of our common stock as traded on Nasdaq in the three consecutive trading days immediately prior to the issuance thereof) in December 2022, and (ii) $5.0 million in October 2023 within five business days after we and Sutro Biopharma mutually agreed in writing upon the Form Definitive Agreement on September 28, 2023. The 167,780 shares of common stock issued were recorded at fair value of $8.0 million on the date of settlement, December 22, 2022.

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
Research and Development
Research and development expenses represent costs incurred in performing research, development and manufacturing activities in support of our own product development efforts. Our research and development expenses include internal personnel-related costs (including salaries, employee benefits and stock-based compensation) for our personnel in research and development functions, and external costs including (i) product manufacturing costs, primarily related to acquiring, developing and manufacturing supplies for clinical trials and to prepare for potential future commercial launches, including fees paid to contract manufacturing organizations; (ii) clinical costs related to agreements with contract research organizations, investigative sites and consultants to conduct non-clinical and preclinical studies and clinical trials; (iii) research and development consumables, laboratory supplies and equipment costs; (iv) facility and other allocated shared services; and (v) other expenses primarily including professional and consulting services costs.

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

We expect our research and development expenses to remain high in absolute dollars for the foreseeable future as we advance our vaccine candidates into and through preclinical studies and clinical trials, manufacture drug product for our clinical trials and to support the potential initial commercial launch of VAX-31 in the adult population, scale up our manufacturing activities, establish additional manufacturing capacity to meet potential incremental supply requirements following the potential commercial launches of VAX-31 in the adult population and VAX-31 or VAX-24 in the pediatric population, pursue regulatory approval of our vaccine candidates and expand our pipeline of vaccine candidates. The process of conducting the necessary preclinical and clinical research and completing the manufacturing requirements to obtain regulatory approval is costly and time-consuming. The actual probability of success for our vaccine candidates may be affected by a variety of factors, including the safety and efficacy or immunogenicity of our vaccine candidates, clinical data, investment in our clinical programs, competition, manufacturing capabilities and commercial viability. We may never succeed in achieving regulatory approval for any of our vaccine candidates. As a result of the uncertainties discussed above, we are unable to determine the duration and completion costs of our research and development projects or if, when and to what extent we will generate revenue from the commercialization and sale of our vaccine candidates.
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

General and Administrative
General and administrative expenses consist primarily of costs and expenses related to personnel (including salaries, employee benefits and stock-based compensation) in our executive, commercial, legal, finance and accounting, human resources and other administrative functions; legal services relating to intellectual property and corporate matters; accounting, auditing, consulting and tax services; insurance; and facility and other allocated shared costs not otherwise included in research and development expenses. We expect our general and administrative expenses to continue to increase in absolute dollars for the foreseeable future as we increase our headcount and expand our services to support our continued research and development activities and grow our business.
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

Our vaccine development program for VAX-GI, a novel preclinical vaccine candidate being developed as a preventative treatment for dysentery and shigellosis, which is caused by Shigella bacteria, is currently funded in part by two grants obtained from the NIH administered by the University of Maryland, Baltimore. Our first grant from the NIH was awarded in April 2021 and provides for potential funding up to five years totaling approximately $0.5 million. In June 2023, we received another grant from the NIH that provides for potential funding up to five years totaling approximately $4.6 million. As of September 30, 2026, we have received and expect to continue to receive funding under each of these grants.

We are currently working on a discovery program with the University of North Carolina at Chapel Hill and the University of Chicago to develop a vaccine candidate for the prevention of Chlamydia, which is funded in part by a grant from the National Institute of Allergy and Infectious Diseases that provides potential funding up to five years totaling approximately $9.5 million. As of September 30, 2026, we have received and expect to continue to receive funding under this grant.
Income from grants is recognized in the period during which the related specified expenses are incurred, provided that the conditions under which the grants were provided have been met. The amount of grant income was not material during the three and nine months ended September 30, 2026 and September 30, 2025. Grant income is included as a component of Other income, net in the condensed consolidated statements of operations.

Results of Operations
Comparison of the Three and Nine Months Ended September 30, 2026 and 2025
The following table summarizes our results of operations for the periods presented:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2026	2025	$	%	2026	2025	$	%
	(in thousands)				(in thousands)
Operating expenses:
Research and development	$270,326	$209,933	$60,393	28.8%	$850,956	$552,246	$298,710	54.1%
General and administrative	37,948	32,447	5,501	17.0%	105,943	97,146	8,797	9.1%
Total operating expenses	308,274	242,380	65,894	27.2%	956,899	649,392	307,507	47.4%
Loss from operations	(308,274)	(242,380)	(65,894)	27.2%	(956,899)	(649,392)	(307,507)	47.4%
Other income, net:
Interest income	23,189	29,259	(6,070)	(20.7)%	75,554	93,267	(17,713)	(19.0)%
Other (expense) income	(11,977)	291	(12,268)	*	(20,641)	36,004	(56,645)	(157.3)%
Total other income, net	11,212	29,550	(18,338)	(62.1)%	54,913	129,271	(74,358)	(57.5)%
Net loss	$(297,062)	$(212,830)	$(84,232)	39.6%	$(901,986)	$(520,121)	$(381,865)	73.4%
________________________________
* not meaningful
Operating Expenses
Research and Development Expenses

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2026	2025	$	%	2026	2025	$	%
	(in thousands)				(in thousands)
External costs:
Product manufacturing costs	$130,858	$110,656	$20,202	18.3%	$405,942	$258,785	$147,157	56.9%
Clinical trials-related expenses	38,378	19,664	18,714	95.2%	143,372	54,179	89,193	164.6%
Research expenses	20,980	16,136	4,844	30.0%	73,657	52,677	20,980	39.8%
Facility and other allocated costs	12,628	11,007	1,621	14.7%	35,109	32,829	2,280	6.9%
Other external costs	6,183	3,807	2,376	62.4%	16,222	11,335	4,887	43.1%
Total external costs	209,027	161,270	47,757	29.6%	674,302	409,805	264,497	64.5%
Internal costs:
Personnel-related expenses	61,299	48,663	12,636	26.0%	176,654	142,441	34,213	24.0%
Total research and development expenses	$270,326	$209,933	$60,393	28.8%	$850,956	$552,246	$298,710	54.1%

Research and development expenses increased by $60.4 million, or 28.8%, during the three months ended September 30, 2026, compared to the corresponding period in 2025. The increase was largely driven by external costs, which grew by $47.8 million primarily due to increased activities related to clinical trials and product manufacturing in connection with our PCV programs. Product manufacturing costs increased by $20.2 million primarily driven by increased manufacturing activities to support potential future commercial launches. Clinical trials-related expenses increased by $18.7 million primarily due to the activities associated with the VAX-31 OPUS-1, OPUS-2 and OPUS-3 Phase 3 studies. Research expenses increased by $4.8 million driven by research and assay services, and other external costs increased by $2.4 million. The increase was further driven by internal personnel-related costs, which grew by $12.6 million, primarily due to headcount growth to support our research and development efforts.

Research and development expenses increased by $298.7 million, or 54.1%, during the nine months ended September 30, 2026 compared to the corresponding period in 2025. The increase was largely driven by external costs, which grew by $264.5 million primarily due to increased activities related to product manufacturing and clinical trials in connection with our PCV programs. Product manufacturing costs increased by $147.2 million due to an increase in manufacturing activities in preparation for potential future commercial launches. Clinical trials-related expenses increased by $89.2 million primarily due to the initiation of and enrollment in the VAX-31 OPUS-1, OPUS-2 and OPUS-3 Phase 3 studies. Research expenses increased by $21.0 million, primarily due to higher contracted research services utilized and increased expensed lab equipment costs, reflecting the expansion of research activities. Other external costs increased by $4.9 million, primarily driven by a $1.9 million increase in consulting and contractor services utilized and a $2.6 million increase in shipment costs associated with our expanded PCV programs. The increase was further driven by internal personnel-related costs, which grew by $34.2 million largely due to headcount growth to support our research and development efforts.
General and Administrative Expenses
General and administrative expenses increased by $5.5 million, or 17.0%, during the three months ended September 30, 2026 compared to the corresponding period in 2025, which was driven primarily by a $3.3 million increase in internal personnel-related costs due to headcount growth and a $2.2 million increase in professional and consulting services.
General and administrative expenses increased by $8.8 million, or 9.1%, during the nine months ended September 30, 2026 compared to the corresponding period in 2025 due primarily to an increase in internal personnel-related costs due to headcount growth.
Other Income, Net
Other income, net decreased by $18.3 million, or 62.1%, during the three months ended September 30, 2026 compared to the corresponding period in 2025. The decrease was primarily attributable to a $12.0 million reduction in unrealized and realized foreign currency gains due to fluctuations in foreign currency exchange rates and a $6.1 million decrease in interest income, due to lower average investment balances and lower interest rates.
Other income, net decreased by $74.4 million, or 57.5%, during the nine months ended September 30, 2026 compared to the corresponding period in 2025. The decrease was primarily attributable to a $57.7 million reduction in unrealized and realized foreign currency gains due to fluctuations in foreign currency exchange rates and a $17.7 million decrease in interest income due to lower average investment balances and lower interest rates.
Liquidity and Capital Resources
From inception through September 30, 2026, we have incurred losses and negative cash flows from operations and have funded our operations primarily through the issuance of common stock, pre-funded warrants to purchase our common stock and, prior to our IPO, redeemable convertible preferred stock, totaling approximately $5.3 billion in aggregate gross proceeds and $5.1 billion net of underwriting discounts, commissions and offering expenses. As of September 30, 2026, we had $0.1 billion in cash and cash equivalents, $2.1 billion in investments and an accumulated deficit of $3.1 billion.

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

On February 24, 2026, we entered into a Sales Agreement (the "2026 ATM Sales Agreement") with Leerink Partners LLC ("Leerink Partners"), to issue and sell, from time to time at our discretion, shares of our common stock at an aggregate offering price up to $500.0 million through Leerink Partners as our sales agent. We will pay Leerink Partners a commission of up to 3.0% of the gross sales proceeds of any common stock sold through Leerink Partners under the 2026 ATM Sales Agreement; however, we are not obligated to make any sales of common stock. As of September 30, 2026, we have not sold any shares of our common stock under the 2026 ATM Sales Agreement.
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
During the three and nine months ended September 30, 2026, 3,946,094 shares underlying the pre-funded warrants were exercised to receive 3,946,020 shares of common stock, net of exercise costs. During the three months ended September 30, 2025, no shares underlying the pre-funded warrants were exercised. During the nine months ended September 30, 2025, 4,140,705 shares underlying the pre-funded warrants were exercised, to receive 4,140,644 shares of common stock, net of exercise costs. As of September 30, 2026 and December 31, 2025, a total of 1,517,699 and 5,463,793 shares underlying pre-funded warrants were outstanding, respectively.
In February 2026, we completed an underwritten public offering of 12,650,000 shares of our common stock, which included the full exercise of the underwriters’ option to purchase an additional 1,650,000 shares, at a price of $50.00 per share. In aggregate, we received $601.8 million in net proceeds after deducting underwriting discounts, commissions and other offering expenses payable by us. We did not have any public offerings during the three and nine months ended September 30, 2025.
In October 2026, we completed concurrent underwritten public offerings of 8,584,375 shares of common stock at a public offering price of $64.00 per share, pre-funded warrants to purchase 400,000 shares of common stock at a public offering price of $63.999 per pre-funded warrant and $575 million aggregate principal amount of 1.50% convertible senior notes due 2032 (the “2032 Notes”). These offerings included the exercise in full by the underwriters of their option to purchase up to 1,171,875 additional shares of common stock at the public offering price per share and their option to purchase up to an additional $75 million aggregate principal amount of 2032 Notes at the public offering price, solely to cover over-allotments, in each case less underwriting discounts and commissions. The aggregate net proceeds to us from these offerings were approximately $1.1 billion, after deducting underwriting discounts and commissions and other offering expenses payable by us.

The exercise price of each pre-funded warrant equals $0.001 per share and each pre-funded warrant is exercisable from the date of issuance until fully exercised, subject to an ownership limitation.

The 2032 Notes were issued pursuant to, and are governed by, an indenture (the “Base Indenture”), dated as of October 9, 2026, between us and U.S. Bank Trust Company, National Association, as trustee (the “Trustee”), as supplemented by a First Supplemental Indenture (the “Supplemental Indenture,” and the Base Indenture, as supplemented by the Supplemental Indenture, the “Indenture”), dated as of October 9, 2026, between us and the Trustee.

The 2032 Notes are senior, unsecured obligations and will accrue interest at a rate of 1.50% per annum, payable semi-annually in arrears on April 15 and October 15 of each year, beginning on April 15, 2027. The 2032 Notes will mature on October 15, 2032 unless earlier repurchased, redeemed or converted. Before July 15, 2032, noteholders will have the right to convert their 2032 Notes only upon the occurrence of certain events. From and after July 15, 2032, noteholders may convert their 2032 Notes at any time at their election until the close of business on the second scheduled trading day immediately before the maturity date. We will settle conversions by paying or delivering, as applicable, cash, shares of our common stock or a combination of cash and shares of common stock, at our election. The initial conversion rate is 11.1607 shares of common stock per $1,000 principal amount of 2032 Notes, which represents an initial conversion price of approximately $89.60 per share of common stock. The conversion rate and conversion price will be subject to customary adjustments upon the occurrence of certain events. In addition, if certain corporate events that constitute a “Make-Whole Fundamental Change” (as defined in the Indenture) occur, then the conversion rate will, in certain circumstances, be increased for a specified period of time.

The 2032 Notes will be redeemable (a “provisional redemption”), in whole or in part (subject to certain limitations described below), at our option at any time, and from time to time, on or after October 22, 2029 and on or before the 20th scheduled trading day immediately before the maturity date, at a cash redemption price equal to the principal amount of the 2032 Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date, but only if the last reported sale price per share of common stock exceeds 130% of the conversion price on (x) each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the trading day immediately before the date we send the related redemption notice; and (y) the trading day immediately before the date we send such notice. However, we may not redeem less than all of the outstanding 2032 Notes pursuant to a provisional redemption unless at least $75.0 million aggregate principal amount of 2032 Notes are outstanding and not called for redemption as of the time we send the related redemption notice. In addition, calling any 2032 Note for provisional redemption will constitute a Make-Whole Fundamental Change with respect to that 2032 Note, in which case the conversion rate applicable to the conversion of that 2032 Note will be increased in certain circumstances if it is converted after it is called for provisional redemption.

In addition, we will also have the right to redeem (a “cleanup redemption”) all, but not less than all, of the 2032 Notes, at any time, at a cash redemption price equal to the principal amount of the 2032 Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date, but only if the principal amount of the 2032 Notes outstanding at the time we send the related redemption notice is less than 10% of the aggregate principal amount of the 2032 Notes originally issued. Calling the 2032 Notes for cleanup redemption will constitute a Make-Whole Fundamental Change, which will require us to increase the conversion rate in certain circumstances for a specified period of time.

If certain corporate events that constitute a “Fundamental Change” (as defined in the Indenture) occur, then, subject to a limited exception for certain cash mergers, noteholders may require us to repurchase their 2032 Notes at a cash repurchase price equal to the principal amount of the 2032 Notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the fundamental change repurchase date. The definition of Fundamental Change includes certain business combination transactions involving us and certain de-listing events with respect to the common stock.
Future Funding Requirements
Our primary uses of cash are to fund our operations, which consist primarily of research, development and manufacturing expenditures related to our programs and, to a lesser extent, capital expenditures for our commercial manufacturing facility and general and administrative expenditures. We anticipate that we will continue to incur significant expenses and capital expenditures for the foreseeable future as we continue to advance our vaccine candidates, expand our corporate infrastructure, further our research and development initiatives for our vaccine candidates, build out and operate our commercial manufacturing facilities, and scale our laboratory and manufacturing operations. We are subject to all of the risks typically related to the development of new drug candidates, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. We anticipate that we will need substantial additional funding in connection with our continuing operations.
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

Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2026	2025
	(in thousands)
Net cash used in operating activities	$(737,177)	$(430,745)
Net cash provided by investing activities	85,080	322,229
Net cash provided by (used in) financing activities	601,958	(394)
Effect of exchange rate changes on cash and cash equivalents	1,435	2,263
Net decrease in cash, cash equivalents and restricted cash	$(48,704)	$(106,647)
Net Cash Flows from Operating Activities
Net cash used in operating activities for the nine months ended September 30, 2026 was $737.2 million, an increase of $306.4 million compared to the nine months ended September 30, 2025. The increase was primarily due to higher cash expenditures to support our business growth, including increased development and manufacturing activities in connection with the adult and infant PCV programs to support the potential future commercial launches, as well as timing of payments.
Net Cash Flows from Investing Activities
Net cash provided by investing activities for the nine months ended September 30, 2026 was $85.1 million, a decrease of $237.1 million compared to net cash provided by investing activities for the nine months ended September 30, 2025. The change was primarily attributable to a $170.3 million increase in purchases of investments and a $91.1 million decrease in maturities and sales of investments, which were partially offset by a $22.9 million decrease in cash used for purchases of manufacturing facility and equipment construction-in-progress.
Net Cash Flows from Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2026 was $602.0 million, an increase of $602.4 million compared to the nine months ended September 30, 2025. The increase was primarily due to $601.8 million in net proceeds from the follow-on offering during the nine months ended September 30, 2026, whereas no such offerings occurred during the nine months ended September 30, 2025.
Contractual Obligations and Commitments
Our material cash requirements include the following contractual and other obligations:
Leases
We have operating lease agreements for our office spaces and a finance lease agreement for our manufacturing activities. As of September 30, 2026, we had total operating lease payment obligations of $154.6 million, of which $14.1 million is payable within one year. As of September 30, 2026, we had total finance lease payment obligations of $131.2 million, of which $14.9 million is payable within one year.
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

Purchase Commitments
We have certain payment obligations under various license agreements. Under these agreements, we are required to make milestone payments upon successful completion and achievement of certain intellectual property, clinical, regulatory and sales milestones. The payment obligations under the license agreements are contingent upon future events such as our achievement of specified development, clinical, regulatory and commercial milestones, and we will be required to make development milestone payments and royalty payments in connection with the sale of products developed under these agreements. As the achievement and timing of these future milestone payments are not probable or estimable, such amounts have not been included in our condensed consolidated balance sheets as of September 30, 2026 or December 31, 2025.
We enter into agreements in the normal course of business with CMOs and other vendors for manufacturing services and raw materials purchases. We rely on several third-party manufacturers for our manufacturing requirements. As of September 30, 2026, we had the following amounts of non-cancelable purchase commitments related to manufacturing services and raw materials purchased due to our key manufacturing partners. These amounts represent our minimum contractual obligations, including termination fees. If we terminate certain firm orders with our key manufacturing partners, we will be required to pay for the manufacturing services scheduled or raw materials purchased under our arrangements. The actual amounts we pay in the future to the vendors under such agreements may differ from the purchase order amounts.

Years ending December 31,	(in thousands)
Remainder of 2026	$203,435
2027	231,149
2028	79,301
2029	10,500
Thereafter	—
Total non-cancelable purchase commitments due to our key manufacturing partners	$524,385
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
Our cash and cash equivalents as of September 30, 2026 and December 31, 2025 consisted of readily available checking and money market funds. As of September 30, 2026 and December 31, 2025, we also invested in U.S. Treasury securities, U.S. government agency securities, corporate debt, commercial paper, certificates of deposit, and asset-backed securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. We do not believe that our cash and cash equivalents have significant risk of default or illiquidity. As of

September 30, 2026 and December 31, 2025, we had approximately $2.3 billion and $2.4 billion in cash, cash equivalents and investments, respectively. For the three and nine months ended September 30, 2026, we had interest income of $23.2 million and $75.6 million, respectively. The following table shows the impact of a hypothetical 10% increase or decrease in interest rates on our net assets as of September 30, 2026 and our net loss for the nine months ended September 30, 2026:

	Impact on Net Assets as of September 30, 2026	Impact on Net Loss for the Nine Months Ended September 30, 2026

Hypothetical Change in Interest Rates	(in thousands)
10% increase	$11,050	$7,689
10% decrease	$(11,050)	$(7,689)
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
Foreign Currency Risk
We are exposed to market risk related to changes in foreign currency exchange rates, mainly relating to our contracts with Lonza, our CMO in Switzerland. We have also entered into a limited number of contracts with other parties with payments denominated in foreign currencies. Payments under these contracts are made in foreign currencies and are subject to fluctuations in foreign currency rates. We do not currently have a formal program in place to hedge foreign currency risks. However, from time to time, we buy Swiss Francs (“CHF”), which is the majority of our foreign currency exposure, at market and hold CHF in our bank accounts. As of September 30, 2026 and December 31, 2025, we had approximately $62.0 million and $38.9 million of CHF cash and cash equivalents, respectively, held at three financial institutions. As of September 30, 2026 and December 31, 2025, we had foreign currency denominated accounts payable and accrued expenses of $310.3 million and $129.0 million, respectively. As of September 30, 2026 and December 31, 2025, we had foreign currency denominated property, plant and equipment of $210.0 million and $223.7 million, respectively. As of September 30, 2026 and December 31, 2025, we had foreign currency denominated other assets of $312.5 million and $148.1 million, respectively. To date, foreign currency transaction gains and losses have not been material to our consolidated financial statements.

The following table shows the impact of a hypothetical 10% increase or decrease in current exchange rates on our net assets as of September 30, 2026 and our net loss for the nine months ended September 30, 2026:

	Impact on Net Assets as of September 30, 2026	Impact on Net Loss for the Nine Months Ended September 30, 2026

Hypothetical Change in Currency Exchange Rates	(in thousands)
10% increase	$27,317	$28,575
10% decrease	$(27,317)	$(28,575)
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
Our management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), our principal executive officer and principal financial officer, respectively, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2026. Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures as of September 30, 2026 were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the quarter ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
We are a clinical-stage biotechnology vaccine company. Investment in clinical-stage companies and vaccine development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential vaccine candidate will not gain regulatory approval or become commercially viable. We do not have any products approved for sale and have not generated any revenue from product sales. As a result, we are not profitable and have incurred losses in each year since inception. Our net losses were $766.6 million and $463.9 million for the years ended December 31, 2025 and 2024, respectively, $297.1 million and $212.8 million for the three months ended September 30, 2026 and 2025, respectively, and $902.0 million and $520.1 million for the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, we had an accumulated deficit of $3.1 billion.
We expect to continue to spend significant resources to fund research and development of, and seek regulatory approvals for, our vaccine candidates. We expect to incur substantial operating losses over the next several years as our research, development, manufacturing, commercial readiness, preclinical testing and clinical trial activities remain high. As a result, our accumulated deficit will also increase significantly. We may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue. However, we do not expect to generate any revenue from commercial product sales unless and until we successfully complete development and obtain regulatory approval for one or more of our vaccine candidates. Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital. Even if we eventually generate revenue, we may never be profitable and, if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.
We will require substantial additional funding to finance our operations, which may not be available to us on acceptable terms, or at all. If we are unable to raise additional capital when needed, we could be forced to delay, reduce or terminate certain of our development programs or other operations.
As of September 30, 2026, we had cash, cash equivalents and investments of $2.3 billion. We believe our existing cash, cash equivalents and investments will fund our current operating plans through at least 12 months from the filing date of this Quarterly Report on Form 10-Q. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned. Furthermore, we will need to raise substantial additional capital to complete the development, manufacturing and commercialization of our drug candidates. We expect to finance our cash needs through public or private equity or debt financings, third-party (including government) funding and marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements or any combination of these approaches.

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

In addition, the preclinical and clinical trial requirements of the FDA, European Medicines Agency (“EMA”) and other regulatory agencies and the criteria these regulators use to determine the safety and immunogenicity or efficacy of a vaccine candidate are determined according to the type, complexity, novelty and intended use and market of the potential products, taking into consideration the benefits and risks for the intended population who will receive the vaccine, as well as the disease(s) to be prevented. Regulatory agencies also evaluate a sponsor’s data to determine whether the manufacturing and facility information assure product quality and consistency. Approvals by the FDA and EMA for existing pneumococcal vaccines, such as Pfizer Inc.'s (“Pfizer”) Prevnar 13® (“PCV13”) and Prevnar 20® (“PCV20”), and Merck & Co., Inc.'s (“Merck”) VAXNEUVANCETM (“PCV15”), Capvaxive® (“PCV21”) and Pneumovax® 23 (“PPSV23”), may not be indicative of what these regulators may require for approval of our vaccine candidates. For example, in the adult population, these existing pneumococcal vaccines were previously approved based on several criteria, including the establishment of non-inferiority of OPA responses relative to the then current standard of care vaccine(s) for the serotypes in common with such standard-of-care vaccine(s), on a strain-by-strain basis, where non-inferiority was defined as greater than or equal to 0.50 of the lower limit of the two-sided 95% confidence interval of the OPA geometric mean titer ratio. Following discussions with the FDA, the non-inferiority standard in our VAX-31 adult OPUS-1 Phase 3 pivotal, noninferiority trial is set at 0.667. In the infant population, existing pneumococcal vaccines were previously approved based on several criteria, including, for the post-dose 4 assessment, the establishment of non-inferiority of IgG responses relative to the then current standard-of-care vaccine(s) for the serotypes in common with such standard-of-care vaccine(s), on a strain-by-strain basis, where non-inferiority was defined as greater than or equal to 0.50 of the lower limit of the two-sided 95% confidence interval of the IgG geometric mean ratio. In October 2026, Pfizer announced that it would use a noninferiority standard of 0.667 in its infant Phase 3 trial of its 25-valent PCV candidate (“PCV25”). The noninferiority standard for our infant Phase 3 program will not be determined until at least the time we have our End-of-Phase 2 meeting with the FDA, but given Pfizer’s PCV25 trial decision, we expect that the FDA will also require our infant Phase 3 trial to use the 0.667 noninferiority standard.

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

Vaccine candidates that we successfully develop and commercialize may compete with existing vaccines and new vaccines that may become available in the future. Many of our competitors have substantially greater financial, lobbying, technical, human and other resources than we do and may be better equipped to develop, manufacture and market technologically superior vaccines, including the potential that our competitors may develop chemical processes or utilize novel technologies for developing vaccines that may be superior to those we employ. In addition, many of these competitors have significantly greater experience than we have in undertaking preclinical studies and clinical trials of new products and in obtaining regulatory approvals, including for many vaccine franchises. Accordingly, our competitors may succeed in obtaining FDA approval or a preferred recommendation from ACIP for their products. For example, PCV13 obtained FDA approval for the prevention of invasive pneumococcal disease (“IPD”) in infants based on non-inferior IgG antibody responses relative to Prevnar, using the surrogate immune endpoints established by the prior Prevnar field efficacy study. Pfizer implemented a similar approach to the development of its 20-valent PCV vaccine candidate, PCV20, which was approved by the FDA in June 2021 for use in adults and in April 2023 for use in infants and children. Pfizer previously announced that it was developing PCV25, which was in adult and pediatric Phase 2 clinical trials, and that it was working on a 30-plus valent PCV candidate that was in preclinical development. Pfizer announced in November 2025 that it planned to initiate adult and pediatric pivotal trials evaluating PCV25 in 2026. In May 2026, Pfizer announced the initiation of a Phase 3 pediatric program evaluating PCV25 and the termination of its adult 25-valent program in favor of a preclinical 35-valent candidate, which it expects will enter clinical development in 2026. In October 2026, Pfizer announced results from its Phase 2 trial evaluating PCV25 in infants, and that it plans to complete its PCV25 infant Phase 3 study in the second quarter of 2029 with regulatory submission planned in 2029. Merck received approval for PCV15, its 15-valent PCV, in July 2021 for use in adults and in June 2022 for use in infants and children. Merck announced in June 2024 that PCV21, its 21-valent PCV, received approval from the FDA for use in adults. In September 2025, Merck announced positive results from its Phase 3 study evaluating PCV21 in children aged 2–17 with increased risk for pneumococcal disease. In June 2026, Merck announced that the FDA approved an additional indication for PCV21 in children aged 2–17 with increased risk of pneumococcal disease who have previously completed a primary pediatric pneumococcal series. Merck is also advancing additional next-generation PCV candidates through multiple early-phase clinical studies evaluating different formulations. In addition, Sanofi and SK bioscience have partnered to develop a 21-valent PCV and, in June 2023, announced positive results from their Phase 2 clinical trials in infants. In December 2024, Sanofi and SK bioscience announced the initiation of a global pediatric Phase 3 clinical program of their 21-valent PCV candidate, as well as an expanded agreement to develop, license and commercialize "next-generation" PCVs for both pediatric and adult populations. In February 2026, SK bioscience announced that it expected topline results from this Phase 3 study to be available in 2027, and that a next-generation PCV candidate, also co-developed with Sanofi, was in preclinical development with clinical trial entry expected in 2026. In March 2026, SK bioscience announced that it was targeting 2029 for commercialization of its 21-valent PCV candidate, which it is co-developing with Sanofi. GSK, which previously acquired Affinivax, was previously developing a 24‑valent affinity‑bound pneumococcal vaccine candidate in adults and infants. In October 2024, GSK announced the termination of their adult 24-valent program in favor of a preclinical 30-plus valent candidate. In October 2025, GSK announced the initiation of a Phase 1 study in Australia evaluating its 30-plus valent candidate in adults. In the fourth quarter of 2025, GSK removed its pediatric 24-valent candidate, which had previously advanced into a Phase 2 clinical trial program, from its publicly disclosed pipeline. GSK's disclosed pipeline lists a 30-plus valent pediatric candidate in Phase 1.
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

We expect to continue to rely on third-party manufacturers and suppliers if we receive regulatory approval for any PCV or any other vaccine candidates. For example, in October 2023, we entered into a pre-commercial services and commercial manufacturing supply agreement (the “Lonza Commercial Manufacturing and Supply Agreement”) with Lonza, pursuant to which Lonza (i) constructed and built out a dedicated suite (“Suite”) at Lonza’s facilities in Visp, Switzerland to manufacture certain key components (including drug substance) for our proprietary PCV franchise and any other products or intermediates we may choose (collectively, the “Products”), and (ii) maintains and operates the Suite (utilizing Lonza’s employees) to manufacture the Products as a service provided to us, including conducting related quality control and quality assurance operations. In September 2025, we also entered into a master services agreement with Patheon Manufacturing Services LLC, part of Thermo Fisher Scientific (collectively, “Thermo Fisher”), pursuant to which Thermo Fisher will commercially manufacture and supply drug product for our PCV candidates, if approved (the “Thermo Fisher Commercial Manufacturing and Supply Agreement”).
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

Based on our VAX-31 End-of-Phase 2 meeting with the FDA, we believe there is confirmation that the immunogenicity analyses are sufficient to support licensure, and an efficacy study is therefore not required. In the event that we are required to conduct any field efficacy studies for VAX-31 or any of our other product candidates, enrollment of a sufficient number of subjects may require additional time and resources given widespread vaccination rates in the United States, particularly in the pediatric population. As a result, we may be required to conduct any such trials outside the United States, which could cause additional complexity and delay. Delays in enrollment may result in increased costs or may affect the timing or outcome of any clinical trials we may conduct, which could prevent completion of these trials and adversely affect our ability to advance the development of our vaccine candidates.
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
Our ability to compete in the highly competitive biotechnology and pharmaceutical industries depends upon our ability to attract and retain highly qualified managerial, scientific and medical personnel. We are highly dependent on our management, scientific and medical personnel, including our Chief Executive Officer, our President and Chief Financial Officer, our Vice President of Research and our Executive Vice President, Chief Scientific Officer and Chief Operating Officer. The loss of the services of any of our executive officers, other key employees and other scientific and medical advisors, and our inability to find suitable replacements, could result in delays in product development and harm our business.
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

On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was signed into law in the United States, and contains a wide range of tax reform provisions, including extending and modifying certain key Tax Act provisions, such as 100% bonus depreciation and the business interest expense limitation. Additionally, the OBBBA allows expensing of domestic R&D expenses starting in 2025, and also allows an election to deduct the remaining unamortized domestic R&D expenses as of December 2024, either entirely in 2025 or over two years in 2025 and 2026.

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

We do not have the infrastructure or capability internally to manufacture supplies for our vaccine candidates or the materials necessary to produce our vaccine candidates for use in the conduct of our preclinical studies or clinical trials, and we lack the internal resources and the capability to manufacture any of our vaccine candidates on a preclinical, clinical or commercial scale. Pursuant to the Manufacturing Rights Agreement with Sutro Biopharma, we obtained exclusive rights to independently, or through certain third parties, develop, improve and manufacture cell-free extract for use in connection with our vaccine candidates. We have engaged Lonza to perform manufacturing process development and clinical manufacture and supply of components for our PCV candidates. Lonza is currently in the process of manufacturing certain components of our vaccine candidates on a clinical scale. In addition, we entered into the Lonza Commercial Manufacturing and Supply Agreement pursuant to which Lonza (i) constructed and built out a Suite at Lonza’s facilities in Visp, Switzerland to manufacture the Products, and (ii) maintains and operates the Suite (utilizing Lonza’s employees) to manufacture the Products as a service provided to us. In September 2025, we also entered into the Thermo Fisher Commercial Manufacturing and Supply Agreement, pursuant to which Thermo Fisher will commercially manufacture and supply drug product for our PCV candidates, if approved.
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
The general approach for FDA approval of a new biologic or drug is for the sponsor to provide dispositive data from two Phase 3 clinical trials of the relevant biologic or drug in the relevant patient population. Phase 3 clinical trials typically involve thousands of patients, have significant costs and are time consuming. While we are still in the process of having discussions with the FDA regarding our Phase 3 regulatory plans, including discussions regarding our CMC strategy, the FDA may ultimately disagree with our regulatory strategy or we may be unable to successfully complete development to the FDA’s satisfaction. We believe our previously reported topline results from the VAX-31 OPUS-1 pivotal adult Phase 3 trial support an approvable profile for VAX-31 in adults, but there can be no assurance that this will be sufficient for regulatory approval.

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

Our indebtedness and liabilities could limit the cash flow available for our operations, expose us to risks that could adversely affect our business, financial condition and results of operations and impair our ability to satisfy our obligations under the 2032 Notes.

As of the date of this Quarterly Report on Form 10-Q, we have $575.0 million principal amount of indebtedness outstanding under our 1.50% Convertible Senior Notes due 2032 (the “2032 Notes”). We may also incur additional indebtedness to meet future financing needs. Our indebtedness could have significant negative consequences for our security holders and our business, results of operations and financial condition by, among other things:

•increasing our vulnerability to adverse economic and industry conditions;
•limiting our ability to obtain additional financing;
•requiring the dedication of a substantial portion of our cash flow from operations to service our indebtedness, which will reduce the amount of cash available for other purposes;
•limiting our flexibility to plan for, or react to, changes in our business;
•diluting the interests of our existing stockholders as a result of issuing shares of our common stock upon conversion of the 2032 Notes; and
•placing us at a possible competitive disadvantage with competitors that are less leveraged than us or have better access to capital.

Our business may not generate sufficient funds, and we may otherwise be unable to maintain sufficient cash reserves, to pay amounts due under our indebtedness, including the 2032 Notes, and our cash needs may increase in the future. In addition, future indebtedness that we may incur may contain financial and other restrictive covenants that limit our ability to operate our business, raise capital or make payments under our other indebtedness. If we fail to comply with these covenants or to make payments under our indebtedness when due, then we would be in default under that indebtedness, which could, in turn, result in that and our other indebtedness becoming immediately payable in full.

We may be unable to raise the funds necessary to repurchase the 2032 Notes for cash following a fundamental change or to pay any cash amounts due upon maturity or conversion of the 2032 Notes, and our other indebtedness may limit our ability to repurchase the 2032 Notes or to pay any cash amounts due upon their maturity or conversion.

Holders of the 2032 Notes may, subject to a limited exception, require us to repurchase their 2032 Notes following a “fundamental change” (as defined in the indenture governing the 2032 Notes) at a cash repurchase price generally equal to the principal amount of the 2032 Notes to be repurchased, plus accrued and unpaid interest, if any. Upon maturity of the 2032 Notes, we must pay their principal amount and accrued and unpaid interest in cash, unless they have been previously repurchased, redeemed or converted. In addition, upon conversion, we will satisfy part or all of our conversion obligation in cash unless we elect to settle conversions solely in shares of our common stock. We may not have enough available cash or be able to obtain financing at the time we are required to repurchase the 2032 Notes or pay any cash amounts due upon their maturity or conversion. In addition, applicable law, regulatory authorities and the agreements governing our other indebtedness may restrict our ability to repurchase the 2032 Notes or to pay any cash amounts due upon their maturity or conversion. Our failure to repurchase 2032 Notes or to pay any cash amounts due upon their maturity or conversion when required will constitute a default under the indenture governing the 2032 Notes. A default under the indenture governing the 2032 Notes or the fundamental change itself could also lead to a default under agreements governing our other indebtedness, which may result in that other indebtedness becoming immediately payable in full. We may not have sufficient funds to satisfy all amounts due under the other indebtedness and the 2032 Notes.

Provisions in the indenture governing the 2032 Notes could delay or prevent an otherwise beneficial takeover of us.

Certain provisions in the 2032 Notes and the indenture governing the 2032 Notes could make a third-party attempt to acquire us more difficult or expensive. For example, if a takeover constitutes a fundamental change, then, subject to a limited exception, holders of the 2032 Notes will have the right to require us to repurchase their 2032 Notes for cash. In addition, if a takeover constitutes a “make-whole fundamental change” (as defined in the indenture governing the 2032 Notes), then we may be required to temporarily increase the conversion rate. In either case, and in other cases, our obligations under the 2032 Notes and the indenture governing the 2032 Notes could increase the cost of acquiring us or otherwise discourage a third party from acquiring us, including in a transaction that holders of the 2032 Notes or holders of our common stock may view as favorable.

The accounting method for the 2032 Notes could adversely affect our reported financial condition and results.

The accounting method for reflecting the 2032 Notes on our balance sheet, accruing interest expense for the 2032 Notes and reflecting the underlying shares of our common stock in our reported diluted earnings per share may adversely affect our reported earnings and financial condition.

We are currently assessing the accounting effects of the 2032 Notes on our consolidated financial statements. In accordance with applicable accounting standards, we expect that the 2032 Notes will be reflected as a liability on our balance sheets, with the initial carrying amount equal to the principal amount of the 2032 Notes, net of issuance costs. The issuance costs would be treated as a debt discount for accounting purposes, which would be amortized into interest expense over the term of the 2032 Notes. As a result of this amortization, the interest expense that we expect to recognize for the 2032 Notes for accounting purposes could be greater than the cash interest payments we will pay on the 2032 Notes, which would result in lower reported income.

Furthermore, if any of the conditions to the convertibility of the 2032 Notes is satisfied, then we may be required under applicable accounting standards to reclassify the liability carrying value of the 2032 Notes as a current, rather than a long-term, liability. This reclassification could be required even if no noteholders convert their 2032 Notes and could materially reduce our reported working capital.
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
International trade policies are subject to periodic revision and may change in response to economic, geopolitical or national security considerations. The U.S. government and certain foreign governments have recently announced new or increased tariffs on imported goods, and additional tariffs or increases in tariffs could be assessed in the future. Pharmaceuticals have historically been exempt from tariffs. However, pursuant to Section 232 of the Trade Expansion Act of 1962, the U.S. government has imposed a 100% tariff on patented pharmaceutical products and ingredients manufactured outside the U.S., subject to certain exemptions and reduced rates, including delayed implementation, reduced rates for imports from certain countries, exemptions for specific product categories, and pathways to mitigate tariffs through onshoring and pricing agreements with the U.S. government. It is possible that the imposition of tariffs on a range of pharmaceutical products and ingredients may negatively impact certain aspects of our manufacturing process for our clinical trial product materials and supplies, the level of expenses related to our vaccine candidates or preclinical and clinical development programs, and our business.
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
c.Issuer Purchases of Equity Securities
None.
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
Trading Arrangements

During the three months ended September 30, 2026, none of our directors or Section 16 officers adopted, modified or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

On November 3, 2026, the Company entered into an amendment to the Executive Change in Control and Severance Agreement between the Company and Mikhail Eydelman, its Senior Vice President, General Counsel (as so amended, the “Amended Agreement”). In connection with certain organizational changes implemented as of August 31, 2026 impacting Mr. Eydelman’s role, Mr. Eydelman and the Company have formally agreed that he will remain employed until at least the earlier of (i) May 31, 2027 (the “Scheduled Date”), or (ii) the date on which an Early Termination Event occurs (the period between August 31, 2026 and the earlier to occur of the Scheduled Date or Early Termination Event, the “Continued Employment Period”). During the Continued Employment Period, Mr. Eydelman will continue to vest in his Company equity awards and to earn base salary and annual incentives as currently in effect. The Amended Agreement also preserves Mr. Eydelman’s Good Reason severance rights for the duration of the Continued Employment Period. Unless Mr. Eydelman’s employment continues past the Scheduled Date, upon his termination of employment for Good Reason, Mr. Eydelman will be entitled to receive the severance benefits that apply upon a termination of his employment for Good Reason under the Change in Control and Severance Agreement as previously disclosed, except that, pursuant to the Amended Agreement, the severance benefits to apply to Mr. Eydelman upon a Qualifying Termination are modified such that the references to 12 months have been reduced to 9 months.

Capitalized terms not otherwise defined herein have the meanings set forth in the Amended Agreement.

The foregoing description of the Amended Agreement is only a summary and is qualified in its entirety by the Second Amendment to Change in Control and Severance Agreement between Vaxcyte, Inc. and Mikhail Eydelman, dated November 3, 2026, disclosed herewith.

Item 6. Exhibits.

		Incorporated by Reference
Exhibit Number	Description	Schedule Form	File Number	Exhibit	Filing Date

3.1	Second Amended and Restated Certificate of Incorporation of Vaxcyte, Inc.	10-K	001-39323	3.1	February 24, 2026

3.2	Amended and Restated Bylaws of Vaxcyte, Inc., as amended.	10-Q	001-39323	3.2	November 6, 2023

4.1	Form of Common Stock Certificate of the Registrant.	S-1/A	333-238630	4.1	June 8, 2020

4.2	Form of Pre-Funded Warrant.	8-K	001-39323	4.1	January 13, 2022

4.3	Form of Pre-Funded Warrant.	8-K	001-39323	4.1	October 27, 2022

4.4	Form of Pre-Funded Warrant.	8-K	001-39323	4.1	April 20, 2023

4.5	Form of Pre-Funded Warrant.	8-K	001-39323	4.1	January 31, 2024

4.6	Form of Pre-Funded Warrant.	8-K	001-39323	4.1	September 6, 2024

10.1#	Second Amendment to Executive Change in Control and Severance Agreement entered into by and between the Registrant and Mikhail Eydelman.				X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1†	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	Inline XBRL Instance Document: the instance document does not appear in the interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Inline XBRL for the cover page of the Quarterly Report on Form 10-Q included in the Exhibit 101 Inline XBRL Document Set.
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

Vaxcyte, Inc.

Date: November 4, 2026	By:	/s/ Grant E. Pickering
Grant E. Pickering
Chief Executive Officer

Date: November 4, 2026	By:	/s/ Andrew Guggenhime
Andrew Guggenhime
President and Chief Financial Officer